Form 10KSB40
period 1999-12-31
GAMECOM INC
filed 2000-04-05
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-28381

                                  GAMECOM, INC.
             (Exact name of Registrant as specified in its Charter)

           Texas                                     93-1207631
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    440 North Center, Arlington, TX                     76011
(Address of principal executive offices)             (Zip Code)

                                 (817) 265-0440
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934:

                     Common Stock, par value $.005 per share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1999 was approximately $2,946,257.

The number of shares of Registrant's Common Stock outstanding on December 31, 1999 was 11,822,150.

               Revenue for the most recent fiscal year was $5,431.

                                     Part I

Item 1. Description of Business

BUSINESS OVERVIEW

GameCom, Inc. (the "Company") was organized in 1996 to operate theme concept microbrewery restaurants. In 1997, the Company acquired First Brewery of Dallas, Inc., which operated the former Hubcap Brewery & Kitchen of Dallas, Texas (later renamed The Schooner Brewery(TM) brewpub). As a result of several factors, including relatively strict laws that apply to craft brewers in Texas, GameCom found it difficult to develop this initial business, and closed down its microbrewery operations in early 1999.

In December of 1997, GameCom acquired all rights to 'Net GameLink(TM), an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. Since closing its microbrewery operations GameCom has been devoting substantially all of its efforts to implementing the 'Net GameLink(TM) product and its operations have been limited to development, construction and beta-testing of the initial 'Net GameLink(TM) prototype system at J. Gilligan's Bar and Grill in Arlington, Texas. The Company is not expected to have revenues from its Internet gaming business until some time in the first quarter of 2000.

In February, 2000, the Company changed its jurisdiction of incorporation from Nevada to Texas. The Company maintains its principal office at 440 North Center, Arlington, Texas 76011, and its telephone number is (817) 265-0440.

'NET GAMELINK(TM) SYSTEM

In December, 1997, the Company acquired from Adams Bragg & Company, Inc. , a firm which had been performing public relations services for the Company, all proprietary rights in the 'Net GameLink(TM) system in exchange for 425,000 shares of the Company's common stock. At the time of acquisition, the system was essentially little more than an idea. Over the next two years, the Company worked in cooperation with Connect Computer Group, a Texas electronics firm, to develop the hardware and communications configuration to implement this concept. The services of Connect Computer Group were performed without any out-of-pocket cash cost to the Company other than the costs of certain hardware on the basis of an unwritten understanding that if the system were successfully marketed Connect Computer would receive a significant equity position in the Company.

The Company's 'Net GameLink(TM) system is designed for installation at a relatively modest cost in neighborhood arcade-like gaming centers and social bars. It consists of computers, a networking system, and specially-designed networked kiosks that allow the Company's patrons to play interactive 3D games with either other users at the same location or users at a remote location. The gamestations feature X86 (Intel central processing unit) compatible 3D-game hardware andsoftware. Customers pay for their use of the system through a plastic debit card. Each card is prepaid and is credited with a certain amount of playing time.

The Company intends to provide its interactive electronic gaming service through a combination of Company-owned centers and through third parties such as social bars, which will purchase the system on the basis of a fixed initial fee and a continuing royalty. In addition, the Company expects revenue to be generated through the sale of advertising to companies who wish to reach the Company's demographic market. The Company anticipates that the cost of a system to third parties will be in the range of $5,500 to $6,500 per kiosk, including the server for each location. The Company anticipates a royalty based on the amount spent by patrons to actually play on the system equal to 40% of revenues and a royalty on the advertising generated by the system at each location equal to 50% of the advertising revenue paid to the operator.

COMPETITION

Competition in this industry is based primarily on the ability to deliver an exciting and realistic gaming experience beyond what the gamer would experience on his or her home computer through such items as 3-D imaging, sound and sense of motion. At the present time, price is less of a factor because of the limited number of competitors in the field. Accessibility is also a factor. The Company believes that its primary competition will be the large gaming centers being established by companies such as GameWorks. GameWorks was established by Sega Enterprises, Universal Studios, Inc. and DreamWorks SKG and was designed under the guidance of Steven Spielberg. GameWorks has far greater financial and technical resources than the Company and has created an entire establishment devoted to various forms of gaming, including virtual reality games. So far as the Company is aware, GameWorks is the only such competitor at the present time. The Company will not be able to compete with GameWorks in technology or size of facility. Instead it intends to compete by providing more but smaller facilities that will be readily accessible in the gamer's immediate neighborhood, with the companionship of the gamer's neighbors, rather than requiring substantial travel to game among strangers. Whereas GameWorks' facilities are designed to serve as a destination in and of themselves, the Company's systems will be located in third-party social establishments where the system may or may not be the main attraction for the establishment's particular patrons. In that respect, the systems will be somewhat like the games systems one sometimes sees installed in theater lobbies, where the use is incidental to the patron's primary reason for coming to the establishment.

MARKETING

Until such time as the Company is in a position to raise significant amounts of additional capital, its capacity for producing 'NetGamelink(TM) systems will be severely limited, and its marketing efforts will be consistent with its production capacity. Initial marketing efforts are expected to consist of follow-ups by the Company's Director of Sales directed toward a limited number of individual and chain casual restaurant/bars, some of which have learned of the Company's system by observing it when it was installed at Who's on First in New York or later at J. Gilligan's Bar & Grill in Arlington, Texas. The Company has produced a promotional video of the system for distribution to potential customers, and also promotes the system by means of live streaming video on the Company's web site, showing actual real-time use of the Company's system by patrons at J. Gilligan's. Longer range plans include, subject to the availability of the necessary funds, an advertising campaign in leading restaurant/food industry publications. The Company intends to add additional marketing staff as required.

EMPLOYEES

At December 31, 1999 the Company employed 4 persons. The Company considers relations with its employees to be satisfactory.

TRADEMARKS

The Company has filed for federal registration of its "'Net GameLink(TM)" trademark, and a patent application is pending for its network-enabled gaming kiosk. There can be no assurance that a patent will issue on this application, or that if the patent is issued it will be sufficiently broad to provide meaningful protection.

Item 2. Description of Property

The Company's executive offices are located in Arlington, Texas, at the offices of Jones & Cannon, P.C. See "Certain Relationships and Related Transactions." Although the Company has not been charged rent for its office space, there is no assurance that these offices will remain sufficient for the Company's use, or that the gratis nature of this relationship will continue.

Item 3. Legal Proceedings

The Company's First Brewery of Dallas, Inc. subsidiary is a defendant in a proceeding commenced June 14, 1999 in the County Court at Law Number Two, Tarrant County, Texas by Ben Strong individually and d/b/a Benco & Associates. This litigation arose out of the construction of a brewpub which First Brewery acquired from its predecessor in interest, and alleges that the transaction in which First Brewery of Dallas, Inc. acquired the assets of the predecessor in interest constituted a fraudulent conveyance. The amount sought is approximately $58,000. The Company believes that this claim is without merit, and anticipates that it will be eliminated in any event through the filing of a Chapter 7 bankruptcy proceeding by First Brewery of Dallas, Inc.

The Company's First Brewery of Dallas, Inc. subsidiary is a defendant in a proceeding commenced June 30, 1999 in the County Court at Law Number Three, Dallas County, Texas by Alliant Foodservice, Inc. seeking to recover approximately $19,000 allegedly owed for foodstuffs furnished to the subsidiary. The Company anticipates that this claim will be eliminated through the filing of a Chapter 7 bankruptcy proceeding by First Brewery of Dallas, Inc.

In January, 1999, the Company commenced an action in the 141st District Court of Tarrant County, Texas, against Robert Elton Bragg, III, the Company's former president. The suit alleges, among other things, that Mr. Bragg, while President of the Company, misappropriated its funds by paying himself consulting fees although no meaningful services were performed for the Company, and that he threatened, without justification, to rescind the March 1997 stock for stock transaction pursuant to which the Company acquired its brewpub/microbrewery operations. It seeks, among other things, (i) a declaratory judgment that the March, 1997 agreement, is a valid and binding agreement, (ii) an injunction prohibiting Bragg from selling his shares in the Company, and (iii) damages for misappropriation of the Company's funds. As permitted under Texas law, the Company has not specified in its complaint the amount of damages sought from Mr. Bragg.

In November, 1999, the Company commenced an action against Kelly Hart and Mitch Geller d/b/a Nu-Design in the 348th District Court of Tarrant County, Texas. This suit alleges that Nu-Design repeatedly failed to provide software for which the Company had contracted for its 'Net GameLink(TM) system, that the Company was forced to obtain a substitute for the promised software from a third party, and that after learning of the Company's purchase of the replacement software the defendants wrongfully withheld assets of the Company. As permitted under Texas law, the Company seeks damages of an as yet unspecified amount.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATTON

The Company's Common Stock is quoted under the symbol "GAMZ" on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the OTC Electronic Bulletin Board. Quotations are on an as-adjusted basis to reflect a 1 for 5 reverse split effected in 1997 and reflect inter dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                                                          BID PRICES
YEAR              PERIOD                           HIGH                 LOW

1997              First Quarter                   $0.50               $0.50

                  Second Quarter                   0.25                0.25

                  Third Quarter                    1.25                0.25

                  Fourth Quarter                   1.25                0.25

1998              First Quarter                    1.25                0.25

                  Second Quarter                   2.25                0.25

                  Third Quarter                    0.50                0.25

                  Fourth Quarter                  0.875               0.375

1999              First Quarter                  0.6875             0.09375

                  Second Quarter                 1.0313                0.26

                  Third Quarter                  1.2188                0.09

                  Fourth Quarter                   0.70               0.065

The Company's common stock was not quoted on the OTC Bulletin Board during the first quarter of 1997. As of March 20, 2000 the reported bid price for the Company's common stock was $0.82 per share.

SHAREHOLDERS

As of March 21, 2000, the Company had 11,922,150 shares of Common Stock outstanding held by 103 shareholders of record.

DIVIDENDS

The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

Overview. The Company was capitalized in 1996 to develop, own, and operate theme brewpub/microbrewery restaurants. Until March of 1997 when the Company acquired, and July 1, 1997 when the Company began operating, the former Hubcap Brewery & Kitchen in Dallas, Texas, the Company had no operations or revenues and its activities were devoted solely to development.

In January, 1999, the Company terminated its brewpub/microbrewery restaurant operations. Future revenues and profits will depend upon various factors, including market acceptance of `Net GameLink(TM), and general economic conditions. The Company's present sole source of revenue is the future sale of 'Net GameLink(TM) systems and from associated royalties. The Company has not received any revenue to date from either royalties from operations of systems it owns or the sale of its systems to others. It expects to receive the first revenue from operations of its own system during the first quarter of 2000, and to receive the first revenue from a sale of the system to a third party near the end of the first quarter of 2000.

There can be no assurances that the Company will successfully implement its expansion plans, including the 'Net GameLink(TM) entertainment concept. The Company faces all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a new business. These include limited working capital and the need to devote a substantial amount of management's time to raising capital rather than development of the business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, the need to control operating and general and administrative expenses and the need to spend substantial amounts on initial advertising to develop an awareness of the Company and its products. In addition, the Company's Chief Executive Officer is a practicing attorney with no training or prior experience in managing or overseeing a public company.

Results of Operations.

Fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998.

These two periods are in no way comparable, since the fiscal year ended December 31, 1998 reflects the Company's unsuccessful efforts to develop its brewpub/microbrewery business, whereas fiscal year 1999 reflects a redirection of the Company's efforts from the discontinued business to the development of the Company's 'Net GameLink(TM) System. For the fiscal year ended December 31, 1999 the Company had essentially no revenues. Administrative costs of $409,999 for the fiscal year ended December 31, 1999 compared to $1,002,192 for the fiscal year ended December 31, 1998 reflect the decision in January, 1999 to terminate the brewpub/microbrewery operations. The Company recorded a $143,781 gain on the sale of equipment for the fiscal year ended December 31, 1999. This gain reflects the fact that, as described below, the guarantors of the Company's bank debt secured by that equipment forgave approximately $65,000 in indebtedness when they acquired the bank's security interest in that equipment upon payment of that indebtedness, and later disposed of the equipment to reimburse themselves for a portion of these payments. The $41,336 reduction in interest charges for the fiscal year ended December 31, 1999 reflects that elimination of bank debt as described above and an agreement by holders of other indebtedness to accept a one-time issuance of common stock in lieu of accrued and future interest. The value of such common stock is shown as finance charges for the applicable periods.

Connect Computer Group, Inc., the firm which has been largely responsible for development of the Company's kiosk and computer systems ("Connect Computer"), has performed its development work on the basis of an oral understanding or "gentleman's agreement" with the Company's Chief Executive Officer that if the Company is successful in marketing the product

Connect Computer will be issued a significant equity position in the Company, the amount of which is yet to be determined. If marketing of the product is not successful, Connect Computer will not be entitled to any shares for its efforts. The parties have not explicitly agreed upon any method for determining whether marketing of the product has been successful. There is considerable uncertainty as to both the standards for determining whether any shares are issuable and the number of shares, if any, which may ultimately be issued for these services. However, the Company has made a charge to its earnings for those services based on its estimate of the number of shares which will ultimately be issuable for those services. Subsequent negotiations may result in significant adjustments to these estimates.

Liquidity and Capital Resources. As of December 31, 1999 the Company's liquidity position was extremely precarious. The Company had current liabilities of $1,159,188, including $728,849 in trade payables, most of which were overdue, short-term notes payable of $380,500, all of which were either demand indebtedness or were payable at an earlier date and were in default, and related accrued interest on the notes. Current assets available to meet those liabilities were only $15,744.

To date the Company and First Brewery of Dallas I, Ltd., the predecessor to First Brewery of Dallas, Inc., the Company's wholly-owned Texas subsidiary corporation, met their capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For the fiscal year ended December 31, 1999, the net loss was $361,880, of which only $84,306 was accounted for by non-cash charges. In addition, the Company was required to repay bank and other borrowings in the amount of $285,327, and made capital expenditures of $41,237 resulting in total cash requirements for the fiscal year of approximately $604,138. To cover most of these cash requirements, the Company allowed accounts payable and accrued expenses to increase by $247,530, disposed of assets relating to the closed-down brewpub operation for a gain of $143,781, and issued additional shares of its common stock to investors for approximately $135,000.

At the time the operations of First Brewery of Dallas, Inc. were terminated, all of that subsidiary's assets were pledged to secure indebtedness to SecurityBank of Arlington, Texas. That indebtedness had been personally guaranteed by the Company's directors and by another individual. Upon termination of the brewpub/microbrewery operations the guarantors were required to repay that indebtedness to the bank, and upon such payment the bank assigned the Company's notes and the related security to the guarantors. The guarantors accepted the security in full satisfaction of the debt and subsequently disposed of the assets securing the indebtedness to third parties at a loss. The effect of these transactions is included in the $143,781 gain on sale of assets for the year ended December 31, 1999.

In December, 1999, the Company borrowed $20,000 on an unsecured basis from a bank. This loan was guaranteed by the Company's Chief Executive Officer and matured on March 16, 2000. It has been renewed, and now matures on June 14, 2000.

It is anticipated that the Company will place First Brewery of Dallas, Inc. into voluntary liquidation under Chapter 7 of the Bankruptcy Act. Upon the anticipated conclusion of that proceeding, the Company's consolidated balance sheet will be improved by the elimination of $524,111 in trade payables, as those amounts are owed solely by the subsidiary. It would not affect the Company's debt service requirements, as all interest-bearing debt is owed by the parent company, and not the subsidiary.

Even with the expected elimination of the First Brewery indebtedness, the Company will be unable to continue its operations or to commercially exploit its 'Net GameLink(TM) product in the absence of substantial additional financing. Based on the interest-bearing indebtedness presently outstanding, the Company's annual debt service requirements without taking into account any payments of principal are approximately $16,700. The Company is registering its outstanding common stock under the Securities Exchange Act of 1934 with a view toward making its equity securities more attractive to potential investors, and present plans call for the Company to seek additional financing through a private offering in the first or second quarter of 2000. The Company intends to pay approximately one-half of its interest-bearing debt pro rata in mid-spring. This would reduce the Company's annual debt service requirements by one-half. At the present time it has not completed any arrangements to obtain additional financing and there can be no assurance that it will be able to raise the necessary funds. In that connection, the Company intends to place its First Brewery of Dallas, Inc. subsidiary into voluntary bankruptcy. The Company is unable to predict the effect of the anticipated bankruptcy on its ability to raise additional funds to develop its gaming operations, but efforts to raise these funds could be adversely affected by the bankruptcy. If the Company is unable to raise additional funds, holders of its debt (all of whom are stockholders except for a bank lender of $20,000) would be in a position to shut down the Company's operations.

Plan of Operations

The opinions of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. Until such time as the Company is able to obtain additional financing, it plans to limit its operations by conducting marketing efforts primarily on the basis of person-to-person contact with those who have previously expressed an interest in its system and limiting expansion of its operations to delivery of systems as permitted by internally-generated cash flow. This may require that the Company accept orders for new systems only on the basis of a down payment sufficient to cover the costs of manufacture of the system, which may in turn make it difficult to market additional systems. Further, the expression of uncertainty as to the Company's ability to continue as a going concern may itself adversely affect the Company's liquidity and cash flow, since vendors who might otherwise have been willing to extend credit may instead insist upon pre-payment or payment on a C.O.D basis.

As indicated above, the Company expects to begin receiving revenues from operation of its present system at J. Gilligan's during the first quarter of 2000. However, these revenues are not expected to be sufficient to carry out any substantial advertising and marketing. The Company intends to seek financing through a private offering as promptly as practicable after its registration becomes effective, and if it is successful to apply a substantial portion of the proceeds toward marketing its systems. The Company will attempt to raise $500,000 to $1 million in that offering, which, together with anticipated revenues, should be sufficient for operations for the next 12 months. The Company is currently in discussions with several investment banking firms concerning the proposed financing. Management is optimistic that the required financing can be obtained, but cannot offer any assurance that this will be the case. Based on discussions to date, it appears that the Company may be required to accept terms calling for the issuance of its common stock or securities convertible into its common stock from time to time as funds are made available, at a discount from the then current market prices of the common stock. The Company may also be required promptly to register the common stock for sale under the Securities Act of 1933. In addition, it may be required to accept so-called "toxic" conversion features or warrants under which the exercise or conversion price fluctuates based on a percentage discount from the market price of the Company's stock at the time of conversion or exercise. Sale of common stock pursuant to any such required registration may itself adversely affect the market price of the Company's common stock, and may, if coupled with a "toxic" warrant or conversion feature, further depress the price of the stock and require the issuance of shares representing a higher percentage of the Company's total outstanding stock than would be the case if the shares are sold or converted at a fixed price.

The Company will need to hire a qualified chief operating officer, and there is no assurance that it will be able to obtain one. It does not intend to hire any other employees during the next 12 months. At the present time, all officers and employees of the Company are serving without compensation except for Mr. Olivares, and the Company expects that this will continue to be the case until it has raised additional financing. If the Company is not able to raise the necessary funds to expand sales beyond those that may be generated by person-to-person contact, it will be forced to terminate its operations entirely.

Item 7. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Financial Statements of GameCom, Inc. and subsidiary:

Consolidated statement of Financial Condition as of
  December 31, 1999............................................................1

Consolidated Statements of Operations for the years
  ended December 31, 1999 and 1998.............................................2

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1999 and 1998...............................3

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998...................................................4

Notes to Consolidated Financial Statements.....................................5

                          INDEPENDENT AUDITORS REPORTS

                                Thomas O. Bailey
                               and Associates, PC
                          Certified Public Accountants

                    Report of Independent Public Accountants

To the Shareholders of The Schooner Brewery Incorporated

We have audited the accompanying balance sheet of The Schooner Brewery Incorporated as of December 31, 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in Note 15, present fairly, in all material respects, the financial position of The Schooner Brewery Incorporated as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1999, the Company incurred a net loss of $361,880. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations, to restructure it's financing arrangements, and to continue it's present short-term financing, or obtain alternative financing as required. It is not possible to predict the outcome of future operations or whether the necessary alternative financing may be arranged, if needed. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thomas O. Bailey and Associates, P.C.

Dallas, Texas

April 4, 2000

                                  GAMECOM, INC.
                   (Fomerly The Schooner Brewery Incorporated)
                           Consolidated Balance Sheet
                                December 31, 1999

                  ASSETS
Current assets
 Cash                                                               $    15,564
 Accounts receivable                                                        180
 Inventories                                                                 --
                                                                    -----------
   Total current assets                                                  15,744

Property and equipment
 Equipment, furniture and fixtures                                       94,485
 Accumulated depreciation                                                (7,932)
                                                                    -----------
   Net property and equipment                                            86,553

Other assets
 Security deposits                                                        8,989
                                                                    -----------
   Total other assets                                                     8,989
                                                                    -----------
   Total assets                                                     $   111,286
                                                                    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade payables                                                     $   728,849
 Accrued interest                                                        49,839
 Notes payable to shareholders                                          360,500
 Short-term notes payable to bank                                        20,000
                                                                    -----------
    Total current liabilities                                         1,159,188

Redeemable common stock
 Common stock to redeem, 1,505,399 shares
  at par $.005                                                            7,527

Shareholders' equity
 Capital stock 50,000,000 shares authorized
  par value $.005; 10,316,751
  issued and outstanding,                                                51,583
 Paid-in capital                                                      1,230,459
 Retained earnings                                                   (2,337,471)
                                                                    -----------
   Total shareholders' equity                                        (1,055,429)
                                                                    -----------
   Total liabilities and shareholder equity                         $   111,286
                                                                    ===========

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statement of Operations
                        For the Years Ended December 31,

                                         1999            1998          1997
                                         ----            ----          ----
Revenues
 Restaurant sales                           5,431    $   469,357    $   361,074
 Other                                         --         (7,500)         9,500
                                     ------------    -----------    -----------
   Total revenues                           5,431        461,857        370,574

Cost of sales
 Food, beer, wine and merchandise          (2,893)       182,334        126,505
 Salaries and labor                        27,365        268,826        161,574
                                     ------------    -----------    -----------
  Total cost of sales                      24,472        451,160        288,079
                                     ------------    -----------    -----------
  Gross profit                            (19,041)        10,697         82,495

General and administrative expense
 Administrative cost                      409,999      1,002,192        604,409
 Interest                                  16,065         57,401         12,776
 Financing charges                         55,200        153,250             --
 Depreciation and amortization              5,356         51,122         28,830
 Impairment of assets                          --        132,545             --
 Gain on sale of assets                  (143,781)            --             --
                                     ------------    -----------    -----------
                                          342,839      1,396,510        646,015
                                     ------------    -----------    -----------
Net loss                             $   (361,880)   $(1,385,813)   $  (563,520)
                                     ============    ===========    ===========

Per share amounts:

Net loss per share                   $     (0.038)   $    (0.164)   $    (0.095)
                                     ============    ===========    ===========

Average outstanding shares              9,581,072      8,435,721      5,923,784
                                     ============    ===========    ===========

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                 Consolidated Statement of Stockholders' Equity
        For the Periods From December 31, 1997 through December 31, 1999

                                                        Shares of                      Additional                         Total
                                                         Common          Common          Paid-in       Accumulated     Stockholders'
                                                          Stock           Stock          Capital         Deficit          Equity
                                                        ----------     -----------     -----------     -----------     -------------
Balance December 31, 1997                                6,209,703     $    31,048     $   381,294     $  (589,777)     $  (177,435)

Stock issued for consulting services                       600,000           3,000         222,000              --          225,000

Contribution of capital for services                            --              --          18,750              --           18,750

Stock issued for loan incentives                           613,000           3,065         150,185              --          153,250

Stock issued in compensation for services                  800,000           4,000         196,000              --          200,000

Sale of stock                                               60,000             300          14,700              --           15,000

Contribution of capital for services                            --              --           6,250              --            6,250

Loss for the year ended December 31, 1998                       --              --              --      (1,385,814)      (1,385,814)
                                                        ----------     -----------     -----------     -----------      -----------

Balance December 31, 1998                                8,282,703     $    41,413     $   989,179     $(1,975,591)     $  (944,999)
                                                        ----------     -----------     -----------     -----------      -----------

Stock issued as incentive for loans                        240,000           1,200          54,000              --           55,200

Stock issued in compensation for services                  125,000             625           4,375              --            5,000

Sales of stock                                           1,369,048           6,845         128,155              --          135,000

Contribution of capital for services                            --              --          18,750              --           18,750

Exercise of stock options                                  300,000           1,500          36,000              --           37,500

Loss for the year ended December 31, 1999                       --              --              --        (361,880)        (361,880)
                                                        ----------     -----------     -----------     -----------      -----------

Balance December 31, 1999                               10,316,751     $    51,583     $ 1,230,459     $(2,337,471)     $(1,055,429)
                                                        ==========     ===========     ===========     ===========      ===========

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                      1999           1998           1997
                                                      ----           ----           ----
Cash flows from operating activities
Net loss                                          $  (361,880)   $(1,385,813)   $  (563,520)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                        5,356         51,122         28,830
Impairment of assets                                                 132,545
Gain on sale of assets                               (143,781)
Services and fees paid with stock                      23,750        446,000             --
Financing fees                                         55,200        153,250             --
Stock options issued as compensation                       --             --          6,250
  (Increase) decrease in:
    Accounts receivable-trade                           1,367            483          2,908
    Prepaid and other assets                            3,044          7,317        (10,024)
  Increase (decrease) in:
    Accounts payable and accrued expense              247,530        240,973        205,198
                                                  -----------    -----------    -----------
  Net cash provided by operating activities          (169,414)      (354,123)      (330,358)

Cash flows from investing activities
  Sale of capital assets                                                  --             --
  Capital expenditures                                (41,237)            --        (15,193)
                                                  -----------    -----------    -----------
  Net cash used by investing activities               (41,237)            --        (15,193)

Cash flow from financing  activities
  Short-term notes payable                             85,547        313,374         76,962
  Increase in capital stock and paid-in capital       135,000         15,000        289,100
                                                  -----------    -----------    -----------
  Net cash provided by financing activities           220,547        328,374        366,062

Net increase in cash and cash equivalents               9,896        (25,749)        20,511
Cash and cash equivalents beginning of period           5,666         31,415         10,904
                                                  -----------    -----------    -----------
Cash and cash equivalents end of period           $    15,562    $     5,666    $    31,415
                                                  ===========    ===========    ===========

Interest paid during the year                     $     9,040    $    19,701    $     7,932
                                                  ===========    ===========    ===========
Income taxes paid during the year                 $        --    $        --    $        --
                                                  ===========    ===========    ===========

           THE SCHOONER BREWERY INCORPORATED AND SUBSIDIARY NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Schooner Brewery Incorporated operates a restaurant and brewpub through it's wholly owned subsidiary, First Brewery of Dallas, Inc.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the parent company, The Schooner Brewery Incorporated ("Company") and its subsidiary after elimination of significant intercompany accounts and transactions.

Concentration of Credit Risk

The Company maintains deposits within federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

Fair Value of Financial Instruments

The fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying value of such amounts.

Inventories

Inventories are stated at the lower of cost or market.

Cash Flow Presentation

For purposes of the Statement of Cash Flows, cash equivalents include time deposits, certificates of deposits and all liquid debt instruments with original maturates of three months or less.

Earnings Per Share

Primary earnings per share amounts are computed based upon the weighted average number of shares actually outstanding. The number of shares used in the computation was 8,271,554. This number does not include any shares called for by the penalty provisions of certain of the Company's notes since, based on the opinion of legal counsel, these penalty provisions are unenforeceable. See Note 5.

Property, Equipment and Depreciation

Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Gains and losses on disposition of property and equipment are reflected in income. Depreciation is computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets.

Revenue Recognition and Accounts Receivable

Sales are made for cash or they are charged to credit cards. The credit card sales are recorded as accounts receivable and collected within the following two-week period. Revenues are recognized at the point sales are made.

Common Stock Issued for Services

The Company has in the past issued stock for service to non-employees on a negotiated basis where the value of the services is recorded and stock issued based upon the agreed number of shares issued for the value of the services performed. The measurement date for determining such value is the date an agreement is reached for issuance of the shares, and the number of shares issued is based on the market value of such shares on such date.

Common Stock Issued as Incentive for Loans

From time to time the Company has obtained non-interest bearing loans or guarantees of bank loans from individuals. As incentive for these loans the Company issued some of its common stock and recorded as expense the market value of the stock. These issuances were as follows:

                                                                    Market Value
Date                        Amount Lent       Shares Issued            of Shares

3/98                           $ 50,000             120,000             $ 30,000

9/98                           $123,000             493,000             $123,250

1/99                           $ 88,500             240,000             $ 55,200

1/00                           $ 20,000             100,000             $ 37,500

Charges in amounts equal to the fair market value of the shares issued for such loans or guarantees are included in the Statement of Operations for the applicable periods as "Financing Charges." These loans were made pursuant to subscription agreements with the individual lenders, and were not available to other note holders.

Contingentcies

Connect Computer Group, Inc., the firm which has been largely responsible for development of the Company's kiosk and computer systems ("Connect Computer"), has performed its development work on the basis of an oral understanding or "gentleman's agreement" with the Company's Chief Executive Officer that if the Company is successful in marketing the product, Connect Computer will be issued a significant equity position in the Company, the amount of which is yet to be determined. If marketing of the product is not successful, Connect Computer will not be entitled to any shares for its efforts. The parties have not explicitly agreed upon any method for determining whether marketing of the product has been successful. There is considerable uncertainty as to both the standards for determining whether any shares are issuable and the number of shares, if any, which may ultimately be issued for those services. However, the Company has made a charge to its earnings for those services based on its estimate of the number of shares which will ultimately be issuable for those services and the fair market value of the Company's shares as of December 31, 1999. Subsequent negotiations may result in significant adjustments to these estimates.

NOTE 2 GOING CONCERN

As shown in the accompanying financial statements the Company has incurred losses from operations and has a deficit working capital. The Company's current net operating revenues are not sufficient to provide adequate cash flow required to pay all of the Company's administrative expenses. For this reason the Company must rely on short-term borrowing and equity financing. The Company's subsidiary ceased operations of its business on January 10, 1999, the effect of which eliminates sources of cash flow from operations. Because the subsidiary was generating negative cash flow Management closed those operations to mitigate further deterioration. Until the new operations begin the Company must rely on public and private funding to meet any of its cash flow requirements. Management has begun efforts for a new line of business. The Company plans to make a public offering of its common stock and expects to obtain funds through private offering of its securities. The Company expects to begin receiving revenues from its new operations in the first quarter of the year 2000.

NOTE 3 IMPAIRMENT OF ASSETS

Operation of the Company's brewpub and restaurant, its only operation, was discontinued in early 1999 and was being phased out in 1998. For the year 1998 the Company identified certain assets that were impaired as the result of the discontining operations. A provision for the impairment of related equipment and other fixed assets that would be impaired is shown as a separate item in the Statement of Operations. The provision for the loss was provided based on an assessments of all of the Company's operating assets and the likelihood that the carrying value of certain of those assets could not be realized. In the subsequent period other equipment and fixed assets not included in the impaired assets were sold at a gain.

NOTE 4 ACQUISITION OF SUBSIDIARY

In March 1997 the Company acquired all of the outstanding stock of First Brewery of Dallas, Inc. ("First") by exchanging 3,860,000 shares of the Company's common capital stock for all of the outstanding capital stock of First, whereby First became the wholly-owned subsidiary of the Company. Although the Company was the surviving entity in this transaction, the acquisition was accounted for as a purchase of the Company by First. Since Schooner's assets consisted solely of cash, no goodwill was recorded in connection with the transaction. Prior to the acquisition by the Company, First had acquired the interest of all of the partners in First Brewery of Dallas I, Ltd., a limited partnership, by issuing its capital stock in exchange for all of the partners' interest in the partnership. The partnership had operated a restaurant and brewpub in the West End district of Dallas, Texas since June 1994. On March 13, 1997, First acquired all of the assets of the partnership in exchange for 49,500 shares of common stock of First. The transaction between First Brewery of Dallas, Inc. and First Brewery of Dallas, Ltd. was accounted for as a reorganization.

NOTE 5 NOTES PAYABLE

Notes payable at December 31, 1998 consisted of the following:

Note payable to bank due June 14, 2000 with interest at 9%              $ 20,000

Notes payable to stockholders due on demand, interest at 12%            $ 25,000

Notes payable to stockholders due June 10, 1998, interest at 12%         100,000

Notes payable to stockholders due from August 1 through December 2,      172,000
1998 with no interest

Notes payable to stockholders due in February and March 1999
Without interest                                                          63,500
                                                                        --------
                                                                        $380,500

The notes due to stockholders due in dates through December 31, 1998 were in default at December 31, 1998. The notes due to stockholders due in 1999 have subsequently become in default. Notes payable to stockholders in the amount of $100,000 were issued by the Company in increments of $10,000 having a maturity date of May 10, 1998. The holder of each of these Convertible Promissory Notes has a non-assignable option to purchase 7,500 shares of Common Stock at par value. Alternately, each holder has the right to convert their Convertible Promissory Note to equity in the form of 12,500 shares of Common Stock. None of the notes have been converted.

Of the $235,500 payable without interest as described above, $103,500 in principal amount provides for a per diem issuance of common Stock as a penalty for late payments. As of December 31, 1999, the per diem issuance would be in excess of 2,800,000 shares of the Company's Common Stock. The Company has received an opinion from counsel, Richard L. Wright, P.C., that the penalty provisions are unenforceable as illegal usury under applicable Texas law. However, there has not been any litigation between the Company and the holder of the note as to this issue, and in the absence of a court decision directly applicable to the parties, there remains at least some risk that the opinion of counsel could be wrong. Should the holder of the note prevail in any such litigation, the shares issuable under the penalty provisions would result in this holder's becoming the Company's largest single shareholder. Further, depending upon how long it took to resolve the issue, an adverse decision could result in such holder's becoming a controlling shareholder of the Company. According to legal counsel there is no likelihood of a sustainable assessment of the per diem late penalty. Therefore, in accordance with SFAS No. 5, no provision for such charges has been provided.

NOTE 6 STOCKHOLDERS' EQUITY

Common Stock

The Company's authorized number of Common Shares that can be issued is 50,000,000 shares with a par value of $.005. The number of shares outstanding at December 31, 1999 was 11,822,150. There were 1,505,399 common shares redeemable for the total amount of $7,527. The Company's board of directors adopted a resolution on December 12, 1997 to redeem 1,505,399 shares of the Common Stock from certain shareholders to be redeemed from the proceeds of a subsequent stock offering no later than March 31, 1998. At December 31, 1999 none of the stock has been redeemed.

Redeemable Common Stock

In December 1997, the ten former shareholders of First Brewery of Dallas, Inc., acquired by the Company in March, 1997, collectively agreed with the Company's Board of Directors that a dilution of their collective equity interest was in the best interest of the Company. Therefore, the Company adopted a resolution on December 12, 1997 to redeem 1,505,399 shares of the Common Stock from the ten shareholders, at par value, $.005, with the consideration for such redemption to be paid pro rata to such shareholders no later that March 31, 1998, presumably out of the proceeds of a future equity offering. None of the shares have been redeemed but can be redeemed at the Company's option. The total number of shares and the redemption liability is reflected in the balance sheet under, "Redeemable Common Stock."

NOTE 7 INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for accounting for income taxes. Deferred income taxes arise from temporary differences between financial and tax basis of certain assets and liabilities. A valuation allowance has been established in the amount of $375,011. It is not likely that the allowance will be realized; consequently the allowance has been fully reserved. The Company's net operating loss carryforward is $1,950,849.

NOTE 8 LEASES

The Company leases its restaurant space under a lease agreement, which expired October 1, 1999. During the year ended December 31, 1998, the Company paid $130,960 under the lease agreement.

NOTE 9 OFFICER AND DIRECTOR COMPENSATION

No director receives or has received any compensation from the Company for service as a member of the Board of Directors. None of the officers have received any compensation for service from the Company. However, based on the time spent by one officer expense was recorded based on the estimated compensation and that amount was credited to paid-in captial as a contribution to capital.

NOTE 10 RELATED PARTY TRANSACTIONS

On December 12, 1997, by unanimous consent, the Board of Directors approved borrowing up to $100,000 from certain stockholders. The promissory notes provide that the notes be secured by the 'Net Game Link(TM) system to be installed at the Company's restaurant. The holders of said notes shall, for each $10,000 of notes, in addition to the payment of principal and interest, be entitled to 7,500 shares of the Company's common stock at par value at maturity. Prior to maturity, the holders of the promissory notes shall have the right to convert their notes to equity in the amount of 12,500 shares of the Company's restricted common stock. Thereafter, by unanimous consent, the Board of Directors approved additional borrowings from certain shareholders, in the aggregate sum of $162,000. In lieu of interest, the Company issued to such shareholders restricted shares of the Company's common stock.

NOTE 11 STOCK OPTION PLANS

In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 31, 1995 and requires companies to use recognized option pricing to estimate the fair value of stock-based compensation, including stock options. The Statement requires additional disclosure based on the fair value based method of accounting for an employee stock option and encourages, but does not require, companies to recognize the value of these option grants as additional compensation using methodology of SFAS No. 123. The Company has elected to continue recognizing expense as prescribed by APB Opinion No.25, "Accounting for Stock Issued to Employees," as allowed under FASB No. 123 rather than recognizing compensation expense as calculated under SFAS No. 123.

Incentive Stock Options [Non-Compensation]

These options, incentive in nature, provide that Mr. Jones may purchase (i) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $1.50 per share, (ii) 361,000 shares at par value subject to the condition precedent that the Company's shares are trading at $3.00 per share, (iii) 111,000 shares at par value subject to the condition precedent that the Company's shares are publicly trading at $4.50 per share, and
(iv) the balance of 250,000 shares at par value subject to the condition precedent that the Company's shares are publicly trading at $5.00 per share. These incentive stock options were granted to Mr. Jones by the Company's board of directors (Mr. Jones abstaining) on December 12, 1997 and on December 14, 1998.

Messrs. Poynter and Aleckner each hold an option for 333,000 shares in the Company's Common Stock. These options, incentive in nature, provide that Messrs. Poynter and Aleckner may purchaser (i) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $1.50 per share, (ii) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $3.00 per share, and (iii) the balance of 111,000 shares at par value subject to the condition precedent that the Company's shares are publicly trading at $4.50 per share. These incentive stock options were granted to Messrs. Poynter and Aleckner by the Company's board of directors (Messrs.Poynter and Aleckner abstaining on the grant of their stock option) on December 14, 1998.

Outstanding options were 1,199,000 at December 31, 1999.

Accounting for the measurement date of these options occurs when the various stock prices are realized.

Stock Based compensation Plan

The Company has one stock-based compensation plan as noted below. With regard to its stock option plan, the Company applies APB No. 25 in accounting for such plans and accordingly no compensation cost has been recognized. Had compensation expense been determined based on fair value at the grant date for stock options consistent with SFAS No. 123 the Company's net income and net income per common share would not have changed for 1998 or 1999 because no grants were made in those years.

On December 12, 1997, by unanimous consent of the Board of Directors, restricted options to purchase 50,000 shares of the Company's common stock were issued to certain key personnel of the Company at an exercise price of $.005 per share conditioned upon the continued employment of the employee the share price at the measurement date, December 12, 1997 was $.125 based on the restricted nature of the stock. The Company recorded compensation expense in the amount of $6,250 in their revised 1997 financial statements. The shares are non-transferable and may be redeemed at $.005 per share by the Company in the event the holder shall cease for any reason to be employed by the Company.

                                                1999          1998          1997

Options beginning of year                  1,499,000       800,000            --

Number of options granted                         --       699,000       800,000
                                          ----------    ----------    ----------

Options exercised during year                300,000            --            --
                                          ----------    ----------    ----------

Options forfeited during year                     --            --            --
                                          ----------    ----------    ----------

Options outstanding end of year            1,199,000     1,499,000       800,000
                                          ----------    ----------    ----------

Options exercisable at end of year                --       300,000       300,000
                                          ==========    ==========    ==========

Weighted average exercise price per
share outstanding and exercisable         $     .005    $     .005    $     .005
                                          ==========    ==========    ==========

Weighted average grant date fair value    $       --    $       --    $      .30
                                          ==========    ==========    ==========

Had compensation expense been determined based on the fair value at the grant dates for the stock option grants consistent with the method of SFAS No.123, the Company's net income per common share would have been reduced to the pro forma amounts indicated below:

Net loss:                               1999              1998            1997
                                        ----              ----            ----

  As reported                       $361,880        $1,203,643       $ 582,770

  Pro forma                         $361,880        $1,203,643       $ 591,520

Net per common share:

  As reported                       $ (0.033)       $     .143       $    .097

  Pro forma                         $ (0.033)       $     .143       $    .099


Calculated in accordance with the Black-Scholes option pricing model, using the Following assumptions; expected volatility computed using as of the date of the Grant the prior years average of the Common Stock which averaged 5%; expected dividend yield of 0%; expected option term of two years and risk free rate of 6%. The Company believes that there is no significant income tax effect.

NOTE 12 LEGAL PROCEEDINGS

On February 27, 1998 a judgment was rendered against First Brewery of Dallas I, Ltd. the partnership all of which interest was acquired by First Brewery of Dallas, Inc. The Company believes this judgment will be liquidated through bankruptcy proceedings of the subsidiary.

The Company's First Brewery of Dallas, Inc. subsidiary is a defendant in a proceeding commenced June 14, 1999 in Tarrant County, Texas by Ben Strong individually and d/b/a Benco & Associates. This litigation arose out of the construction of a brewpub which First Brewery acquired from its predecessor in interest, and alleges that the transaction in which first Brewery of Dallas, Inc. acquired the assets of the predecessor in interest constituted a fraudulent conveyance. The amount sought is approximately $58,000. The Company believes that this claim is without merit, and anticipates that it will be eliminated in any event through the filing of a bankruptcy proceeding by First Brewery of Dallas, Inc.

NOTE 13 REVERSE STOCK SPLIT

In a Special Meeting of the Board of Directors on June 30, 1997 and pursuant to the action of taken by the shareholders owning a majority of the issued and outstanding shares of the Company's common stock the Company gave effect to a reverse stock split of one share for five shares of the Company's common stock. Before the stock split the Company had 34,965,000 shares of stock outstanding; immediately after the stock split the Company had outstanding 6,993,000 shares of common stock.

NOTE 14 SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest, Income taxes paid and for non-cash transactions:

                                                           For the year ended
                                                               December 31,

                                                            1999            1998
                                                            ----            ----

Interest paid                                             16,065          57,401

Income taxes paid                                             --              --

Non-cash transactions:

 Service compensated with stock                           21,250         243,750

 Compensation paid in options                             36,000              --

 Notes exchanged for equipment                            70,270              --

NOTE 15 REVISED FINANCIAL STATEMENTS

Subsequent to the completion of the 1998 audit and the issuance of the 1998 audit report it was determined that additional transactions had occurred where common stock of the Company was issued for consulting and other services. The financial statements have been revised to reflect these transactions which were recorded based on the value of the services performed and the price of the stock at the time of the services. In addition the revised financial statements have omitted reference to discontinued operations because the Company did not discontinue a segment of its business as described in APB No.30, rather all of the Company's prior operations ceased in January 1999. The financial statements have also been revised to show separately the Redeemable Common Shares outside the equity disclosure. The Company also revised its presentation of its financial statements for 1997 to reflect the compensation expense recorded in connection with the grant of stock options.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance With
Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person, and the date such person became a director or executive officer of the Company.

Name                    Age  Positions                      Date became director
                                                            or executive officer

L. Kelly Jones          46   Chief Executive Officer        March 26, 1997
                             and Chairman of the
                             Board of Directors

John F. Aleckner, Jr.   54   President and Director         March 26, 1997

W. James Poynter        44   Vice-President and Director    March 26, 1997

Kimberly Biggs          33   Secretary and Treasurer        March 26, 1997

The members of the Company's board of directors are elected annually and hold office until their successors are elected and qualified. The Company's officers are chosen by and serve at the pleasure of its board of directors. Each of the officers and directors have positions of responsibility with businesses other than the Company and will devote only such time as they believe necessary on the business of the Company.

There are no family relationships between any of the directors and executive officers. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

L. Kelly Jones has since 1980 been a member of the law firm Jones & Cannon, a firm which he founded and which provides legal services to the Company. Mr. Jones is certified in the area of commercial real estate law by the Texas Board of Legal Specialization and is the author of an article, "Texas Mechanics' and Materialmen's Lien Laws: A Guide Through the Maze," which appeared in the Texas Bar Journal in March of 1985. Mr. Jones' areas of practice include corporate, construction, real estate, municipal law, and commercial litigation. Mr. Jones served from 1985 through 1989 on the Arlington City Council, and on the Stephen
F. Austin State University Board of Regents from 1987 through 1993, where he was chairman from 1991 through 1993. He holds a J.D. from the University of Texas and a B.A. in Political Science from Stephen F. Austin State University.

John F. Aleckner, Jr. is a private investor. He was elected President of the Company as of December 14, 1999. From 1983 to 1989 Mr. Aleckner was vice-president and a shareholder of Research Polymers International Corporation, a compounder of specialty plastic materials which was acquired by another Company in 1987. From 1984 to 1998, he was vice-president of marketing and sales and a principal shareholder in UVTEC, Inc., a marketer of specialty plastic compounds which was, prior to the sale of Research Polymers, affiliated through common stock ownership with Research Polymers, and which acted as a broker in connection with purchases by Research Polymers and other companies. From 1971 to 1983 he was employed by Ciba-Geigy Corporation in various sales capacities. He holds a B.S. in chemistry from Case Institute of Technology

W. James Poynter has been engaged in the real estate brokerage and construction business since 1979. He is the president of Tenant Realty Advisors, Inc., a subsidiary of the Poynter Scifres Company group. Tenant Realty Advisors, Inc. is a national tenant representation firm, representing office tenants in securing new office locations throughout the United States. He holds a B.A. from the University of Pennsylvania's Wharton School of Business

Kimberly Biggs has for the last 10 years been legal administrator of the Arlington law firm of Jones & Cannon (which provides legal services for the Company) as legal administrator, a position which she holds to this date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 1999 or prior fiscal years.

The Company's Registration Statement on Form 10-SB became effective on February 4, 2000, and accordingly no such reports were required during the fiscal year ended December 31, 1999.

SIGNIFICANT EMPLOYEES

In addition to the officers and directors identified above, the following employees play a significant role in the Company's operations.

Rey Cardino, age 39, serves as Director of Sales for the Company. Mr. Cardino was employed by the Hubcap Brewery & Kitchen from prior to its opening until the operation was closed in early 1999, at which time he was the general manager of its restaurant. Prior to that time he was employed by TGI Friday.

Jose Olivares, age 32, serves as Director of Technical Support for the Company. Prior to taking the position he was the principal brewer of the Company's microbrewery operations.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the prior three (3) fiscal years. No bonuses or stock options were granted and no additional compensation was paid or deferred.

                                                                                        Restricted       Securities
                                                                       Other Annual     Stock            Underlying
Name and Principal Position            Year     Salary     Bonus       Compensation     Awards           Options/SARs
L. Kelly Jones, Chief Executive        1999         --        --                 --             --                 --
Officer and Chairman of the Board
of Directors
                                       1998         --        --                 --             --          833,000(1)
                                       1997         --        --                 --             --                 --

John F. Aleckner, Jr., President       1999         --        --                 --             --                 --
and Director
                                       1998         --        --                 --             --          333,000(2)
                                       1997         --        --                 --             --                 --

W. James Poynter, Vice-President       1999         --        --                 --             --                 --
and Director
                                       1998         --        --                 --             --          333,000(2)
                                       1997         --        --                 --             --                 --

Kimberly Biggs, Secretary and          1999         --        --                 --             --                 --
Treasurer
                                       1998         --        --                 --             --                 --
                                       1997         --        --                 --             --                 --

(1) These options, incentive in nature, provide that Mr. Jones may purchase (i) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $1.50 per share, (ii) 361,000 shares at par value subject to the condition precedent that the Company's shares are trading at $3.00 per share, (iii) 111,000 shares at par value subject to the condition precedent that the Company's shares are publicly trading at $4.50 per share, and
(iv) the balance of 250,000 shares at par value subject to the condition precedent that the Company's shares are publicly trading at $5.00 per share. These incentive stock options were granted to Mr. Jones by the Company's board of directors (Mr. Jones abstaining) on December 12, 1997 and on December 14, 1998.

(2) Messrs. Poynter and Aleckner each hold an option for 333,000 shares in the Company's Common Stock. These options, incentive in nature, provide that Messrs. Poynter and Aleckner may purchaser (i) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $1.50 per share, (ii) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $3.00 per share, and (iii) the balance of 111,000 shares at par value subject to the condition precedent that the Company's shares are publicly trading at $4.50 per share. These incentive stock options were granted to Messrs. Poynter and Aleckner by the Company's board of directors (Messrs. Poynter and Aleckner abstaining on the grant of their stock option) on December 14, 1998.

2000 INCENTIVE STOCK OPTION PLAN

In February, 2000, the Board of Directors adopted, and a majority of the stockholders approved, the Company's 2000 Incentive Stock Option Plan, subject to approval of stockholders at the next annual meeting. The purpose of the plan is to enable the Company to attract, retain and motivate key employees who are important to the success and growth of the Company's business, and to create a long-term mutuality of interest between the stockholders of the Company and those key employees by granting them options to purchase the Company's Common Stock. Options granted under the plan may be either incentive stock options or non-statutory options. The Plan is to be administered either directly by the Board, or by a committee consisting of two or more outside directors (the "Committee"). Under the plan, options may be granted to key employees of the Company. The option price is to be fixed by the Committee at the time the option is granted. If the option is intended to to be an incentive stock option, the purchase price is to be not less than 100% of the fair market value of the Common Stock at the time the option is granted, or, if the person to whom the option is granted is the owner of 10% or more of the Company's Common Stock, 110% of such fair market value. The Committee is to specify when and on what terms the options granted to key employees are to become exercisable. However, no option may be exercisable after the expiration of 10 years from the date of grant or five years from the date of grant in the case of incentive stock options granted to a holder of 10% or more of the Company's common stock. In the case of incentive stock options, the aggregate fair market value of the shares with respect to which the options are exercisable for the first time during any calendar year may not exceed $100,000 unless this limitation has ceased to be in effect under Section 422 of the Internal Revenue code. In the event of a change of control of the Company, all outstanding options become immediately exercisable in full. In the event of an employee's death, or following the employee's retirement at or after age 65 or before age 65 with the consent of the Committee, outstanding options may be exercised for a period of one year from the applicable date of death or retirement. If the employee's employment is terminated for reasons other than death or retirement, the options remain exercisable for a period of three months after such termination unless termination was for cause, in which case all outstanding options are immediately canceled. 1,500,000 shares of Common Stock have been initially authorized for issuance under the Plan. Under the Plan, eligible individuals may, at the discretion of the Committee, be granted options to purchase shares of Common Stock. However, no eligible individuals may be granted options for more than 500,000 shares in any calendar year. The option price and number of shares covered by an option will be adjusted proportionately in the event of a stock split, stock dividend, etc., and the Committee is authorized to make other adjustments to take into consideration any other event which it determines to be appropriate to avoid distortion of the operation of the Plan. In the event of a merger or consolidation, option holders will be entitled to acquire the number and class of shares of the surviving corporation which they would have been entitled to receive after the merger or consolidation if they had been the holders of the number of shares covered by the options. If the Company is not the surviving entity in a merger and consolidation, the Committee may in its discretion terminate all outstanding options, and in that event option holders will have 20 days from the time they received notice of termination to exercise all their outstanding options. The Plan terminates 10 years from its effective date unless terminated earlier by the Board of Directors or the stockholders. Proceeds of the sale of shares subject to options under the Plan are to be added to the general funds of the Company and used for its general corporate purposes. The Company has not granted any options under the Plan.

COMPENSATION OF DIRECTORS

No Director receives or has received any compensation from the Company for service as a member of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 28, 2000, certain information with respect to the Company's equity securities believed by the Company to be owned of record or beneficially by (i) each Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Shareholders' Name and Address          Number of Shares Owned     Percent

L. Kelly Jones                                   1,866,980 (1)        15.6
440 North Center
Arlington, Texas 76011

Jim Poynter                                        737,260 (2)         6.2
City Center Tower II
301 Commerce Street
Suite 1205
Fort Worth, Texas 76102

Kimberly Biggs                                      42,460 (3)         0.4
2414 Green Willow Court
Arlington, Texas 76001

John Aleckner                                      347,400 (4)         2.9
1901 Rockcliff Court
Arlington, Texas 76012

All Officers and Directors
As a Group (4 Persons)                  2,994,100 (1)(2)(3)(4)        25.1

(1) Excludes incentive conditional options to purchase 833,000 shares of Common Stock for $4,165.00, which are not exercisable within 60 days.

(2) Excludes incentive conditional option to purchase 333,000 shares of Common Stock for $1,665.00 which is not exercisable within 60 days. The Company is obligated to redeem 287,531 of these shares for a nominal amount, which would reduce Mr. Poynter's ownership to 3.9%.

(3) The Company is obligated to redeem 16,559 of these shares for a nominal amount, which would reduce Ms. Biggs's ownership to 0.22%.

(4) Excludes incentive conditional option to purchase 333,000 shares of restricted Common Stock for $1665.00 which is not exercisable within 60 days.

The beneficial owners of securities listed above have sole investment and voting power with respect to such shares. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

In addition to the shareholders listed above, Connect Computer Group, Inc., the firm which has been largely responsible for development of the Company's kiosk and computer systems ("Connect Computer"), has performed its development work on the basis of an oral understanding or "gentleman's agreement" with the Company's chief executive officer that if the Company is successful in marketing the product Connect Computer will be issued a significant equity position in the Company, the amount of which is yet to be determined. The parties have not explicitly agreed upon any method for determining whether marketing of the product has been successful, and the agreement may not be sufficiently definite to be an enforceable contract. However, the Company is proceeding on the assumption that it will be obligated to honor this oral commitment and expects that it will be able to reach agreement with Connect Computer through negotiations as to both whether marketing the product has been successful and the appropriate amount of equity to be issued to Connect Computer for its assistance.

In addition, there is a possibility, which management regards as remote, that the Company may be required to issue a substantial number of additional shares to the holder of one of its notes under the penalty provisions of that note. See
Item 7, note 5 - Convertible Promissory Notes/Promissory Notes. Since those shares would be issued for no additional consideration, any such issuance could cause significant dilution in the book value per share of shares presently outstanding.

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Item 12. Certain Relationships and Related Transactions

Mr. Jones, the president of the Company, is also president of Jones & Cannon, a Texas professional corporation, which has provided legal services to the Company and which may continue to provide legal services to the Company in the future. The Company currently owes Jones & Cannon an amount in excess of $83,550 for legal services rendered. Jones & Cannon has also been providing the limited amount of office space required by the Company and certain clerical and other services required for the Company's operations without charge under an oral agreement with Mr. Jones.

In December, 1997, the Company agreed to redeem at par value an aggregate of 1,505,399 shares of the Common Stock held by the ten former shareholders of First Brewery of Dallas, Inc., a company the Company had acquired in April, 1997. The aggregate redemption price was to have been $7,527.02. That redemption was to have occurred no later than March 31, 1998.

However, the Company did not have sufficient funds to honor this commitment and is currently in default under the agreement. Messrs. Jones, Poynter, and Aleckner and Ms. Biggs were among those whose shares were to have been redeemed. In February, 2000, the Company and Messrs. Jones and Aleckner agreed that the shares that were to have been redeemed from those two individuals would not be redeemed. The Company anticipates that the remaining shares will be redeemed during the first quarter of 2000.

During the period from July, 1997 through May, 1998 Mr. Jones, the president of the Company, lent the Company an aggregate of $90,000 for use as operating capital. Of this amount, $65,000 was subsequently eliminated when Mr. Jones accepted in full satisfaction of that debt certain equipment securing bank debt which Mr. Jones had guaranteed, leaving a balance of $25,000. This indebtedness is evidenced by an unsecured demand promissory note at an annual interest rate of 12% per annum.

Item 14. Exhibits and Reports on Form 8K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GAMECOM, INC.
                                         (Registrant)


                                   By:   /s/ L. Kelly Jones
                                         ---------------------------------------
                                         L. Kelly Jones, Chief Executive Officer

Dated April 5, 2000

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/ L. Kelly Jones            Chief Executive Officer, Chief     April 5, 2000
------------------------      Financial Officer and Director
L. Kelly Jones

/s/ John F. Aleckner, Jr.     Director                           April 5, 2000
------------------------
John F. Aleckner, Jr.

/s/ James Poynter             Director                           April 5, 2000
------------------------
W. James Poynter