Form 10KSB/A
period 1999-12-31
GAMECOM INC
filed 2000-04-14
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

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

      GameCom, Inc. (the "Company"), hereby amends Item 7 of its Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 5, 2000. This amendment is being filed to remove from the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows the columnar data for the fiscal year ended December 31, 1997. The financial data contained in those columns is not required to be included in the report, and is not covered by the opinion of the Company's independent auditors. The Company is replacing the financial statements that were included in the original 10-KSB filing in their entirety.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Financial Statements of GameCom, Inc. and subsidiary:

Consolidated statement of Financial Condition as of
  December 31, 1999 ........................................................   1

Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998 ...............................................   2

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1999 and 1998 ...........................   3

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998 ...............................................   4

Notes to Consolidated Financial Statements .................................   5

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

Thomas O. Bailey and Associates, P.C.

Dallas, Texas

April 4, 2000

                                  GAMECOM, INC.
                   (Fomerly The Schooner Brewery Incorporated)
                           Consolidated Balance Sheet
                                December 31, 1999

                ASSETS
Current assets
 Cash                                                               $    15,564
 Accounts receivable                                                        180
 Inventories                                                                 --
                                                                    -----------
   Total current assets                                                  15,744

Property and equipment
 Equipment, furniture and fixtures                                       94,485
 Accumulated depreciation                                                (7,932)
                                                                    -----------
   Net property and equipment                                            86,553

Other assets
 Security deposits                                                        8,989
                                                                    -----------
   Total other assets                                                     8,989
                                                                    -----------
   Total assets                                                     $   111,286
                                                                    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade payables                                                     $   728,849
 Accrued interest                                                        49,839
 Notes payable to shareholders                                          380,500
 Short-term notes payable to bank                                            --
                                                                    -----------
    Total current liabilities                                         1,159,188

Redeemable common stock
 Common stock to redeem, 1,505,399 shares
  at par $.005                                                            7,527

Shareholders' equity
 Capital stock 50,000,000 shares authorized
  par value $.005; 10,041,751
  issued and outstanding,                                                51,583
 Paid-in capital                                                      1,230,459
 Retained earnings                                                   (2,337,471)
                                                                    -----------
   Total shareholders' equity                                        (1,055,429)
                                                                    -----------
   Total liabilities and shareholder equity                         $   111,286
                                                                    ===========

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statement of Operations
                        For the Years Ended December 31,

                                                      1999              1998
                                                      ----              ----
Revenues
 Restaurant  sales                                      5,431       $   469,357
 Other                                                     --            (7,500)
                                                  -----------       -----------
   Total revenues                                       5,431           461,857

Cost of sales
 Food, beer, wine and  merchandise                     (2,893)          182,334
 Salaries and labor                                    27,365           268,826
                                                  -----------       -----------
  Total cost of sales                                  24,472           451,160
                                                  -----------       -----------
  Gross profit                                        (19,041)           10,697

General and administrative expense
 Administrative cost                                  409,999         1,002,192
 Interest                                              16,065            57,401
 Financing charges                                     55,200           153,250
 Depreciation and amortization                          5,356            51,122
 Impairment of assets                                      --           132,545
 Gain on sale of assets                              (143,781)               --
                                                  -----------       -----------
                                                      342,839         1,396,510
                                                  -----------       -----------

Net loss                                          $  (361,880)      $(1,385,813)
                                                  ===========       ===========

Per share amounts:

Net loss per share                                $    (0.038)      $    (0.164)
                                                  ===========       ===========

Average outstanding shares                          9,581,072         8,435,721
                                                  ===========       ===========

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                 Consolidated Statement of Stockholders' Equity
        For the Periods From December 31, 1997 through December 31, 1999

                                              Shares of                  Additional                     Total
                                               Common        Common       Paid-in     Accumulated    Stockholders'
                                                Stock        Stock        Capital       Deficit         Equity
Balance December 31, 1997                     6,209,703   $    31,048   $   381,294   $  (589,777)   $  (177,435)

Stock issued for consulting services            600,000         3,000       222,000            --        225,000

Contribution of capital for services                 --            --        18,750            --         18,750

Stock issued for loan incentives                613,000         3,065       150,185            --        153,250

Stock issued in compensation for services       800,000         4,000       196,000            --        200,000

Sale of stock                                    60,000           300        14,700            --         15,000

Contribution of capital for services                 --            --         6,250            --          6,250

Loss for the year ended December 31, 1998            --            --            --    (1,385,814)    (1,385,814)
                                              ---------   -----------   -----------   -----------    -----------
Balance December 31, 1998                     8,282,703   $    41,413   $   989,179   $(1,975,591)   $  (944,999)
                                              ---------   -----------   -----------   -----------    -----------

Stock issued as incentive for loans             240,000         1,200        54,000            --         55,200

Stock issued in compensation for services       125,000           625         4,375            --          5,000

Sales of stock                                1,369,048         6,845       128,155            --        135,000

Contribution of capital for services                 --            --        18,750            --         18,750

Exercise of stock options                       300,000         1,500        36,000            --         37,500

Loss for the year ended December 31, 1999            --            --            --      (361,880)      (361,880)
                                              ---------   -----------   -----------   -----------    -----------
Balance December 31, 1999                    10,316,751   $    51,583   $ 1,230,459   $(2,337,471)   $(1,055,429)
                                             ==========   ===========   ===========   ===========    ===========

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                         1999           1998
                                                         ----           ----
Cash flows from operating activities
Net loss                                             $  (361,880)   $(1,385,813)

 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                          5,356         51,122
Impairment of assets                                                    132,545
Gain on sale of assets                                  (143,781)
Services and fees paid with stock                         23,750        446,000
Financing fees                                            55,200        153,250

Stock options issued as compensation                          --             --
     (Increase) decrease in:
        Accounts receivable-trade                          1,367            483
        Prepaid and other assets                           3,044          7,317
     Increase (decrease) in:
        Accounts payable and accrued expense             247,530        240,973
                                                     -----------    -----------
    Net cash provided by operating activities           (169,414)      (354,123)

Cash flows from investing activities

      Sale of capital assets                                                 --

      Capital expenditures                               (41,237)            --
                                                     -----------    -----------
   Net cash used by investing activities                 (41,237)            --

Cash flow from financing  activities
    Short-term notes payable                              85,547        313,374
    Increase in capital stock and paid-in capital        135,000         15,000
                                                     -----------    -----------
   Net cash provided by financing activities             220,547        328,374

Net increase in cash and cash equivalents                  9,896        (25,749)
Cash and cash equivalents beginning of period              5,666         31,415
                                                     -----------    -----------
Cash and cash equivalents end of period              $    15,562    $     5,666
                                                     ===========    ===========

Interest paid during the year                        $     9,040    $    19,701
                                                     ===========    ===========
Income taxes paid during the year                    $        --    $        --
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

NOTE 5 NOTES PAYABLE

Notes payable at December 31, 1998 consisted of the following:

Note payable to bank due March 16, 2000 with interest at 8.5%           $ 20,000

Notes payable to stockholders due on demand, interest at 12%            $ 25,000

Notes payable to stockholders due June 10, 1998, interest at 12%         100,000

Notes payable to stockholders due from August 1 through
December 2, 1998 with no interest                                        172,000

Notes payable to stockholders due in February and March 1999

Without interest                                                          63,500
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

NOTE 7 INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for accounting for income taxes. Deferred income taxes arise from temporary differences between financial and tax basis of certain assets and liabilities. A valuation allowance has been established in the amount of $186,430. It is not likely that the allowance will be realized; consequently the allowance has been fully reserved. The Company's net operating loss carryforward is $1,950,849.

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

NOTE 10 RELATED PARTY TRANSACTIONS

On December 12, 1997, by unanimous consent, the Board of Directors approved borrowing up to $100,000 from certain stockholders. The promissory notes provide that the notes be secured by the 'Net Game LinkTM system to be installed at the Company's restaurant. The holders of said notes shall, for each $10,000 of notes, in addition to the payment of principal and interest, be entitled to 7,500 shares of the Company's common stock at par value at maturity. Prior to maturity, the holders of the promissory notes shall have the right to convert their notes to equity in the amount of 12,500 shares of the Company's restricted common stock. Thereafter, by unanimous consent, the Board of Directors approved additional borrowings from certain shareholders, in the aggregate sum of $162,000. In lieu of interest, the Company issued to such shareholders restricted shares of the Company's common stock.

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

On December 12, 1997, by unanimous consent of the Board of Directors, restricted options to purchase 50,000 shares of the Company's common stock were issued to certain key personnel of the Company at an exercise price of $.005 per share conditioned upon the continued employment of the employee. The shares are non-transferable and may be redeemed at $.005 per share by the Company in the event the holder shall cease for any reason to be employed by the Company.

                                                            1999            1998

Options beginning of year                              1,499,000         800,000

Number of options granted                                     --         699,000
                                                      ----------      ----------

Options exercised during year                            300,000              --
                                                      ----------      ----------

Options forfeited during year                                 --              --
                                                      ----------      ----------

Options outstanding end of year                        1,199,000       1,499,000
                                                      ----------      ----------

Options exercisable at end of year                            --         300,000
                                                      ==========      ==========

Weighted average exercise price per
share outstanding and exercisable                     $     .005      $     .005
                                                      ==========      ==========

Weighted average grant date fair value                $       --      $       --
                                                      ==========      ==========

Had compensation expense been determined based on the fair value at the grant dates for the stock option grants consistent with the method of SFAS No.123, the Company's net income per common share would have been reduced to the pro forma amounts indicated below:

Net loss:                                                1999               1998
                                                         ----               ----

  As reported                                      $  361,880        $ 1,203,643

  Pro forma                                        $  361,880        $ 1,203,643

Net per common share:

  As reported                                      $   (0.038)       $      .143

  Pro forma                                        $   (0.038)       $      .143

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

NOTE 14 SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest, Income taxes paid and for non-cash transactions:

                                                             For the year ended
                                                                 December 31,

                                                             1999           1998
                                                             ----           ----

Interest paid                                              16,065         11,926

Income taxes paid                                              --             --

Non-cash transactions:

 Service compensated with stock                            21,250        243,750

 Compensation paid in options                              36,000             --

 Notes exchanged for equipment                             70,270             --

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

Dated April 11, 2000

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/ L. Kelly Jones           Chief Executive Officer, Chief
-------------------------    Financial Officer and Director      April  11, 2000
L. Kelly Jones


/s/ John F. Aleckner, Jr.
-------------------------
John F. Aleckner, Jr.        Director                            April  11, 2000


/s/ W. James Poynter
-------------------------
W. James Poynter             Director                            April  11, 2000