Form 10QSB
period 2000-03-31
GAMECOM INC
filed 2000-05-15
CIK 1085243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28381

                                 GAMECOM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,011,118 shares of the Company's Common Stock, no par value, were outstanding as of May 12, 2000.

ITEM I - FINANCIAL STATEMENTS

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                           Consolidated Balance Sheet
                                    31-Mar-00

ASSETS
------
Current assets
 Cash                                                               $     2,426
 Accounts receivable                                                        180
                                                                    -----------
   Total current assets                                                   2,606

Property and equipment
 Equipment, furniture and fixtures                                       95,997
 Accumulated depreciation                                               (14,959)
                                                                    -----------
   Net property and equipment                                            81,038
                                                                    -----------

   Total assets                                                     $    83,644
                                                                    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities
 Trade payables                                                     $   773,778
 Accrued interest                                                        54,203
 Notes payable to shareholders                                          360,500
 Short-term notes payable to bank                                        20,000
                                                                    -----------
    Total current liabilities                                         1,208,481

Redeemable common stock
 Common stock to redeem, 778,291 shares
  at par $.005                                                            3,891

Shareholders' equity
 Capital stock 50,000,000 shares authorized
  par value $.005; 11,143,859 issued and
   outstanding                                                           55,719
 Paid-in capital                                                      1,247,459
 Retained earnings                                                   (2,431,906)
                                                                    -----------
   Total shareholders' equity                                        (1,128,728)
                                                                    -----------
   Total liabilities and shareholder equity                         $    83,644
                                                                    ===========

    The accomanying notes are an integral part of this financial statement.

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statement of Operations
                 For the Quarters Ended March 31, 2000 and 1999

                                                       2000            1999
                                                       ----             ----
Revenues
 Restaurant sales                                            --     $     5,305
 Other                                                       --           3,019
                                                   ------------     -----------
   Total revenues                                            --           8,324

Cost of sales
 Salaries and labor                                          --          27,365
                                                   ------------     -----------
  Total cost of sales                                        --          27,365
                                                   ------------     -----------
  Gross profit                                               --         (19,041)

General and administrative expense
 Administrative cost                                     65,113          26,836
 Interest                                                 4,795           6,775
 Financing charges                                       17,500          55,200
 Depreciation and amortization                            7,027          24,399
 Gain on sale of assets                                      --         (26,058)
                                                   ------------     -----------
                                                         94,435          87,152
                                                   ------------     -----------

Net loss                                           $    (94,435)    $  (106,193)
                                                   ============     ===========

Per share amounts:

Net loss per share                                 $     (0.008)    $    (0.012)
                                                   ============     ===========

Average outstanding shares                           11,922,150       8,522,703
                                                   ============     ===========

    The accomanying notes are an integral part of this financial statement.

                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statements of Cash Flows
                 For the Quarters Ended March 31, 2000 and 1999

                                                           2000         1999
                                                           ----         ----
Cash flows from operating activities
Net loss                                                $ (94,435)   $ (106,193)

 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                           7,027        24,399
                      Financing fees                       17,500        55,200


Stock options issued as compensation                           --            --
     (Increase) decrease in:
        Accounts receivable-trade                              --         1,366
        Prepaid and other assets                            8,989           896

     Increase (decrease) in:
        Accounts payable and accrued expense               49,293         7,498
                                                        ---------    ----------
   Net cash provided by operating activities              (11,626)      (16,834)

Cash flows from investing activities
     Capital expenditures                                  (1,512)       (4,000)
                                                        ---------    ----------
   Net cash used by investing activities                   (1,512)       (4,000)

Cash flow from financing  activities
    Short-term notes payable                                   --        18,668
                                                        ---------    ----------
   Net cash provided by financing activities                   --        18,668

Net increase in cash and cash equivalents                 (13,138)       (2,166)

Cash and cash equivalents beginning of period              15,564         5,666
                                                        ---------    ----------
Cash and cash equivalents end of period                 $   2,426    $    3,500
                                                        =========    ==========

Interest paid during the quarter                        $     431    $    3,648
                                                        =========    ==========
Income taxes paid during the quarter                    $      --    $       --
                                                        =========    ==========

    The accomanying notes are an integral part of this financial statement.

                                  GAMECOM, INC.
                          Notes to Financial Statements
                 For the Quarters Ended March 31, 2000 and 1999

Note 1 Reference to Notes to Financial Statements dated December 31, 1999

The notes to the Financial Statements dated December 31, 1999 should be read in conjunction with these financial statements. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In January, 1999, the Company terminated its brewpub/microbrewery restaurant operations. Future revenues and profits will depend upon various factors, including market acceptance of `Net GameLinkTM, and general economic conditions. The Company's present sole source of revenue is the future sale of 'Net GameLink(TM) systems and from associated royalties. The Company has not received any revenue to date from either royalties from operations of systems it owns or the sale of its systems to others. It expects to receive the first revenue from operations of its own system during the second quarter of 2000, and to receive the first revenue from a sale of the system to a third party during the middle of the second quarter of 2000.

There can be no assurances that the Company will successfully implement its expansion plans, including the 'Net GameLinkTM entertainment concept. The Company faces all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a new business. These include limited working capital and the need to devote a substantial amount of management's time to raising capital rather than development of the business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, the need to control operating and general and administrative expenses and the need to spend substantial amounts on initial advertising to develop an awareness of the Company and its products. In addition, the Company's Chief Executive Officer is a practicing attorney with no training or prior experience in managing or overseeing a public company.

Results of Operations.

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999.

These two periods are in no way comparable, since the quarter ended March 31, 1999 reflects the Company's unsuccessful efforts to develop its brewpub/microbrewery business, whereas quarter the quarter ended March 31, 2000 reflects a redirection of the Company's efforts from the discontinued business to the development of the Company's 'Net GameLinkTM System. For the quarter ended March 31, 2000 the Company had no revenues. Administrative costs of $65,113 for the quarter ended March 31, 2000 compared to $28,836 for the quarter ended March 31, 1999 reflect professional fees incurred in connection with registration of the Company's common stock under the Securities Exchange Act of 1934 and forfeiture of a security deposit under a lease as the result of the decision in January, 1999 to terminate the brewpub/microbrewery operations. The reduction in interest charges from $55,200 for the quarter ended March 31, 1999 to $17,500 for the quarter ended March 31, 2000 reflects the elimination of bank debt, an agreement by holders of other indebtedness to accept a one-time issuance of common stock in lieu of accrued and future interest and the issuance of shares of Common Stock to the Company's Chief Executive Officer in 2000 as consideration for a guarantee of bank borrowing of $20,000.

Liquidity and Capital Resources. As of March 31, 2000 the Company's liquidity position was extremely precarious. The Company had current liabilities of $1,208,481, including $773,776 in trade payables, most of which were overdue, short-term notes payable to shareholders of $360,500, most of which were either demand indebtedness or were payable at an earlier date and were in default, bank debt of $20,000 and related accrued interest on the notes. Current assets available to meet those liabilities were only $2,606.

To date the Company and First Brewery of Dallas I, Ltd., the predecessor to First Brewery of Dallas, Inc., the Company's wholly-owned Texas subsidiary corporation, met their capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For the quarter ended March 31, 2000, the net loss was $94,435, of which only $33,516 was accounted for by non-cash charges. In addition, the Company made capital expenditures of $1,512 resulting in total cash requirements for the quarter of approximately $62,431. To cover most of these cash requirements, the Company allowed accounts payable and accrued expenses to increase by $49,293, and drew down its cash by $13,138.

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

Even with the expected elimination of the First Brewery of Dallas, Inc. indebtedness, the Company will be unable to continue its operations or to commercially exploit its `Net GameLinkTM product in the absence of substantial additional financing. Based on the interest-bearing indebtedness presently outstanding, the Company's annual debt service requirements without taking into account any payments of principal are approximately $16,700. The Company has registered its outstanding common stock under the Securities Exchange Act of 1934 with a view toward making its equity securities more attractive to potential investors, and present plans call for the Company to seek additional financing through a private offering in the second quarter of 2000. The Company intends to pay approximately one-half of its interest-bearing debt pro rata in mid-summer. This would reduce the Company's annual debt service requirements by one-half. Although the Company has recently executed a letter of intent and currently is in a due diligence period with an investment banking firm, at the present time it has not completed any arrangements to obtain additional financing and there can be no assurance that it will be able to raise the necessary funds. In that connection, the Company intends to place its First Brewery of Dallas, Inc. subsidiary into voluntary bankruptcy. The Company is unable to predict the effect of the anticipated bankruptcy on its ability to raise additional funds to develop its gaming operations, but efforts to raise these funds could be adversely affected by the bankruptcy. If the Company is unable to raise additional funds, holders of its debt (most of whom are stockholders) would be in a position to shut down the Company's operations.

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

The Company expects to begin receiving revenues from operation of its present system at J. Gilligan's during the second quarter of 2000. However, these revenues are not expected to be sufficient to carry out any substantial advertising and marketing. The Company intends to seek financing through a private offering and if it is successful to apply a substantial portion of the proceeds toward marketing its systems. The Company has recently executed a letter of intent and currently is in a due diligence period with an investment banking firm concerning the proposed financing. Management is optimistic that the required financing can be obtained, but cannot offer any assurance that this will be the case.

The Company will need to hire a qualified chief operating officer, and there is no assurance that it will be able to obtain one. The Company is also currently holding discussions with potential candidates for the positions of Director of Sales and Director of Gaming. It does not intend to hire any other employees during the next 12 months. At the present time, all officers and employees of the Company are serving without compensation except for Mr. Olivares, and the Company expects that this will continue to be the case until it has raised additional financing. If the Company is not able to raise the necessary funds to expand sales beyond those that may be generated by person-to-person contact, it will be forced to terminate its operations entirely.

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.
-----------

27      Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GAMECOM, INC.
                                          (Registrant)

Date: May 15, 2000


                                          /s/ L. Kelly Jones
                                          --------------------------------------
                                          L. Kelly Jones
                                          Chief Executive Officer and
                                          Chief Financial Officer