Form 10QSB
period 2000-06-30
GAMECOM INC
filed 2000-08-14
CIK 1085243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,091,118 shares of the Company's Common Stock, no par value, were outstanding as of August 11, 2000.

ITEM I - FINANCIAL STATEMENTS

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                           Consolidated Balance Sheet
                 June 30, 2000 (Unaudited) and December 31, 1999

                                                         June 30
                                                           2000       December 31,
   ASSETS                                              (Unaudited)       1999
                                                       -----------       ----
Current assets
 Cash                                                  $    12,893         15,564
 Accounts receivable                                            --            180
                                                       -----------    -----------
   Total current assets                                     12,893         15,744

Property and equipment
 Equipment, furniture and fixtures                         100,351         94,485
 Accumulated depreciation                                  (21,986)        (7,932)
                                                       -----------    -----------
   Net property and equipment                               78,365         86,553
                                                       -----------    -----------

Other assets                                                    --          8,989
                                                       -----------    -----------

   Total assets                                        $    91,258    $   111,286
                                                       ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade payables                                        $   458,369        728,849
 Accrued interest                                           50,930         49,839
 Notes payable to shareholders                             352,167        360,500
 Short-term notes payable to bank                           45,000         20,000
                                                       -----------    -----------
    Total current liabilities                              906,466      1,159,188

Redeemable common stock
 Common stock to redeem, 778,291 shares
  at par $.005                                               3,891          7,527

                 Shareholders' equity
 Capital stock 50,000,000 shares authorized
  par value $.005; 11,500,000 and 10,316,600
  issued and outstanding respectively                       57,500         51,583
 Paid-in capital                                         1,268,344      1,230,459
 Retained earnings                                      (2,144,943)    (2,337,471)
                                                       -----------    -----------
   Total shareholders' equity                             (819,099)    (1,055,429)
                                                       -----------    -----------
   Total liabilities and shareholder equity            $    91,258    $   111,286
                                                       ===========    ===========

     The accompanying notes are an integral part of this financial statement

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statement of Operations
      For the Six Months and Quarters Ended June 30, 2000 and June 30, 1999
                                   (Unaudited)

                                                      Six Months Ended              Three Months Ended
                                                June 30,                         June 30,
                                                --------                         --------
                                                  2000             1999            2000            1999
                                                  ----             ----            ----            ----
Revenues
 Restaurant sales                              $         --           5,305              --              --
 Other
                                                         --           3,019              --              --
                                               ------------    ------------    ------------    ------------
   Total revenues                                        --           8,324              --              --

Cost of sales
 Salaries and labor                                      --          27,365              --              --
                                               ------------    ------------    ------------    ------------
  Total cost of sales                                    --          27,365              --              --
                                               ------------    ------------    ------------    ------------
  Gross profit                                           --         (19,041)             --              --

General and administrative expense
 Administrative cost                                163,851          53,052          98,738          26,216
 Interest                                             9,668          14,445           4,873           7,670
 Financing charges                                   23,500          55,200           6,000              --
 Depreciation and amortization                       14,054          48,799           7,027          24,400
 Gain on sale of assets                                  --         (82,392)             --         (56,334)
                                               ------------    ------------    ------------    ------------
                                                    211,073          89,104         116,638           1,952
                                               ------------    ------------    ------------    ------------

Loss before extraordinary item                     (211,073)       (108,145)       (116,638)         (1,952)
                                               ============    ============    ============    ============

Extraordinary item:
 Gain from extinguishment of debt                   403,601              --         403,601              --
                                               ------------    ------------    ------------    ------------

Net gain/(loss)                                $    192,528    $   (108,145)   $    286,963    $     (1,952)
                                               ============    ============    ============    ============

Per share amounts:

Net loss per share before extraordinary item   $     (0.019)   $     (0.009)   $     (0.011)   $     (0.000)
                                               ============    ============    ============    ============

Net gain or (loss) extraordinary item          $      0.036    $         --    $      0.036    $         --
                                               ============    ============    ============    ============

Net gain (loss) per share                      $      0.017    $     (0.009)   $      0.026    $     (0.000)
                                               ============    ============    ============    ============

Average outstanding shares                       11,824,755      10,581,142      11,826,836      10,028,102
                                               ============    ============    ============    ============

     The accompanying notes are an integral part of this financial statement

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                2000         1999
                                                                ----         ----
Cash flows from operating activities
Net gain (loss)                                              $ 192,528    $(108,145)

 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                               14,054       48,799
Financing fees                                                  23,500           --
Stock options issued as compensation                                --           --
     (Increase) decrease in:
        Accounts receivable-trade                                  180        1,366
        Prepaid and other assets                                 8,989          896
     Increase (decrease) in:
        Accounts payable and accrued expense                  (269,390)      16,141
                                                             ---------    ---------
    Net cash provided by operating activities                  (30,139)     (40,943)

Cash flows from investing activities
     Capital expenditures                                       (5,866)     (20,380)
                                                             ---------    ---------
   Net cash used by investing activities                        (5,866)     (20,380)

Cash flow from financing  activities
    Increase in paid-in capital                                 16,667      111,200
    Short-term notes payable                                    16,667      (12,944)
                                                             ---------    ---------
   Net cash provided by financing activities                    33,334       98,256

Net increase in cash and cash equivalents                       (2,671)      36,933
Cash and cash equivalents beginning of period                   15,564        5,666
                                                             ---------    ---------
Cash and cash equivalents end of period                      $  12,893    $  42,599
                                                             =========    =========

Interest paid during the period                              $     431    $   1,670
                                                             =========    =========
Income taxes paid during the quarter                         $      --    $      --
                                                             =========    =========

     The accompanying notes are an integral part of this financial statement

                                  GAMECOM, INC.
                          Notes to Financial Statements
                  For the Quarters Ended June 30, 2000 and 1999

Note 1 Reference to Notes to Financial Statements dated December 31, 1999

The notes to the Financial Statements dated December 31, 1999 should be read in conjunction with these financial statements. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

Note 2 Bankruptcy of First Brewery of Dallas, Inc. subsidiary

The Company placed First Brewery of Dallas, Inc. into voluntary liquidation under Chapter 7 of the Bankruptcy Act on June 21, 2000. No creditor appeared at the creditor's meeting held on July 17, 2000. The elimination of indebtedness for trade payables of this subsidiary is shown as an extraordinary item on the statement of operations for the quarter ended June 30, 2000. In addition, overdrawn balances on several bank accounts of that subsidiary were eliminated, increasing the Company's net cash balance by the amounts of those overdrafts.

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

Overview. The Company was capitalized in 1996 to develop, own, and operate theme brewpub/microbrewery restaurants. Until March of 1997 when the Company acquired, and July 1, 1997, when the Company began operating, the former Hubcap Brewery & Kitchen in Dallas, Texas, the Company had no operations or revenues and its activities were devoted solely to development.

In January, 1999, the Company terminated its brewpub/microbrewery restaurant operations. Future revenues and profits will depend upon various factors, including market acceptance of `Net GameLinkTM, and general economic conditions. The Company's present sole source of revenue is the future sale of 'Net GameLink(TM) systems and from associated royalties. The Company began receiving revenue from its permanent beta-test site at J. Gilligan's at Arlington, Texas on July 28, 2000, and expects to receive the first revenue from a sale of the system to a third party during the third quarter of 2000.

On June 5, 2000, the Company announced that it had entered into a subscription agreement for up to a $15,000,000.00 sale of common stock and warrants under a private equity line contract with Swartz Private Equity, L.L.C. ("Swartz"), an institutional private equity fund. This financing allows the Company to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions. The pricing of each common stock sale is based upon current market prices at the time of each draw, and the Company may set a floor price for the shares each month at the Company's discretion. The Company's SB-2 registration statement for the Swartz private equity line was filed on July 12, 2000, and became effective with the Securities and Exchange Commission on August 10, 2000.

There can be no assurances that the Company will successfully implement its expansion plans, including the 'Net GameLinkTM entertainment concept. The Company faces all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a new business. These include limited working capital pending being able to draw upon the Swartz private equity line, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, the need to control operating and general and administrative expenses, and the need to spend substantial amounts on initial advertising to develop an awareness of the Company and its products. In addition, the Company's Chief Executive Officer is a practicing attorney with no training or prior experience in managing or overseeing a public company.

Results of Operations.

Quarter ended June 30, 2000 compared to quarter ended June 30, 1999.

These two periods are in no way comparable, since the quarter ended June 30, 1999 reflects the Company's unsuccessful efforts to develop its brewpub/microbrewery business, whereas the quarter ended June 30, 2000 reflects a redirection of the Company's efforts from the discontinued business to the development of the Company's 'Net GameLinkTM System. For the quarter ended June 30, 2000 the Company had no revenues. Administrative costs of $98,738 for the quarter ended June 30, 2000 compared to $26,216 for the quarter ended June 30, 1999 reflect professional fees incurred in connection with registration of the Company's common stock under the Securities Exchange Act of 1934 and negotiation of its equity line of credit with Swartz. The reduction in interest charges from $7,670 for the quarter ended June 30, 1999 to $4,873 for the quarter ended June 30, 2000 reflects a reduction in bank borrowings. The finance charges of $6,000 in the quarter ended June 30, 2000 represents issuance of common stock in lieu of future interest in connection with the Company's sale of a note to a private investor as described below.

The Company placed First Brewery of Dallas, Inc. into voluntary liquidation under Chapter 7 of the Bankruptcy Act on June 21, 2000. No creditor appeared at the creditor's meeting held on July 17, 2000. The elimination of indebtedness for trade payables of this subsidiary is shown as an extraordinary item on the statement of operations for the quarter ended June 30, 2000.

Liquidity and Capital Resources. As of June 30, 2000 the Company's liquidity position was extremely precarious. The Company had current liabilities of $906,466, including $458,369 in trade payables, some of which were overdue, short-term notes payable to shareholders of $352,167, most of which were either demand indebtedness or were payable at an earlier date and were in default, bank debt of $45,000 and related accrued interest on the notes. Current assets available to meet those liabilities were only $12,893.

To date the Company has met its capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For the quarter ended June 30, 2000, the net loss before the extraordinary non-cash item was $116,638, of which only $46,723 was accounted for by non-cash charges. In addition, the Company made capital expenditures of $5,866 resulting in total cash requirements for the quarter of approximately $75,781. To cover most of these cash requirements, the Company drew down its cash by approximately $30,000, received $16,667 in stock subscriptions and $16,667 for a note issued to the same investor and allowed accounts payable and accrued expense to increase to cover the balance.

The Company's consolidated balance sheet was improved by the elimination of $403,601 in trade payables with the bankruptcy of First Brewery of Dallas, Inc., as those amounts were owed solely by the subsidiary. The bankruptcy does not affect the Company's debt service requirements, as all interest-bearing debt is owed by the parent company, and not the subsidiary.

Based on the interest-bearing indebtedness presently outstanding, the Company's annual debt service requirements without taking into account any payments of principal are approximately $16,700. Based on the effectiveness of the SB-2 registration statement for the Swartz private equity line as discussed above, the Company anticipates being able to draw upon the private equity line during the latter portion of the third quarter of 2000. The Company presently intends to pay one-half of its interest-bearing debt in late 2000, and the remainder of its interest-bearing debt during spring of 2001, based on its sales projections and the availability of the Swartz private equity line. Notwithstanding the existence of the equity line of credit, holders of the Company's debt (most of whom are stockholders) are in a position to shut down the Company's operations should they determine to do so.

Plan of Operations

The opinions of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. Based upon its announcement of the $15,000,000.00 Swartz private equity line, an investor agreed to purchase 71,429 shares of common stock at $.70 per share for a total of $50,000, and to lend the Company an additional $50,000. Of the total $100,000, $33,333 was payable on June 15, 2000 and the balance in two additional equal installments of $33,000 each on July 15 and August 15. Accordingly, the Company received $33,333 from the investor during the quarter ended June 30th, 2000. The Company is presently utilizing those funds to hire key management staff, who are implementing the Company's business plan for the development of 1) corporate organization, 2) strategic alliances within the computer gaming industry, 3) advertising and promotional materials, 4) an up-graded website, 5) distribution agreements, 6) the Company's industry and trade show presence, and 7) further development and improvement of the Company's `Net GameLinkTM product. Due to limited financing until being able to draw upon the Swartz private equity line, the Company's marketing efforts are directed toward the fall of 2000, although the Company's director of sales is involved in person-to-person contact with those who have previously expressed an interest in the `Net GameLinkTM system.

The Company began to receive revenues from operation of its present system at J. Gilligan's during the early portion of the third quarter of 2000. However, these revenues are not expected to be sufficient to carry out any substantial advertising and marketing. Based upon the interim capital obtained in June of 2000, the Company has moved forward with implementation of its marketing plan as discussed in the preceding paragraph; however, the Company will be unable to carry out substantial advertising and marketing until the Swartz private equity line becomes available to the Company during the third quarter of 2000.

The Company will in the future need to hire a qualified chief operating officer, and there is no assurance that it will be able to obtain one. During the second and third quarters of 2000, the Company has retained a director of sales, a director of marketing, a director of production, and a gaming technical adviser. The Company does not presently intend to hire other key management personnel during the next 12 months, although additional employees may become necessary. All of the employees mentioned above, along with the Company's director of technical services, are presently being compensated at market rates. However, the Company's senior management (CEO, president, vice president, and secretary) are serving without compensation, and the Company expects this will continue to be the case indefinitely until the Company's interest-bearing debt has been substantially reduced.

PART II -- OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
-----------

27    Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GAMECOM, INC.
                                       (Registrant)

Date: August 14, 2000
                                       /s/ L. Kelly Jones
                                       -----------------------------------------
                                       L. Kelly Jones
                                       Chief Executive Officer and Chief
                                       Financial Officer