Form 10QSB
period 2000-09-30
GAMECOM INC
filed 2000-11-14
CIK 1085243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,570,110 shares of the Company's Common Stock, no par value, were outstanding as of November 6, 2000.

ITEM I - FINANCIAL STATEMENTS

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                           Consolidated Balance Sheet
              September 30, 2000 (Unaudited) and December 31, 1999

                                                  September 30,
                                                      2000          December 31,
ASSETS                                            (Unaudited)          1999
                                                   -----------      -----------
Current assets
 Cash                                              $     5,736           15,564
 Accounts receivable                                        --              180
                                                   -----------      -----------
   Total current assets                                  5,736           15,744

Property and equipment
 Equipment, furniture and fixtures                     103,464           94,485
 Accumulated depreciation                              (27,369)          (7,932)
                                                   -----------      -----------
   Net property and equipment                           76,095           86,553
                                                   -----------      -----------

Other assets                                                --            8,989
                                                   -----------      -----------

   Total assets                                    $    81,831      $   111,286
                                                   ===========      ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade payables                                    $   422,223          728,849
 Accrued interest                                       52,606           49,839
 Notes payable to shareholders                         352,166          360,500
 Short-term notes payable to bank                      135,000           20,000
                                                   -----------      -----------
    Total current liabilities                          956,995        1,159,188

Redeemable common stock
 Common stock to redeem, 778,291 shares
  at par $.005                                           3,891            7,527

Shareholders' equity
 Capital stock 50,000,000 shares authorized
  par value $.005; 11,772,997 and 10,316,600
  issued and outstanding respectively                   58,865           51,583

 Paid-in capital                                     1,325,674        1,230,459

 Retained earnings                                  (2,268,594)      (2,337,471)
                                                   -----------      -----------
   Total shareholders'equity                          (884,055)      (1,055,429)
                                                   -----------      -----------
   Total liabilities and shareholder equity        $    81,831      $   111,286
                                                   ===========      ===========

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statement of Operations
            For the Nine Months and Quarters Ended September 30, 2000
                             and September 30, 1999
                                   (Unaudited)

                                                 Nine Months                    Three Months Ended
                                                September 30,                      September 30,
                                                -------------                      -------------
                                           2000              1999              2000              1999
                                           ----              ----              ----              ----
Revenues
 Restaurant  sales                               --      $      5,431                --                --
 Game royalties                                 193                --               193                --
                                       ------------      ------------      ------------      ------------
   Total revenues                               193             5,431               193                --

Cost of sales
 Salaries and labor                              --            24,472                --                --
                                       ------------      ------------      ------------      ------------
  Total cost of sales                            --            24,472                --                --
                                       ------------      ------------      ------------      ------------
  Gross profit                                  193           (19,041)              193                --

General and administrative expense
 Administrative cost                        269,965           372,130           106,114           319,078
 Interest                                    14,868             8,770             5,200            (5,675)
 Financing charges                           82,195            55,200            58,695                --
 Depreciation and amortization               19,437             3,038             5,383                --
 Gain on sale of assets                          --          (143,781)               --          (107,150)
                                       ------------      ------------      ------------      ------------
                                            386,272           295,357           175,199           206,253
                                       ------------      ------------      ------------      ------------

Loss before extraordinary item             (385,272)         (314,398)         (174,199)         (206,253)
                                       ------------      ------------      ------------      ------------

Extraordinary item:
 Gain from extinguishment of debt           455,149                --            51,548                --
                                       ------------      ------------      ------------      ------------

Net gain/(loss)                        $     68,877      $   (314,398)     $   (123,651)     $   (206,253)
                                       ============      ============      ============      ============

Per share amounts:

Net income per share                   $      0.006      $     (0.029)     $     (0.010)     $     (0.018)
                                       ============      ============      ============      ============

Average outstanding shares               11,850,069        10,838,550        11,899,872        11,344,976
                                       ============      ============      ============      ============

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                          2000          1999
                                                          ----          ----
Cash flows from operating activities
Net gain (loss)                                        $  69,877      $(314,399)

 Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation                                         19,437          3,038
Gain on sale of assets                                        --       (143,781)
Services and fees paid with stock                             --         21,250
Financing fees                                            82,195         55,200
Stock options issued as compensation                          --             --
     (Increase) decrease in:
        Accounts receivable-trade                            180          1,367
        Prepaid and other assets                           8,989          3,044
     Increase (decrease) in:
        Accounts payable and accrued expense            (303,859)       235,499
                                                       ---------      ---------
    Net cash provided by operating activities           (124,181)      (138,782)

Cash flows from investing activities
     Capital expenditures                                 (8,979)       (37,902)
                                                       ---------      ---------
   Net cash used by investing activities                  (8,979)       (37,902)

Cash flow from financing  activities
    Increase in paid-in capital                           16,666        110,000
    Short-term notes payable                             106,666         65,547
                                                       ---------      ---------
   Net cash provided by financing activities             123,332        175,547

Net increase in cash and cash equivalents                 (9,828)        (1,137)
Cash and cash equivalents beginning of period             15,564          5,666
                                                       ---------      ---------
Cash and cash equivalents end of period                $   5,736      $   4,529
                                                       =========      =========

Interest paid during the period                        $   3,955      $   9,040
                                                       =========      =========
Income taxes paid during the quarter                   $      --      $      --
                                                       =========      =========

                                  GAMECOM, INC.
                          Notes to Financial Statements
               For the Quarters Ended September 30, 2000 and 1999

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

Note 2 Bankruptcy of First Brewery of Dallas, Inc. subsidiary

The Company placed First Brewery of Dallas, Inc. into voluntary liquidation under Chapter 7 of the Bankruptcy Act on June 15, 2000. No creditor appeared at the creditor's meeting held on July 17, 2000. Elimination of indebtedness for most trade payables of this subsidiary was shown as an extraordinary item on the statement of operations for the quarter ended June 30, 2000. The Company subsequently determined that it had understated the amount of such indebtedness which had been eliminated in the bankruptcy by $51,546. The amount is shown as an extraordinary item for the quarter ended September 30, 2000.

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

In January, 1999, the Company terminated its brewpub/microbrewery restaurant operations. Future revenues and profits will depend upon various factors, including market acceptance of `Net GameLinkTM, and general economic conditions. The Company's present sole source of revenue is the sale of 'Net GameLink(TM) systems and from associated royalties. The Company began receiving revenue from its permanent beta-test site at J. Gilligan's at Arlington, Texas on July 28, 2000. It announced its first sale of the 'Net GameLink(TM) system to a third party during the third quarter of 2000, and expects to receive the first revenue from that sale during the fourth quarter of 2000.

On June 5, 2000, the Company announced that it had entered into a subscription agreement for up to a $15,000,000.00 sale of common stock and warrants under a private equity line contract with Swartz Private Equity, L.L.C. ("Swartz"), an institutional private equity fund. This financing allows the Company to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions. The pricing of each common stock sale is based upon current market prices at the time of each draw, and the Company may set a floor price for the shares each month at the Company's discretion. The Company's SB-2 registration statement for the Swartz private equity line was filed on July 12, 2000, and became effective with the Securities and Exchange Commission on August 10, 2000. The Company made its first draw on the Swartz equity line during the month of October, 2000.

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

Results of Operations.

Quarter ended September 30, 2000 compared to quarter ended September 30, 1999.

These two periods are in no way comparable, since the quarter ended September 30, 1999 reflects the Company's unsuccessful efforts to develop its brewpub/microbrewery business, whereas the quarter ended September 30, 2000 reflects a redirection of the Company's efforts from the discontinued business to the development of the Company's 'Net GameLinkTM system. For the quarter ended September 30, 2000, the Company had revenues of only $193, all from royalties on its beta-test system. Administrative costs of $106,114 for the quarter ended September 30, 2000 compared to $319,078 for the quarter ended September 30, 1999 reflect expenses incurred in registering its securities under the Securities Exchange Act of 1934 . The increase in interest charges from a negative $5,675 for the quarter ended September 30, 1999 to $5,200 for the quarter ended September 30, 2000 reflects elimination of accrued interest when directors paid corporate debt they had guaranteed and an inrease in borrowing during the current fiscal year. The finance charges of $58,695 in the quarter ended September 30, 2000 represents shares issued to directors in connection with additional borrowings by the Company.

The Company placed First Brewery of Dallas, Inc. into voluntary liquidation under Chapter 7 of the Bankruptcy Act on June 15, 2000. No creditor appeared at the creditor's meeting held on July 17, 2000. The elimination of most of the indebtedness for trade payables of this subsidiary was shown as an extraordinary item on the statement of operations for the quarter ended June 30, 2000. The Company subsequently determined that it had understated the amount of indebtedness eliminated in the bankruptcy. As a result, an additional $51,548 is shown as an extraordinary item for the quarter ended September 30, 2000.

Liquidity and Capital Resources. As of September 30, 2000 the Company's liquidity position was extremely precarious. The Company had current liabilities of $956,995, including $422,223 in trade payables, some of which were overdue, short-term notes payable to shareholders of $352,166, most of which were either demand indebtedness or were payable at an earlier date and were in default, bank debt of $135,000 and related accrued interest on the notes. Current assets available to meet those liabilities were only $5,736 .

To date the Company has met its capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For nine months ended September 30, 2000, the net gain was $68,877. However, that gain was represented entirely by the elimination of accounts payable and accrued expenses as a result of the bankruptcy described above. Actual cash requirements for the nine months, including capital expenditures of $8,979 were approximately $133,000. To cover most of these cash requirements, the Company received $16,667 in stock subscriptions and $16,667 for a note issued to the same investor, increased its bank borrowing by $90,000, drew down its cash by approximately $10,000 and allowed accounts payable and accrued expense to increase to cover the balance.

The Company's consolidated balance sheet was improved by the elimination of $455,149 in trade payables with the bankruptcy of First Brewery of Dallas, Inc., as those amounts were owed solely by the subsidiary. The bankruptcy does not affect the Company's debt service requirements, as all interest-bearing debt is owed by the parent company, and not the subsidiary.

Based on the interest-bearing indebtedness presently outstanding, the Company's annual debt service requirements without taking into account any payments of principal are approximately $16,700. Based on the effectiveness of the SB-2 registration statement for the Swartz private equity line as discussed above, the Company began to draw upon the private equity line during the early portion of the fourth quarter of 2000. The amount which the Company can draw down under this line is based upon the volume of trading in the Company's common stock. As a result, the amount which the Company can draw down may be limited so long as trading volume remains low. The Company presently intends to pay one-half of its interest-bearing debt during the first quarter of 2001, and the remainder of its interest-bearing debt during the second quarter of 2001, based on its sales projections and the availability of the Swartz private equity line. Notwithstanding the existence of the equity line of credit, holders of the Company's debt (most of whom are stockholders) are in a position to shut down the Company's operations should they determine to do so.

Plan of Operations

The opinions of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. Based upon its announcement of the $15,000,000.00 Swartz private equity line, an investor agreed to purchase 71,429 shares of common stock at $.70 per share for a total of $50,000, and to lend the Company an additional $50,000. In addition, the Company has borrowed $90,000 in lieu of drawing upon the Swartz Private Equity line, and has used those funds to hire key management staff, who are implementing the Company's business plan for the development of 1) corporate organization, 2) strategic alliances within the computer gaming industry, 3) advertising and promotional materials, 4) an up-graded website, 5) distribution agreements, 6) the Company's industry and trade show presence, and 7) further development and improvement of the Company's `Net GameLinkTM product. Due to limited financing until being able to fully draw upon the Swartz private equity line, the Company's marketing efforts were focused on two major trade shows in September, the Amusement and Music Operators Association convention in Las Vegas and the Cyberathlete Professional League FRAG4 tournament in Dallas, as well as on orders for high-profile strategic sales to industry leaders such as Malibu SpeedZone and Main Event.

The Company began to receive limited revenues from operation of its present beta-test system at J. Gilligan's during the early portion of the third quarter of 2000. However, these revenues are not expected to be sufficient to carry out any substantial advertising and marketing. Based upon the interim capital obtained in June of 2000, and additional corporate borrowings of $90,000, the Company has moved forward with implementation of its marketing plan as discussed in the preceding paragraph; however, the Company will be unable to carry out substantial advertising and marketing until the Swartz private equity line becomes fully available to the Company during the fourth quarter of 2000, and until the Company begins to receive significant revenue from the sale of its 'Net GameLink(TM) systems, which revenue is expected to begin in material amounts during the first quarter of 2001.

The Company will in the future need to hire a qualified chief operating officer, and there is no assurance that it will be able to obtain one. During the second and third quarters of 2000, the Company retained a director of sales, a director of marketing, a director of production, and a gaming technical adviser. The Company is currently negotiating commissioned sales agreements and distribution agreements. The Company does not presently intend to hire other salaried key management personnel during the next 12 months, although additional employees may become necessary. All of the employees mentioned above, along with the Company's director of technical services, are presently being compensated at market rates. However, the Company's senior management (CEO, president, vice president, and secretary) are serving without compensation, and the Company expects this will continue to be the case indefinitely until the Company's interest-bearing debt has been substantially reduced.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
-----------

27    Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GAMECOM, INC.
                                    (Registrant)

Date: November 14, 2000


                                     /s/ L. Kelly Jones
                                     -------------------------------------------
                                     L. Kelly Jones
                                     Chief Executive Officer and Chief Financial
                                     Officer