Form 10KSB
period 2000-12-31
GAMECOM INC
filed 2001-04-02
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-28381

                                  GAMECOM, INC.
             (Exact name of Registrant as specified in its Charter)

               Texas                                      93-1207631
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    440 North Center, Arlington, TX                         76011
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

                     Common Stock, par value $.005 per share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |_| NO |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2001 was approximately $2,030,442.

The number of shares of Registrant's Common Stock outstanding on December 31, 2000 was 13,168,382.

              Revenue for the most recent fiscal year was $410.00.

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

In December of 1997, GameCom acquired all rights to 'Net GameLink(TM) , an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. Since closing its microbrewery operations GameCom has been devoting substantially all of its efforts to implementing the 'Net GameLink(TM) product and its operations have been limited to development, construction and beta-testing of the initial 'Net GameLink(TM) prototype system at J. Gilligan's Bar and Grill in Arlington, Texas.

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

The Company intends to provide its interactive electronic gaming service through a combination of Company-owned centers and through third parties such as social bars, which will purchase the system on the basis of a fixed initial fee and a continuing royalty. In addition, the Company expects revenue to be generated through the sale of advertising to companies who wish to reach the Company's demographic market. The Company anticipates that the cost of a system to third parties will be in the range of $5,500 to $6,500 per kiosk, including the server for each location. The Company anticipates a royalty based on the amount spent by patrons to actually play on the system equal to 15% of revenues and a royalty on the advertising generated by the system at each location equal to 50% of the advertising revenue paid to the operator.

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

MARKETING

Until such time as the Company is in a position to raise significant amounts of additional capital, its capacity for producing 'Net GameLink(TM) systems will be severely limited, and its marketing efforts will be consistent with its production capacity. Initial marketing efforts have consisted of follow-ups by the Company's vice-president of operations directed toward leads obtained at industry tradeshows, such as the Amusement and Music Operators Association Convention held in September of 2000 in Las Vegas, and the International Association of Amusement Parks & Attractions held in November of 2000 in Atlanta. The Company has produced a promotional video of the system for distribution to potential customers, and also promotes the system by means of live streaming video on the Company's website, showing actual real-time use of the Company's system by patrons at J. Gilligan's. The Company is presently negotiating distribution agreements, and the Company's system has been featured in Kiosk Business magazine, a magazine catering to the kiosk industry. The Company intends to add additional marketing staff as required.

EMPLOYEES

At December 31, 2000 the Company employed 6 people. The Company considers relations with its employees to be satisfactory.

TRADEMARKS

The Company has filed for federal registration of its "'Net GameLink(TM)" and "The Internet Just Met Its Match" trademarks, and a patent application is pending for its network-enabled gaming kiosk. There can be no assurance that a patent will issue on this application, or that if the patent is issued it will be sufficiently broad to provide meaningful protection.

Item 2. Description of Property

The Company's executive offices are located in Arlington, Texas, at the offices of Jones & Cannon, P.C. See "Certain Relationships and Related Transactions." Jones & Cannon, P.C. began charging the Company $1,500 per month for its office space on June 15, 2000, but to date that charge has not been paid. There is no assurance that these offices will remain sufficient for the Company's use, or that the nature of this relationship will continue.

Item 3. Legal Proceedings

In January, 1999, the Company brought suit in the 141st District Court of Tarrant County, Texas, against Robert Elton Bragg, III, the Company's former president. In the suit, the Company claims that Mr. Bragg, while president of the Company, misappropriated funds by paying himself consulting fees although no meaningful services were performed for the Company, and that he threatened, without justification, to attempt to rescind the March 1997 stock-for-stock transaction in which the Company acquired the brewpub/microbrewery operation from First Brewery of Dallas, Inc. In the suit, the Company is asking for 1) a declaratory judgment that the March, 1997 agreement is a valid and binding agreement, 2) an injunction to prevent Bragg from selling his shares in the Company, and 3) damages for misappropriation of the Company's funds. As permitted under Texas law, the Company has not specified in its petition the amount of damages the Company wants from Mr. Bragg. On May 18, 2000, Bragg counterclaimed against the Company and filed a third-party suit against L. Kelly Jones, the Company's chief executive officer. In his counterclaim, Bragg claims that 1) Jones made false representations in connection with the stock-for-stock transaction in March of 1997 between the shareholders of the former First Brewery of Dallas, Inc. and the Company, 2) that Jones breached his fiduciary duties to the Company's shareholders, and 3) that the Company failed to pay Bragg for services he claims he rendered to the Company. The Company believes the counterclaim and third-party action are groundless and are brought in bad faith. The Company has vigorously defended the claims, and is asking for sanctions against Bragg's attorney for bringing the groundless causes of action. The case is currently in pre-trial discovery.

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
                                                        BID PRICES
YEAR        PERIOD                               HIGH                   LOW
1998        First Quarter                        1.25                  0.25
            Second Quarter                       2.25                  0.25
            Third Quarter                        0.50                  0.25
            Fourth Quarter                      0.875                 0.375
1999        First Quarter                      0.6875               0.09375
            Second Quarter                     1.0313                  0.26
            Third Quarter                      1.2188                  0.09
            Fourth Quarter                       0.70                 0.065
2000        First Quarter                        1.38                   .27
            Second Quarter                       1.13                   .31
            Third Quarter                         .63                   .31
            Fourth Quarter                        .47                   .15

As of March 23, 2001 the reported bid price for the Company's common stock was $0.21 per share.

SHAREHOLDERS

As of March 23, 2001, the Company had 13,583,256 shares of Common Stock outstanding held by 91 shareholders of record.

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

In January, 1999, the Company terminated its brewpub/microbrewery restaurant operations. Future revenues and profits will depend upon various factors, including market acceptance of 'Net GameLink(TM) , and general economic conditions. The Company's present sole source of revenue is the future sale of 'Net GameLink(TM) systems and from associated royalties. The Company has to date received only nominal revenue from its beta-test system installed at J. Gilligan's in Arlington.

On January 10, 2001, the Company executed a letter of intent to acquire Virtual Technologies, Inc. d/b/a Global VR, in a stock-for-stock transaction under which Global VR's shareholders would acquire a controlling interest in the Company. The acquisition would provide the Company with a wider array of products within the Company's industry, an experienced management team, an existing revenue stream, and established distribution channels. The Company expects a definitive contract to be executed shortly. However, there can be no assurance that the contract will in fact be executed, or that the acquisition will in fact be consummated, as the transaction is contingent upon the Company's approval of a pending financial audit of Global VR, and approval of the transaction by the shareholders of both the Company and Global VR. Upon completion of the audit, a proxy statement will be prepared and filed with the Securities and Exchange Commission, and subsequently submitted to the companies' shareholders. It is expected that the proxy statement will be forwarded to the shareholders in June or July of 2001, but there is no assurance that this timetable will hold.

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

Results of Operations.

Fiscal year ended December 31, 2000 compared to fiscal year ended December 31, 1999.

The fiscal year ended December 31, 1999 reflects a redirection of the Company's efforts from its discontinued brewpub business to the development of its 'Net GameLink(TM) System. For the fiscal year ended December 31, 1999 the Company had essentially no revenues. For the fiscal year ended December 31, 2000 the Company received only nominal revenues as a result late in the year of beginning to charge royalties for the Company's testing system installed at J. Gilligan's. Administrative costs of $396,835 for the fiscal year ended December 31, 2000 compared to $409,999 for the fiscal year ended December 31, 1998 reflect primarily additional costs incurred during 1999 in connection with registration of the Company's securities under the Securities and Exchange Act of 1934. The increase in interest charges from $16,065 for the fiscal year ended December 31, 1999 to $29,399 for the fiscal year ended December 31, 2000 reflects an increase in the level of the Company's bank borrowings from $20,000 as of December 31, 1999 to $215,000 as of December 31, 2000. These bank borrowings were guaranteed by officers and directors of the Company, who received common stock in payment for their guarantees. The value of such common stock ($55,200 for the year ended December 31, 1999 and $198,695 for the year ended December 31, 2000) is shown as finance charges for the applicable periods. The increase in depreciation and amortization from $5,356 in the year ended December 31, 1999 to $20,896 in the year ended December 31, 2000 is a result of increased investment in computer equipment. During the year ended December 31, 2000 the Company eliminated $455,149 in debt from its consolidated balance sheet (consisting primarily of trade payables) as a result of placing its First Brewery of Dallas, Inc. subsidiary into voluntary liquidation under Chapter 7 of the Bankruptcy Act.

Connect Computer Group, Inc., the firm which has been largely responsible for development of the Company's kiosk and computer systems ("Connect Computer"), performed its development work on the basis of an oral understanding or "gentleman's agreement" with the Company's Chief Executive Officer that if the Company is successful in marketing the product Connect Computer would be issued a significant equity position in the Company. On February 1, 2001, the Company satisfied this obligation by issuing 75,000 shares of its common stock to Connect Computer.

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

Liquidity and Capital Resources. As of December 31, 2000 the Company's liquidity position was extremely precarious. The Company had current liabilities of $1,049,145 , including $361,617 and in trade payables, most of which were overdue, short-term notes payable of $410,500, all of which were either demand indebtedness or were payable at an earlier date and were in default, and related accrued interest on the notes. Current assets available to meet those liabilities were only $6,135.

On June 5, 2000, the Company announced that it had entered into a subscription agreement for up to a $15,000,000.00 sale of common stock and warrants under a private equity line contract with Swartz Private Equity, L.L.C. ("Swartz"), an institutional private equity fund. This financing allows the Company to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions. The pricing of each common stock sale is based upon current market prices at the time of each draw, and the Company may set a floor price for the shares each month at the Company's discretion. The Company's SB-2 registration statement for the Swartz private equity line became effective with the Securities and Exchange Commission on August 10, 2000. The Company made its first draw on the Swartz equity line during the month of October, 2000.

However, it has not made any draws under that line since January of 2001, because the price and volume of trading in the Company's shares has been too low to make that source of financing attractive.

To date the Company has met its capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For the fiscal year ended December 31, 2000, the net loss from operations was $190,266. After taking account of the non-cash items included in that loss, the Company's cash requirements were $300,297 for operating activities and $18,979 for capital expenditures, or a total of $319,276. To cover most of these cash requirements, the Company issued additional shares of its common stock to investors for approximately $65,000, increased its bank borrowings by $215,000 and borrowed an additional $30,000 from stockholders. The remaining cash requirement was met by drawing down cash on hand.

Plan of Operations

The opinions of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. Until such time as the Company is able to draw upon the Swartz equity line in a significant manner or obtain additional financing, it plans to limit its operations by conducting marketing efforts primarily on the basis of person-to-person contact with those who have previously expressed an interest in its system and limiting expansion of its operations to delivery of systems as permitted by internally-generated cash flow. This may require that the Company accept orders for new systems only on the basis of a down payment sufficient to cover the costs of manufacture of the system, which may in turn make it difficult to market additional systems. Further, the expression of uncertainty as to the Company's ability to continue as a going concern may itself adversely affect the Company's liquidity and cash flow, since vendors who might otherwise have been willing to extend credit may instead insist upon pre-payment or payment on a C.O.D basis.

The Company began to receive limited revenues from operation of its present beta-test system at J. Gilligan's during the early portion of the third quarter of 2000. However, these revenues are not expected to be sufficient to carry out any substantial advertising and marketing. Based upon the interim capital obtained in June of 2000, and additional corporate borrowings, the Company has moved forward with implementation of its marketing plan as discussed in the preceding paragraph; however, the Company will be unable to carry out substantial advertising and marketing until the Swartz private equity line becomes available to the Company in significant amounts through increases in the price and/or volume of trading in its shares, and until the Company begins to receive significant revenue from the sale of its 'Net GameLink(TM) systems, which revenue is expected to begin in material amounts during the second quarter of 2001.

The Company will need to hire a qualified chief operating officer. Although the Global VR acquisition would bring the Company an experienced management team, there is no assurance that the Global VR acquisition will be consummated. During the second and third quarters of 2000, the Company retained a director of sales, a director of marketing, a director of production, and a gaming technical adviser. The Company is currently negotiating commissioned sales agreements and distribution agreements. The Company does not presently intend to hire other salaried key management personnel during the next 12 months, although additional employees may become necessary. All of the employees mentioned above, along with the Company's director of technical services, are presently being compensated at market rates. However, the

Company's senior management (CEO, president, vice president, and secretary) are serving without compensation, and the Company expects this will continue to be the case indefinitely until the Company's interest-bearing debt has been substantially reduced. If the Company is not able to raise the necessary funds to expand sales beyond those that may be generated by person-to-person contact, it will be forced to terminate its operations entirely.

Item 7. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Financial Statements of GameCom, Inc. and subsidiary:

Consolidated statement of Financial Condition as of
    December 31, 2000.........................................................1

 Consolidated Statements of Operations for the years
  ended December 31, 2000 and 1999 ...........................................2

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 2000 and 1999..............................3

 Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999..................................................4

 Notes to Consolidated Financial Statements...................................5

                          INDEPENDENT AUDITORS REPORTS

                                Thomas O. Bailey

                               and Associates, PC

                          Certified Public Accountants

                    Report of Independent Public Accountants

To the Shareholders of GameCom, Inc.

We have audited the accompanying balance sheet of GameCom, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of GameCom, Inc. as of December 31, 2000, and 1999 and the results of its operations and cash flows in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2000, the Company incurred a net loss of $199,266 and a loss of $361,880 for the year ended December 31, 1999. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations, to restructure it's financing arrangements, and to continue it's present short-term financing, or obtain alternative financing as required. It is not possible to predict the outcome of future operations or whether the necessary alternative financing may be arranged, if needed. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas O. Bailey and Associates, P.C.

Dallas, Texas
March 30, 2001

                                  GAMECOM, INC.
                   (Fomerly The Schooner Brewery Incorporated)
                           Consolidated Balance Sheet
                     December 31, 2000 and December 31, 1999

                                                            December 31
                                                    ---------------------------
                                                       2000             1999
                                                    -----------     -----------
                             ASSETS

Current assets
 Cash                                               $     6,135     $    15,564
 Accounts receivable                                         --             180
                                                    -----------     -----------
   Total current assets                                   6,135          15,744

Property and equipment
 Equipment, furniture and fixtures                      113,464          94,485
 Accumulated depreciation                               (28,828)         (7,932)
                                                    -----------     -----------
   Net property and equipment                            84,636          86,553
                                                    -----------     -----------

Other assets                                                 --           8,989
                                                    -----------     -----------
   Total assets                                     $    90,771     $   111,286
                                                    -----------     ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Trade payables                                     $   361,617     $   728,849
 Accrued interest                                        62,028          49,839
 Notes payable to shareholders                          410,500         380,500
 Short-term notes payable to bank                       215,000              --
                                                    -----------     -----------
    Total current liabilities                         1,049,145       1,159,188

Redeemable common stock
 Common stock to redeem, 1,505,399 shares
  at par $.005                                            3,891           7,527

Shareholders' equity
 Capital stock 50,000,000 shares authorized
  par value $.005; 10,041,751
  issued and outstanding,                                61,951          51,583
 Paid-in capital                                      1,503,521       1,230,459
 Retained earnings                                   (2,527,737)     (2,337,471)
                                                    -----------     -----------
   Total shareholders' equity                          (962,265)     (1,055,429)
                                                    -----------     -----------
   Total liabilities and shareholder equity         $    90,771     $   111,286
                                                    ===========     ===========

    The accompanying notes are an integral part of this financial statement.

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statement of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                          December 31
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
Revenues
 Restaurant  sales                                         --             5,431
 Game royalties                                           410                --
                                                 ------------      ------------
   Total revenues                                         410             5,431

Cost of sales
 Salaries and labor                                        --            24,472
                                                 ------------      ------------
  Total cost of sales                                      --            24,472
                                                 ------------      ------------
  Gross profit                                            410           (19,041)

General and administrative expense
 Administrative cost                                  396,835           409,999
 Interest                                              29,399            16,065
 Financing charges                                    198,695            55,200
 Depreciation and amortization                         20,896             5,356
 Gain on sale of assets                                                (143,781)
                                                                   ------------
                                                      645,825           342,839
                                                 ------------      ------------

Loss before extraordinary item                        645,825      $   (361,880)
                                                 ------------      ------------

Extraordinary item:
 Gain from extinguishment of debt                     455,149                --
                                                 ------------      ------------

Net gain/(loss)                                  $   (190,266)     $   (361,880)
                                                 ============      ============

Per share amounts:

Net loss per share                               $     (0.015)     $     (0.033)
                                                 ============      ============

Average outstanding shares                         12,328,360        10,838,550
                                                 ============      ============

    The accompanying notes are an integral part of this financial statement.

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                 Consolidated Statement of Stockholders' Equity
        For the Periods From December 31, 1998 through December 31, 2000

                                                               Shares of                  Additional                      Total
                                                                Common         Common       Paid-in      Accumulated   Stockholders'
                                                                 Stock         Stock        Capital        Deficit        Equity
                                                              -----------   -----------   -----------    -----------   -----------
Balance December 31, 1998                                       8,282,703   $    41,413   $   989,179    $(1,975,591)  $  (944,999)
                                                              -----------   -----------   -----------    -----------   -----------
Stock issued as incentive for loans                               240,000         1,200        54,000             --        55,200

Stock issued in compensation for services                         125,000           625         4,375             --         5,000

Sales of stock                                                  1,369,048         6,845       128,155             --       135,000

Contribution of capital for services                                   --            --        18,750             --        18,750

Exercise of stock options                                         300,000         1,500        36,000             --        37,500

Loss for the year ended December 31, 1999                              --            --            --       (361,880)     (361,880)
                                                              -----------   -----------   -----------    -----------   -----------
Balance December 31, 1999                                      10,316,751   $    51,583   $ 1,230,459    $(2,337,471)  $(1,055,429)
                                                              ===========   ===========   ===========    ===========   ===========

Stock issued as incentive for loans                             1,133,967         5,671       193,025             --       198,696

Stock issued in compensation of services and interest              84,571           423        15,828             --        16,251

Sales of stock                                                    127,694           638        64,209             --        64,847

Expiration of redeemable shares                                   727,108         3,636            --             --         3,636

Loss for the year ended December 31, 2000                              --            --            --       (190,266)     (190,266)
                                                              -----------   -----------   -----------    -----------   -----------
                                                               12,390,091   $    61,951   $ 1,503,521    $(2,527,737)  $  (962,265)
                                                              ===========   ===========   ===========    ===========   ===========

    The accompanying notes are an integral part of this financial statement.

                                  GAMECOM, INC.
                  (Formerly The Schooner Brewery Incorporated)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999

                                                              December 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------

Cash flows from operating activities
Net loss                                                 $(190,266)   $(361,880)

 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                           20,896        5,356
Gain on sale of assets                                          --     (143,781)
Services and fees paid with stock                           16,251       23,750
Financing fees                                             198,696       55,200
Stock options issued as compensation                            --           --
     (Increase) decrease in:
        Accounts receivable-trade                              180        1,367
        Prepaid and other assets                             8,989        3,044
     Increase (decrease) in:
        Accounts payable and accrued expense              (355,043)     247,530
                                                         ---------    ---------
    Net cash provided by operating activities             (300,297)    (169,414)

Cash flows from investing activities
     Capital expenditures                                  (18,979)     (41,237)
                                                         ---------    ---------
   Net cash used by investing activities                   (18,979)     (41,237)

Cash flow from financing  activities
    Increase in capital stock and paid-in capital           64,847      135,000
    Short-term notes payable                               245,000       85,547
                                                         ---------    ---------
   Net cash provided by financing activities               309,847      220,547

Net increase in cash and cash equivalents                   (9,429)       9,896
                                                         ---------
Cash and cash equivalents beginning of period               15,564        5,666
                                                         ---------    ---------
Cash and cash equivalents end of period                  $   6,135    $  15,562
                                                         =========    =========

Interest paid during the period                          $   7,899    $   9,040
                                                         =========    =========
Income taxes paid during the year                        $      --    $      --
                                                         =========    =========

    The accompanying notes are an integral part of this financial statement.

                                  GameCom, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

GameCom, Inc.(the Company) conducts business in the interactive on-line internet gaming industry. The Company formerly operated, through its wholly owned subsidiary, a restaurant and brewpub. That business has been discontinued.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the parent company, GameCom, Inc. (the "Company") and its subsidiary after elimination of significant intercompany accounts and transactions.

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

Earnings Per Share

Primary earnings per share amounts are computed based upon the weighted average number of shares actually outstanding. The number of shares used in the computation was 12,328,360 and 10,838,550 for December 31, 2000 and 1999 respectively.

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Equipment and Depreciation

Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Gains and losses on disposition of property and equipment are reflected in income. Depreciation is computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets which is three to five years.

Revenue Recognition and Accounts Receivable

Sales are made for cash or they are charged to credit cards. The credit card sales are recorded as accounts receivable and collected within the following two-week period. Revenues are recognized at the point sales are made.

Common Stock Issued for Services

The Company has in the past issued stock for service of non-employees on a negotiated basis where the value of the services is recorded and stock issued based upon the agreed number of shares issued for the value of the services performed. The measurement date for determining such value is the date an agreement is reached for issuance of the shares.

Common Stock Issued as Incentive for Loans

From time to time the Company has obtained non-interest bearing loans or gurantees of bank loans from individuals. As incentive for these loans the Company issued some of its common stock and recorded as expense the price of the stock based upon the restricted provisions of the stock. These issuance were as follows:

                                                          Market Value
       Date         Amount Lent       Shares Issued        of Shares
       ----         -----------       -------------        ---------
       1998          $173,000            613,000           $153,000
       1999          $ 88,500            240,000           $ 55,200
       2000          $215,000          1,133,967           $198,696

NOTE 2 GOING CONCERN

As shown in the accompanying financial statements the Company has incurred losses from operations and has a deficit working capital. The Company's current net operating revenues are not sufficient to provide adequate cash flow required to pay all of the Company's administrative expenses. For this reason the Company must rely on short-term borrowing and equity financing. The Company's subsidiary ceased operations of its business on January 10, 1999 the effect of which eliminated sources of cash flow from operations. Because the subsidiary was generating negative cash flow Management closed those operations to mitigate further deterioration. Until the new operations increase the Company must rely on public and private funding to meet any of its cash flow requirements. Management has begun a new line of business. On June 5, 2000, the Company announced that it had entered into a subscription agreement for up to a $15,000,000.00 sale of common stock and warrants under a private equity line contract with Swartz Private Equity, L.L.C. ("Swartz"), an institutional private equity fund. This financing allows the Company to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions. The pricing of each common stock sale is based upon current market prices at the time of each draw, and the Company may set a floor price for the shares each month at the Company's discretion. The Company's SB-2 registration statement for the Swartz private equity line was filed on July 12, 2000, and became effective with the Securities and Exchange Commission on August 10, 2000. The Company made its first draw on the Swartz equity line during the month of October, 2000.

NOTE 3 NOTES PAYABLE

Notes payable at December 31, 2000 consisted of the following:

Note payable to bank due December 21, 2001 with interest at 9.5%        $ 50,000
Note payable to bank due May 6, 2001 with interest at 9.5%                30,000
Note payable to bank due March 20, 2001 with interest at 10.5%            25,000
Note payable to bank due October 14, 2001 with interest at 9.0%           25,000
Note payable to bank due May 15, 2001 with interest at 10.5%              25,000
Note payable to bank due March 11, 2001 with interest at 9.5%             60,000
                                                                        --------
    Due to banks                                                        $215,000

Note payable to stockholder due on demand with interest at 8%           $ 20,000
Note payable to stockholder due on demand with interest at 8%             15,000
Notes payable to stockholders due June 10, 1998, interest at 12%         100,000
Notes payable to stockholders due from August 1 through
       December 2, 1998 with no interest                                 162,000
Notes payable to stockholders due in February and March 1999
     Without interest                                                     63,500
Note payable to stockholder with installments due through
     February 2000                                                        50,000
                                                                        --------
   Due to stockholders                                                  $410,000

All notes due to stockholders were in default as of December 31, 2000. Notes payable to stockholders in the amount of $100,000 were issued by the Company in increments of $10,000 having a maturity date of May 10, 1998. The holder of each of these Convertible Promissory Notes has a non-assignable option to purchase 7,500 shares of Common Stock at par value. Alternately, each holder has the right to convert their Convertible Promissory Note to equity in the form of 12,500 shares of Common Stock. None of the notes have been converted.

Of the $235,000 notes payable without interest as described above, $103,500 in principal amount provides for a per diem issuance of common stock as penalty for late payments. As of December 31, 2000, the per diem issuance would be in excess of 5,800,000 shares of the Company's common stock. The Company has received an opinion from counsel that the penalty provisions are unenforceable as illegal usury under applicable Texas law. However, there has not been any litigation between the Company and the holder of the note as to this issue, and in the absence of a court decision directly applicable to the parties, there remains at least some risk that the opinion of counsel could be wrong. Should the holder of the note prevail in any such litigation, the shares issuable under the penalty provisions would result in this holder's becoming the Company's largest single shareholder. Further, depending upon how long it took to resolve the issue, an adverse decision could result in such holder's becoming a controlling shareholder of the Company. According to legal counsel there is no likelihood of a sustainable assessment of the per diem late penalty. Therefore, in accordance with SFAS No. 5, no provision for such charges has been provided.

NOTE 4 STOCKHOLDERS' EQUITY

Common Stock

The Company's authorized number of Common Shares that can be issued is 50,000,000 shares with a par value of $.005. The number of shares outstanding at December 31, 2000 and 1999 was 12,390,091 and 10,316,600 respectively. There were common shares redeemable at December 31, 2000 and 1999 in the total share amounts of 778,291in the amount of $3,891 and 1,505,399 shares and the total amount of $7,527 respectively. The Company's board of directors adopted a resolution on December 12, 1997 to redeem 1,505,399 shares of the Common Stock from certain shareholders to be redeemed from the proceeds of a subsequent stock offering no later than March 31, 1998. At December 31, 2000 none of the stock has been redeemed.

Redeemable Common Stock

In December 1997, the ten former shareholders of First Brewery of Dallas, Inc., acquired by the Company in April, 1997, collectively agreed with the Company's Board of Directors that a dilution of their collective equity interest was in the best interest of the Company. Therefore, the Company adopted a resolution on December 12, 1997 to redeem 1,505,399 shares of the Common Stock from the ten shareholders, at par value, $.005, with the consideration for such redemption to be paid pro rata to such shareholders no later that March 31, 1998, presumably out of the proceeds of a future equity offering. On February 3, 2000, the Company adopted a resolution releasing 727,108 shares from the redemption, leaving 778,291 to be redeemed. None of the shares have been redeemed but can be redeemed at the shareholders' option. The total number of shares and the redemption liability is reflected in the balance sheet under, "Redeemable Common Stock."

NOTE 5 INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for accounting for income taxes. Deferred income taxes arise from temporary differences between financial and tax basis of certain assets and liabilities. A valuation allowance has been established in the amount of $365,000 It is not likely that the allowance will be realized consequently the allowance has been fully reserved. The Company's net operating loss carryforward is $2,284,000.

NOTE 6 LEASES

The Company leased its restaurant space under a lease agreement, which expired October 1, 1999. During the year ended December 31, 2000, the Company surrendered $10,673 of deposits under the lease agreement. Currently the Company rents office space on a month to month basis at $1,500 per month from a firm associated with the Chief Executive Officer. To date no payments have been made.

NOTE 7 OFFICER AND DIRECTOR COMPENSATION

No director receives or has received any compensation from the Company for service as a member of the Board of Directors. None of the officers have received any compensation for service from the Company. However, based on the time spent by one officer expense was recorded based on the estimated compensation and that amount was credited to paid-in captial as a contribution to capital.

NOTE 8 RELATED PARTY TRANSACTIONS

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

In addition the Company rents office space from a firm associated with the Chief Executive Officer, see Note 6 above.

NOTE 9 STOCK OPTION PLANS

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

Messrs. Poynter and Aleckner each hold an option for 333,000 shares in the Company's Common Stock.These options, incentive in nature, provide that Messrs. Poynter and Aleckner may purchaser (i) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $1.50 per share, (ii) 111,000 shares at par value subject to the condition precedent that the Company's shares are trading at $3.00 per share, and (iii) the balance of 111,000 shares at par value subject to the condition precedent that the Company's shares are publicly trading at $4.50 per share. These incentive stock options were granted to Messrs. Poynter and Aleckner by the Company's board of directors (Messrs.Poynter and Aleckner abstaining on the grant of their stock option) on December 14, 1998. Outstanding options were 1,499,000 and 750,000 respectively at December 31 1998 and 1997. Accounting for the measurement date of these options occurs when the various stock prices are realized.

Stock Based compensation Plan

The Company has one stock-based compensation plan as noted below. With regard to its stock option plan, the Company applies APB No. 25 in accounting for such plans and accordingly no compensation cost has been recognized. Had compensation expense been determined based on fair value at the grant date for stock options consistent with SFAS No. 123 the Company's net income and net income per common share would not have changed for 1998 because no grants were made in 1998. On December 12, 1997, by unanimous consent of the Board of Directors, restricted options to purchase 50,000 shares of the Company's common stock were issued to certain key personnel of the Company at an exercise price of $.005 per share conditioned upon the continued employment of the employee the share price at the measurement date, December 12, 1997 was $.125 based on the restricted nature of the stock. The Company recorded compensation expense in the amount of $6,250 in their revised 1997 financial statements. The shares are non-transferable and may be redeemed at $.005 per share by the Company in the event the holder shall cease for any reason to be employed by the Company.

                                                         2000            1999
                                                      ----------      ----------

Options beginning of year                              1,199,000       1,499,000

Number of options granted                                     --              --
                                                      ----------      ----------

Options exercised during year                                 --         300,000

Options forfeited during year                                 --              --
                                                      ----------      ----------

Options outstanding end of year                        1,199,000       1,199,000
                                                      ==========      ==========

Options exercisable at end of year                            --              --
                                                      ==========      ==========

Weighted average exercise price per
 share outstanding and exercisable                    $     .005      $     .005
                                                      ==========      ==========

Weighted average grant date fair value                $       --      $       --
                                                      ==========      ==========

- --------------------------------------------------------------------------------

Had compensation expense been determined based on the fair value at the grant dates for the stock option grants consistent with the method of SFAS No.123, the Company's net income per common share would have been reduced to the pro forma amounts indicated below:

                                       2000             1999             1998
                                    ----------       ----------       ----------
Net loss:
  As reported                       $  190,266       $  361,880       $1,203,643
  Pro forma                         $  190,266       $  361,880       $1,203,643
Net loss per common share:
  As reported                       $     .015       $     .033       $     .143
  Pro forma                         $     .015       $     .033       $     .143

Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions; expected volatility computed using as of the date of the Grant the prior years average of the Common Stock which averaged 5%; expected dividend yield of 0%; expected option term of two years and risk free rate of 6%. The Company believes that there is no significant income tax effect.

NOTE 10 LEGAL PROCEEDINGS

The Company's legal counsel advises that there is no pending significant legal proceedings or action concerning the Company.

NOTE 11 SUBSEQUENT EVENTS

On January 10, 2001, the Company executed a letter of intent to acquire Virtual Technologies, Inc. d/b/a Global VR, in a stock-for-stock transaction under which Global VR's shareholders would acquire a controlling interest in the Company. The acquisition would provide the Company with a wider array of products within the Company's industry, an experienced management team, an existing income stream, and established distribution channels. The Company expects a definitive contract to be executed shortly. However, there can be no assurance that the contract will in fact be executed, or that the acquisition will in fact be consummated, as the transaction is contingent upon the Company's approval of a pending financial audit of Global VR, and approval of the transaction by the shareholders of both the Company and Global VR. Upon completion of the audit, a proxy statement will be prepared and filed with the Securities and Exchange Commission, and subsequently submitted to the companies' shareholders. It is expected that the proxy statement will be forwarded to the shareholders in June or July of 2001, but there is no assurance that this timetable will hold.

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

                                                                                            Date became director
Name                             Age       Positions                                        or executive officer
- ----                             ---       ---------                                        --------------------
L. Kelly Jones                   47        Chief Executive Officer and Chairman of the      March 26, 1997
                                           Board of Directors
John F. Aleckner, Jr.            55        President and Director                           March 26, 1997
W. James Poynter                 45        Vice-President and Director                      March 26, 1997
Kimberly Biggs                   34        Secretary and Treasurer                          March 26, 1997

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

John F. Aleckner, Jr. is a private investor. He was elected President of the Company as of December 14, 1999. From 1983 to 1989 Mr. Aleckner was vice-president and a shareholder of Research Polymers International Corporation, a compounder of specialty plastic materials which was acquired by another Company in 1987. From 1984 to 1998, he was vice-president of marketing and sales and a principal shareholder in UVTEC, Inc., a marketer of specialty plastic compounds which was, prior to the sale of Research Polymers, affiliated through common stock ownership with Research Polymers, and which acted as a broker in connection with purchases by Research Polymers and other companies. From 1971 to 1983 he was employed by Ciba-Geigy Corporation in various sales capacities. He holds a B.S. in chemistry from Case Institute of Technology

W. James Poynter has been engaged in the real estate brokerage and construction business since 1979. He is the president of Tenant Realty Advisors, Inc., a subsidiary of the Poynter Scifres Company group. Tenant Realty Advisors, Inc. is a national tenant representation firm, representing office tenants in securing new office locations throughout the United States. He holds a B.A. from the University of Pennsylvania's Wharton School of Business

Kimberly Biggs has for the last 11 years been legal administrator of the Arlington law firm of Jones & Cannon (which provides legal services for the Company) as legal administrator, a position which she holds to this date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2000 or prior fiscal years.

On the dates indicated below, directors of the Company were issued shares in the amounts indicated below as compensation for guaranteeing or making loans to the Company. Reports of these transactions on Form 5 were not timely filed, but have been filed as of the date of this report. In addition, on March 15, 2000 and June 16, 2000, Mr. Poynter purchased 80,000 and 30,000, respectively, shares of the Company's common stock in the open market and did not file a timely report on Form 4. This transaction has also been reported as of the date of this report.

Date                      Recipient                             Number of shares
- ----                      ---------                             ----------------
1/5/00                    L. Kelly Jones                                 100,000
4/5/00                    L. Kelly Jones                                  88,968
6/23/00                   L. Kelly Jones                                 136,364
9/12/00                   L. Kelly Jones                                  90,999
9/12/00                   John T. Aleckner, Jr.                           90,999
9/12/00                   W. James Poynter                                90,999
10/24/00                  L. Kelly Jones                                  54,054
10/24/00                  John T. Aleckner, Jr.                           54,054
10/24/00                  W. James Poynter                                54,054
11/20/00                  L. Kelly Jones                                  60,976
12/20/00                  L. Kelly Jones                                 312,530

SIGNIFICANT EMPLOYEES

In addition to the officers and directors identified above, the following employees play a significant role in the Company's operations.

Steve Haag, age 41, serves as vice-president of operations for the Company. Prior to taking the position he was employed at Connect Computer Group, Inc., the firm which was largely responsible for the development of the Company's kiosk and computer systems.

Al Spivey, age 45, serves as director of production for the Company. Prior to taking the position, he was the owner of Premier Computers, Inc., a value-added reseller of premium computer components and software.

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

                                                                                                Restricted     Securities
                                                                               Other Annual       Stock        Underlying
Name and Principal Position            Year        Salary     Bonus            Compensation       Awards       Options/SARs
- ---------------------------            ----        ------     -----            ------------       ------       ------------
L. Kelly Jones, Chief Executive        2000          --         --                  --              --                  --
Officer and Chairman of the Board
of Directors
                                       1999          --         --                  --              --                  --
                                       1998          --         --                  --              --         833,000(1)
John F. Aleckner, Jr., President       2000          --         --                  --              --                  --
and Director
                                       1999          --         --                  --              --                  --
                                       1998          --         --                  --              --        333,000 (2)
W. James Poynter, Vice-President       2000          --         --                  --              --                  --
and Director
                                       1999          --         --                  --              --                  --
                                       1998          --         --                  --              --        333,000 (2)
Kimberly Biggs, Secretary and          2000          --         --                  --              --                  --
Treasurer
                                       1999          --         --                  --              --                  --
                                       1998          --         --                  --              --                  --

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 26, 2001, certain information with respect to the Company's equity securities believed by the Company to be owned of record or beneficially by (i) each Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Shareholders' Name and Address       Number of Shares Owned              Percent

L. Kelly Jones                                 2,521,873 (1)                18.6
440 North Center
Arlington, Texas 76011

Jim Poynter                                      992,613 (2)                 7.5
City Center Tower II
301 Commerce Street
Suite 1205
Fort Worth, Texas 76102

Kimberly Biggs                                    42,460 (3)                 0.3
2414 Green Willow Court
Arlington, Texas 76001

John Aleckner                                    492,453 (4)                 3.6
1901 Rockcliff Court
Arlington, Texas 76012

All Officers and Directors
As a Group (4 Persons)                         4,049,099 (1)(2)(3)(4)       30.7

(1) Excludes incentive conditional options to purchase 833,000 shares of Common Stock for $4,165.00, which are not exercisable within 60 days.

(2) Excludes incentive conditional option to purchase 333,000 shares of Common Stock for $1,665.00 which is not exercisable within 60 days. The Company is obligated to redeem 287,531 of these shares for a nominal amount, which would reduce Mr. Poynter's ownership to 4.4%.

(3) The Company is obligated to redeem 16,559 of these shares for a nominal amount, which would reduce Ms. Biggs's ownership to 0.19%.

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

In addition, there is a possibility, which management regards as remote, that the Company may be required to issue a substantial number of additional shares to the holder of one of its notes under the penalty provisions of that note. See
Item 8 - Convertible Promissory Notes/Promissory Notes. Since those shares would be issued for no additional consideration, any such issuance could cause significant dilution in the book value per share of shares presently outstanding.

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

Item 12. Certain Relationships and Related Transactions

Mr. Jones, the president of the Company, is also president of Jones & Cannon, a Texas professional corporation, which has provided legal services to the Company and which may continue to provide legal services to the Company in the future. The Company currently owes Jones & Cannon an amount in excess of $136,425 for legal services rendered. Jones & Cannon had also been providing the limited amount of office space required by the Company and certain clerical and other services required for the Company's operations without charge until June 5, 2000 under an oral agreement with Mr. Jones.

In December, 1997, the Company agreed to redeem at par value an aggregate of 1,505,399 shares of the Common Stock held by the ten former shareholders of First Brewery of Dallas, Inc., a company the Company had acquired in April, 1997. The aggregate redemption price was to have been $7,527.02. That redemption was to have occurred no later than March 31, 1998. However, the Company did not have sufficient funds to honor this commitment and is currently in default under the agreement. Messrs. Jones, Poynter, and Aleckner and Ms. Biggs were among those whose shares were to have been redeemed. In February, 2000, the Company and Messrs. Jones and Aleckner agreed that the shares that were to have been redeemed from those two individuals would not be redeemed. The Company anticipates that the remaining shares will be redeemed during the second quarter of 2001.

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

Dated April 2, 2001

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
- ---------                                -----                       ----

/s/ L. Kelly Jones
- -------------------------     Chief Executive Officer, Chief      April 2, 2001
L. Kelly Jones                Financial Officer and Director


/s/ John F. Aleckner, Jr.
- -------------------------     Director                            April 2, 2001
John F. Aleckner, Jr.


/s/ W. James Poynter
- -------------------------     Director                            April 2, 2001
W. James Poynter


- -------------------------