Form 10QSB
period 2001-03-31
GAMECOM INC
filed 2001-05-15
CIK 1085243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28381

                  Texas                                    93-1207631
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)                          76011
     440 North Center, Arlington, TX                       (Zip Code)
 (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,292,095 shares of the Company's Common Stock, $.005 par value, were outstanding as of May 10, 2001.

ITEM I - FINANCIAL STATEMENTS

                                  GAMECOM, INC.
                           Consolidated Balance Sheet
                           March 31, 2001 (Unaudited)

                                                                     March 31,
                                                                        2001
   ASSETS                                                           (Unaudited)
                                                                    -----------
Current assets
 Cash                                                               $     5,844

Property and equipment
 Equipment, furniture and fixtures                                      113,464
 Accumulated depreciation                                               (34,052)
                                                                    -----------
   Net property and equipment                                            79,412
                                                                    -----------

   Total assets                                                     $    85,256
                                                                    ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Trade payables                                                     $   387,617
 Accrued interest                                                        65,185
 Notes payable to shareholders                                          360,500
 Short-term notes payable to bank                                       275,000
                                                                    -----------
    Total current liabilities                                         1,088,302

Redeemable common stock
 Common stock to redeem, 778,291 shares
  at par $.005
                                                                          3,891

Shareholders' equity
 Capital stock 50,000,000 shares authorized
  par value $.005; 11,772,997 and 10,316,600
  issued and outstanding respectively                                    66,407
 Paid-in capital                                                      1,684,565
 Retained earnings                                                   (2,757,909)
                                                                    -----------
   Total shareholders' equity                                        (1,006,937)
                                                                    -----------
   Total liabilities and shareholder equity                         $    85,256
                                                                    ===========

     The accompanying notes are an integral part of this financial statement

                                  GAMECOM, INC.
                      Consolidated Statement of Operations
                 For the Quarters Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                    2001                2000
                                                -----------         -----------
Revenues
 Game royalties                                         113                  --

General and administrative expense
 Administrative cost                                150,505              65,113
 Interest                                            14,556               4,795
 Financing charges                                   60,000              17,500
 Depreciation and amortization                        5,224               7,027
                                                -----------         -----------
                                                    230,285              94,435
                                                -----------         -----------

Net loss                                           (230,172)            (94,435)
                                                ===========         ===========

Per share amounts:

Net loss per share                              $    (0.017)        $    (0.008)
                                                ===========         ===========

Average outstanding shares                       13,444,234          11,922,150
                                                ===========         ===========

     The accompanying notes are an integral part of this financial statement

                                  GAMECOM, INC.
                      Consolidated Statements of Cash Flows
                 For the Quarters Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                           2001            2000
                                                           ----            ----
Cash flows from operating activities
Net loss                                                $(230,172)      $ (94,435)

 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                           5,224           7,027
Financing fees                                             60,000          17,500
Stock issued as compensation                               50,500              --
     (Increase) decrease in:
        Prepaid and other assets                               --           8,989
     Increase (decrease) in:
        Accounts payable and accrued expense              (29,157)         49,293
                                                        ---------       ---------
    Net cash provided by operating activities             (85,291)        (11,626)

Cash flows from investing activities
     Capital expenditures                                      --          (1,512)
                                                        ---------       ---------
   Net cash used by investing activities                       --          (1,512)

Cash flow from financing  activities
    Short-term notes payable                               60,000              --
     Increase in capital stock and paid-in capital         25,000              --
                                                        ---------       ---------
   Net cash provided by financing activities               85,000              --

Net increase in cash and cash equivalents                    (291)        (13,138)
Cash and cash equivalents beginning of period               6,135          15,564
                                                        ---------       ---------
Cash and cash equivalents end of period                 $   5,844       $   2,426
                                                        =========       =========

Interest paid during the quarter                        $   3,400       $     431
                                                        =========       =========
Income taxes paid during the quarter                    $      --       $      --
                                                        =========       =========

     The accompanying notes are an integral part of this financial statement

                                  GAMECOM, INC.
                          Notes to Financial Statements
                 For the Quarters Ended March 31, 2001 and 2000

Note 1 Reference to Notes to Financial Statements dated December 31, 2000

The notes to the Financial Statements dated December 31, 2000 should be read in conjunction with these financial statements. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

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

Overview. The Company was capitalized in 1996 to develop, own, and operate theme brewpub/microbrewery restaurants. In July of 1997 the Company began operating, the former Hubcap Brewery & Kitchen in Dallas, Texas.

In January, 1999, the Company terminated its brewpub/microbrewery restaurant operations. Future revenues and profits will depend upon various factors, including market acceptance of 'Net GameLink(TM) and, assuming the acquisition of Ferris as described below is completed, on the success of Ferris's product lines and on general economic conditions. The Company's present sole source of revenue is the future sale of 'Net GameLink(TM) systems and from associated royalties. The Company has to date received only nominal revenue from its beta-test system installed at J. Gilligan's in Arlington.

On January 10, 2001, the Company executed a letter of intent to acquire Virtual Technologies, Inc. d/b/a Global VR, in a stock-for-stock transaction under which Global VR's shareholders would acquire controlling interest in the Company. No definitive contract was executed, and the letter of intent was terminated on April 6, 2001.

On April 18, 2001, the Company executed a letter of intent to acquire Ferris Productions, Inc., in a stock-for-stock transaction under which Ferris' shareholders would acquire controlling interest in the Company. The acquisition would provide the Company with a wider array of products within the Company's industry, an experienced management team, an existing revenue stream, and established distribution channels. A definitive contract between the Company and Ferris was executed on May 3, 2001. Both companies are presently in a due diligence phase; however, there can be no assurance that the acquisition will in fact be consummated, as the transaction is contingent upon the Company's approval of a pending financial audit of Ferris, and approval of the transaction by the shareholders of both the Company and Ferris. Upon completion of the audit, a proxy statement will be prepared and filed with the Securities and Exchange Commission, and subsequently submitted to the companies' shareholders. It is expected that the proxy statement will be forwarded to the shareholders in June of 2001, but there is no assurance that this timetable will hold.

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

Results of Operations.

Quarter ended March 31, 2001 compared to Quarter ended March 31, 2000.

For the quarter ended March 31, 2001 the Company received only nominal revenues as a result late in the year of beginning to charge royalties for the Company's testing system installed at J. Gilligan's. It had no revenue for the quarter ended March 31, 2000. Administrative costs of $150,505 for the quarter ended March 31, 2001 compared to $65,113 for the quarter ended March 31, 2000 reflect primarily additional costs incurred during 2001 in connection with due diligence investigation of Global VR and other activities relating to that proposed acquisition, which did not occur and fees paid in stock to consultants. The increase in interest charges from $4,795 for the quarter ended March 31, 2000 to $14,556 for the quarter ended March 31, 2001 reflects an increase in the level of the Company's bank borrowings. These bank borrowings were guaranteed by officers and directors of the Company, who received common stock in payment for their guarantees. The value of such common stock ($17,500 for the quarter ended March 31, 2000 and $60,000 for the quarter ended March 31, 2001) is shown as finance charges for the applicable periods. The decrease in depreciation and amortization from $7,027 in the quarter ended March 31, 2000 to $5,224 in the quarter ended March 31, 2001 is a result of adjustment of accounting estimates.

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

Liquidity and Capital Resources. As of March 31, 2001 the Company's liquidity position was extremely precarious. The Company had current liabilities of $1,088,302, including $387,617 in trade payables, most of which were overdue, short-term notes payable of $635,500, some of which were either demand indebtedness or were payable at an earlier date and were in default, and related accrued interest on the notes. Current assets available to meet those liabilities were only $5,844. On June 5, 2000, the Company announced that it had entered into a subscription agreement for up to a $15,000,000.00 sale of common stock and warrants under a private equity line contract with Swartz Private Equity, L.L.C. ("Swartz"), an institutional private equity fund. This financing allows the Company to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions. The pricing of each common stock sale is based upon current market prices at the time of each draw, and the Company may set a floor price for the shares each month at the Company's discretion. The Company's SB-2 registration statement for the Swartz private equity line became effective with the Securities and Exchange Commission on August 10, 2000. The Company made its first draw on the Swartz equity line during the month of October, 2000.

However, it has not made any draws under that line since March of 2001, because the price and volume of trading in the Company's shares has been too low to make that source of financing attractive. To date the Company has met its capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For the fiscal year ended December 31, 2000, the net loss from operations was $230,172 . After taking account of the non-cash items included in that loss, the Company's cash requirements were $85,291. To cover these cash requirements, the Company issued additional shares of its common stock to investors for approximately $31,000 and, increased its bank borrowings by $35,000 and its borrowing from shareholders by $25,000.

Plan of Operations

The opinions of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. Based on the unaudited results and the projected results furnished to the Company by Ferris, we anticipate that if the acquisition is completed, and if our due diligence confirms the information we have been furnished, we should achieve profitability within the next 12 months. It should be noted, however, that to achieve those results we will need to get additional financing for working capital and other purposes. If the proposed acquisition is not completed the outlook is much less favorable. In that case, until such time as the Company is able to draw upon the Swartz equity line in a significant manner or obtain additional financing, it plans to limit its operations by conducting marketing efforts primarily on the basis of person-to-person contact with those who have previously expressed an interest in its system and limiting expansion of its operations to delivery of systems as permitted by internally-generated cash flow. This may require that the Company accept orders for new systems only on the basis of a down payment sufficient to cover the costs of manufacture of the system, which may in turn make it difficult to market additional systems. Further, the expression of uncertainty as to the Company's ability to continue as a going concern might itself adversely affect the Company's liquidity and cash flow, since vendors who might otherwise have been willing to extend credit may instead insist upon pre-payment or payment on a C.O.D basis.

The Company began to receive limited revenue from its beta-test system at J. Gilligan's during the early portion of the third quarter of 2000. However, these revenues are not expected to be sufficient to carry out any substantial advertising and marketing. If the proposed acquisition is not completed the Company will be unable to carry out substantial advertising and marketing until the Swartz private equity line becomes available to the Company in significant amounts through increases in the price and/or volume of trading in its shares, and until the Company begins to receive significant revenue from the sale of its 'Net GameLink(TM) systems, which revenue is expected to begin in material amounts during the second quarter of 2001.

The Company will need to have in place in the near future a qualified chief operating officer. Although the Ferris acquisition would bring the Company an experienced management team, there is no assurance that the Ferris acquisition will be consummated. The Company does not presently intend to hire other salaried key management personnel during the next 12 months, although additional employees may become necessary. All of the Company's non-executive employees are presently being compensated at market rates. However, the Company's senior management (CEO, president, vice president, and secretary) are serving without compensation, and the Company expects this will continue to be the case indefinitely until the Company's interest-bearing debt has been substantially reduced. If the Company is not able to raise the necessary funds to expand sales beyond those that may be generated by person-to-person contact, it will be forced to terminate its operations entirely.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company and Ferris are defendants in a lawsuit brought by Entertainment Technologies & Programs, Inc. ("ETPI") in the 215th Judicial District Court of Harris County, Texas. ETPI and Ferris had entered into a letter of intent relating to a proposed acquisition of Ferris by ETPI. Ferris terminated that letter of intent and entered into a letter if intent with the Company under which Ferris would merge with the Company. ETPI claims that Ferris's termination of the letter of intent was a breach of contract and that the Company tortiously interfered with ETPI's letter of intent. ETPI is asking for a temporary injunction to block the Company's merger with Ferris and for damages of $10 million. Management believes that the suit is entirely without merit and intends to vigorously defend it.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

      Agreement of Merger with Ferris Productions, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GAMECOM, INC.
                               (Registrant)

Date: May 14, 2001


                               /s/ L. Kelly Jones
                               ------------------------------------------
                               L. Kelly Jones
                               Chief Executive Officer and Chief Financial
                               Officer