Form 10QSB
period 2001-06-30
GAMECOM INC
filed 2001-08-14
CIK 1085243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         June 30, 2001
                               ---------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                      Commission File Number 000-28381

                                GAMECOM, INC.
-------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Texas                                     93-1207631
-------------------------------             -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   440 North Center, Arlington, Texas                    76011
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (817) 265-0440
-------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  XXX    NO _____
    -----

         As of August 1, 2001, the Registrant had outstanding 13,683,978 shares of common stock, par value $.005 per share.

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

              Consolidated Balance Sheet as of June 30, 2001
                and December 31, 2000

              Consolidated Statement of Operations for the
                three months and six months ended June 30, 2001 and 2000

              Consolidated Statement of Changes in Stockholders'
                Deficit for the six months ended June 30, 2001

              Consolidated Statement of Cash Flows for the six
                months ended June 30, 2001 and 2000

              Selected Notes to Financial Statements

                                  GAMECOM, INC.
                           CONSOLIDATED BALANCE SHEET
                       June 30, 2001 and December 31, 2000

                                                                                    June 30,            December 31,
                                                                                     2001                   2000
     ASSETS                                                                       (Unaudited)              (Note)
                                                                                  -----------           ------------
Current assets:
  Cash and cash equivalents                                                       $     -               $    6,135
                                                                                  ----------            ----------

    Total current assets                                                                -                    6,135

Property and equipment, net                                                           74,187                84,636
                                                                                  ----------            ----------

    Total assets                                                                  $   74,187            $   90,771
                                                                                  ==========            ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Book overdraft                                                                  $   14,098            $     -
  Accounts payable, trade                                                            380,729               361,617
  Accrued interest payable                                                            68,885                62,028
  Notes payable to stockholders                                                      360,500               410,500
  Short-term notes payable to banks                                                  275,000               215,000
                                                                                  ----------            ----------

    Total current liabilities                                                      1,099,212             1,049,145

Redeemable common stock, 778,291 and 1,505,399
  shares, respectively, at par $.005 per share                                         3,891                 3,891

Stockholders' deficit:
  Common stock, par value $0.005; 50,000,000 shares authorized; 13,591,345 and
    12,390,091 shares issued and outstanding,
    respectively                                                                      67,957                61,951
  Additional paid-in capital                                                       1,749,669             1,503,521
  Accumulated deficit                                                             (2,846,542)           (2,527,737)
                                                                                  ----------            ----------

    Total stockholders' deficit                                                   (1,028,916)             (962,265)
                                                                                  ----------            ----------

      Total liabilities and stockholders'
        deficit                                                                   $   74,187            $   90,771
                                                                                  ==========            ==========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompany notes.

                                  GAMECOM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      for the three months and six months
                          ended June 30, 2001 and 2000
                                   ----------
                                   (Unaudited)

                                               Three Months Ended                        Six Months Ended
                                                    June 30,                                June 30,
                                             --------------                              -------------------
                                                2001               2000                 2001                2000
                                             ----------         ----------           ----------          ----------
Revenue:
  Game royalties                             $       72         $     -              $      185          $     -

Expenses:
  General and administrative
    expenses                                     71,766             98,738              212,447             163,851
  Interest expense                               21,539              4,873               36,095               9,668
  Financing charges                                -                 6,000               60,000              23,500
  Depreciation expense                            5,224              7,027               10,448              14,054
                                             ----------         ----------           ----------          ----------

    Total expenses                               98,529            116,638              318,989             211,073
                                             ----------         ----------           ----------          ----------

Loss before extraordinary
  item                                          (98,457)          (116,638)            (318,805)           (211,073)

Extraordinary item:
  Gain from extinguishment
    of debt                                        -               403,601                 -                403,601
                                             ----------         ----------           ----------          ----------

    Net income (loss)                        $  (98,457)        $  286,963           $ (318,805)         $  192,528
                                             ==========         ==========           ==========          ==========


Basic and dilutive net income
  (loss) per common share
  before extraordinary item                  $    (0.01)        $    (0.01)          $    (0.02)         $    (0.02)

  Extraordinary item                               -                  0.03                 -                   0.03
                                             ----------         ----------           ----------          ----------

Basic and dilutive net income
  (loss) per common share                    $    (0.01)        $     0.02           $    (0.02)         $     0.01
                                             ==========         ==========           ==========          ==========


Weighted average number of
  common shares outstanding                  13,465,367         11,826,836           12,992,590          11,824,755
                                             ==========         ==========           ==========          ==========



                             See accompanying notes.

                                  GAMECOM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     for the six months ended June 30, 2001
                                   ----------
                                   (Unaudited)

                                          Common Stock                 Additional
                                          ------------                   Paid-In        Accumulated
                                       Shares          Amount            Capital          Deficit             Total
                                       ------          ------          ----------       -----------           -----
Balance at December 31,
  2000                               12,390,091      $   61,951        $1,503,521       $(2,527,737)       $  (962,265)

Common stock issued for
  services                              293,970           1,470            57,284              -                58,754

Common stock issued for
  interest                               57,000             285            13,115              -                13,400

Common stock issued for
  financing fees                        255,320           1,276            58,724              -                60,000

Common stock issued for
  cash                                  125,000             625            24,375              -                25,000

Common stock issued as re-
  payment of notes payable
  to stockholders                       469,965           2,350            92,650              -                95,000

Net loss                                   -               -                 -             (318,805)          (318,805)
                                     ----------      ----------        ----------       -----------        -----------

Balance at June 30, 2001             13,591,346      $   67,957        $1,749,669       $(2,846,542)       $(1,028,916)
                                     ==========      ==========        ==========       ===========        ===========



                             See accompanying notes.

                                  GAMECOM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 2001 and 2000
                                   ----------
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                    -------------------------------
                                                                                       2001                 2000
                                                                                    ----------           ----------

Cash flows from operating activities:
  Net income (loss)                                                                 $ (318,805)          $  192,528
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                      10,448               14,054
      Stock issued as financing fees                                                    60,000               23,500
      Stock issued as compensation for services
        and interest                                                                    72,154                 -
      Increase (decrease) in prepaid and other
        assets                                                                            -                   9,169
      Increase (decrease) in accounts payable
        and accrued expenses                                                            25,970             (269,390)
                                                                                    ----------           ----------

      Net cash used in operating activities                                           (150,233)             (30,139)
                                                                                    ----------           ----------

Cash flows from investing activities:
  Capital expenditures                                                                    -                  (5,866)
                                                                                    ----------           ----------

      Net cash used in investing activities                                               -                  (5,866)
                                                                                    ----------           ----------

Cash flows from financing activities:
  Proceeds from short-term notes payable                                                60,000               16,667
  Proceeds from notes payable to stockholders                                           45,000                 -
  Increase in book overdraft                                                            14,098                 -
  Proceeds from issuance of common stock                                                25,000               16,667
                                                                                    ----------           ----------

      Net cash provided by financing activities                                        144,098               33,334
                                                                                    ----------           ----------

Net decrease in cash and cash equivalents                                               (6,135)              (2,671)

Cash and cash equivalents at beginning of
  period                                                                                 6,135               15,564
                                                                                    ----------           ----------

Cash and cash equivalents at end of period                                          $     -              $   12,893
                                                                                    ==========           ==========


Non-cash investing and financing activities:

  Interest paid                                                                     $   15,840           $      431
                                                                                    ==========           ==========

  Income taxes paid                                                                 $     -              $     -
                                                                                    ==========           ==========

  Common stock issued as repayment of notes
    payable to stockholders                                                         $   95,000           $     -
                                                                                    ==========           ==========



                             See accompanying notes.
                                       -5-

                                  GAMECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis of Presentation

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


2.     Notes Payable to Banks

       During the six months ended June 30, 2001, the Company entered into a $60,000 note agreement with a bank. The note bears interest at 9% and is due monthly. The principal balance outstanding of $60,000 is due November 2001. The note is guaranteed by certain directors of the Company.


3.     Notes Payable to Stockholders

       During the six months ended June 30, 2001, the Company borrowed an additional $45,000 from certain stockholders of the Company. These notes are non-interest bearing and are due on demand.

       During the six months ended June 30, 2001, the Company repaid certain notes payable to stockholders in the amount of $95,000 through the issuance of its common stock.



                                    Continued

                                  GAMECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

4.     Litigation

       The Company and Ferris are defendants in a lawsuit brought by Entertainment Technologies & Programs, Inc. ("ETPI") in the 215th Judicial District Court of Harris County, Texas. ETPI and Ferris had entered into a letter of intent relating to a proposed acquisition of Ferris by ETPI. Ferris terminated that letter of intent and entered into a letter of intent with the Company under which Ferris would merge with the Company. ETPI claims that Ferris' termination of the letter of intent was a breach of contract and that the Company tortuously interfered with ETPI's letter of intent. ETPI is asking for damages of $10 million. Management believes that the suit is entirely without merit and intends to vigorously defend it.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

Overview

The Company was capitalized in 1996 to develop, own, and operate theme brewpub/microbrewery restaurants. In July of 1997 the Company began operating the former Hubcap Brewery & Kitchen in Dallas, Texas. As a result of several factors, including relatively strict laws that apply to craft brewers in Texas, GameCom found it difficult to develop this initial business, and closed down its microbrewery operations in early 1999.

In December 1997, GameCom acquired all rights to `Net GameLink (TM), an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. Since closing its microbrewery operations, GameCom has been devoting substantially all of its efforts to implementing the "Net GameLink (TM) product and its operations have been limited to development, construction and beta-testing of the initial "Net GameLink (TM) prototype system at J. Gilligan's Bar and Grill in Arlington, Texas. Future revenues and profits will depend upon various factors, including market acceptance of `Net GameLink (TM) and, assuming the acquisition of Ferris as described below is completed, on the success of Ferris' product lines and on general economic conditions. The Company's present sole source of revenue is the future sale of `Net GameLink (TM) systems and from associated royalties. The Company has to date received only nominal revenue from its beta-test system installed at J. Gilligan's in Arlington.

On January 10, 2001, the Company executed a letter of intent to acquire Virtual Technologies, Inc. d/b/a Global VR, in a stock-for-stock transaction under which Global VR's shareholders would acquire controlling interest in the Company. No definitive contract was executed, and the letter of intent was terminated on April 6, 2001.

On April 18, 2001, the Company executed a letter of intent to acquire Ferris Productions, Inc., in a stock-for-stock transaction under which Ferris' shareholders would acquire controlling interest in the Company. The acquisition would provide the Company with a wider array of products within the Company's industry, an experienced management team, an existing revenue stream, and established distribution channels. A definitive contract between the Company and

Ferris was executed on May 3, 2001. However, there can be no assurance that the acquisition will in fact be consummated, as the transaction is contingent upon the approval of the transaction by the shareholders of both the Company and Ferris. A proxy statement has been filed with the Securities and Exchange Commission, and will be subsequently submitted to the companies' shareholders. It is expected that the proxy statement will be forwarded to the shareholders in August 2001, with a tentative shareholders' meeting set for September 14, 2001.

There can be no assurances that the Company will successfully implement its expansion plans, including the `Net GameLink (TM) entertainment concept. The Company faces all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of the business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, the need to control operating and general and administrative expenses and the need to spend substantial amounts on initial advertising to develop an awareness of the Company and its products. In addition, the Company's Chief Executive Officer is a practicing attorney with no training or prior experience in managing or overseeing a public company.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

For the three months ended June 30, 2001 the Company received only nominal revenues resulting from royalties earned on the Company's testing system installed at J. Gilligan's. It had no revenue for the three months ended June 30, 2000. General and administrative costs of $71,766 for the three months ended June 30, 2001 compared to $98,738 for the three months ended June 30, 2000 reflect primarily additional costs incurred during 2000 in connection with fees paid in stock to consultants. The increase in interest charges from $4,873 for the three months ended June 30, 2000 to $21,539 for the three months ended June 30, 2001 reflects an increase in the level of the Company's bank borrowings. These bank borrowings were guaranteed by officers and directors of the Company, who received common stock in payment for their guarantees. The value of such common stock ($6,000 for the three months ended June 30, 2000 and $-0- for the three months ended June 30, 2001) is shown as financing charges for the applicable periods.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

For the six months ended June 30, 2001 the Company received only nominal revenues resulting from royalties earned on the Company's testing system installed at J. Gilligan's. It had no revenue for the six months ended June 30, 2000. General and administrative costs of $212,447 for the six months ended June 30, 2001 compared to $163,851 for the six months ended June 30, 2000 reflect primarily additional costs incurred during 2001 in connection with the due diligence investigation of Global VR and other activities related to that proposed acquisition, which did not occur. The increase in interest charges from $9,668 for the six months ended June 30, 2000 to $36,095 for the six months ended June 30, 2001 reflects an increase in the level of the Company's bank borrowings. These bank borrowings were guaranteed by officers and directors of the Company, who received common stock in payment for their guarantees. The value of such common stock ($23,500 for the six months ended June 30, 2000 and $60,000 for the six months ended June 30, 2001) is shown as financing charges for the applicable periods.

Connect Computer Group, Inc., the firm which has been largely responsible for development of the Company's kiosk and computer systems ("Connect Computer"), performed its development work on the basis of an oral understanding or "gentleman's agreement" with the Company's Chief Executive Officer that if the Company is successful in marketing the product, Connect Computer would be issued a significant equity position in the Company. On February 1, 2001, the Company satisfied this obligation by issuing 75,000 shares of its common stock to Connect Computer.

Liquidity and Capital Resources

As of June 30, 2001 the Company's liquidity position was extremely precarious. The Company had current liabilities of $1,099,212, including $380,729 in trade payables, most of which were overdue, short-term notes payable of $635,500, some of which were either demand indebtedness or were payable at an earlier date and were in default, and related accrued interest on the notes. As of June 30, 2001 there were no current assets available to meet those liabilities. On June 5, 2000, the Company announced that it had entered into a subscription agreement for up to a $15,000,000 sale of common stock and warrants under a private equity line contract with Swartz Private Equity, L.L.C. ("Swartz"), an institutional private equity fund. This financing allows the Company to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions. The pricing of each common stock sale is based upon current market prices at the time of each draw, and the Company may set a floor price for the shares each month at the Company's discretion. The Company's SB-2 registration statement for the Swartz private equity line became effective with the Securities and Exchange Commission on August 10, 2000. The Company made its first draw on the Swartz equity line during October 2000.

However, it has not made any draws under the equity line since March 2001, because the price and volume of trading in the Company's shares has been too low to make that source of financing attractive. To date the Company has met its capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For the six months ended June 30, 2001, the net loss from operations was $(318,805). After taking into account the non-cash items included in that loss, the Company's cash requirements were $150,233. To cover these cash requirements, the Company issued additional shares of its common stock to investors for approximately $25,000, increased its bank borrowings by $60,000 and its borrowings from shareholders by $45,000, drew down its remaining cash of approximately $6,100 and incurred a bank overdraft of approximately $14,100.

Plan of Operations

The opinion of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. Based on the due diligence performed and the projected results furnished to the Company by Ferris, we anticipate that if the acquisition of Ferris is completed, and if our due diligence confirms the information we have been furnished, we should achieve profitability within the next 12 months. It should be noted, however, that to achieve those results we will need to get additional financing for working capital and other purposes. If the proposed acquisition is not completed the outlook is much less favorable. In that case, until such time as the Company is able to draw upon the Swartz equity line in a significant manner or obtain additional financing, it plans to limit its operations by conducting marketing efforts primarily on the basis of person-to-person contact with those who have previously expressed an interest in its system and limiting expansion of its operations to delivery of systems as permitted by internally-generated cash flow. This may require that the Company accept orders for new systems only on the basis of a down payment sufficient to cover the costs of manufacture of the system, which may in turn make it difficult to market additional systems. Further, the expression of uncertainty as to the Company's ability to continue as a going concern might itself adversely affect the Company's liquidity and cash flow, since vendors who might otherwise have been willing to extend credit may instead insist upon pre-payment or payment on a C.O.D. basis.

The Company began to receive limited revenue from its beta-test system at J. Gilligan's during the early portion of the third quarter of 2000. However, these revenues are not expected to be sufficient to carry out any substantial advertising and marketing. If the proposed acquisition is not completed, the Company will be unable to carry out substantial advertising and marketing until the Swartz private equity line becomes available to the Company in significant amounts through increases in the price and/or volume of trading in its shares, and until the Company begins to receive significant revenue from the sale of its `Net GameLink (TM) systems.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and Ferris are defendants in a lawsuit brought by Entertainment Technologies & Programs, Inc. ("ETPI") in the 215th Judicial District Court of Harris County, Texas. ETPI and Ferris had entered into a letter of intent relating to a proposed acquisition of Ferris by ETPI. Ferris terminated that letter of intent and entered into a letter of intent with the Company under which Ferris would merge with the Company. ETPI claims that Ferris' termination of the letter of intent was a breach of contract and that the Company tortuously interfered with ETPI's letter of intent. ETPI is asking for damages of $10 million. Management believes that the suit is entirely without merit and intends to vigorously defend it.


Item 4.  Submission of Matters to a Vote of Security Holders

       None.


Item 5.  Other Information

       None.


Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GAMECOM, INC.



Date:      August 13, 2001                    /s/ L. Kelly Jones
       -----------------------                ----------------------------------
                                              L. Kelly Jones
                                              Chief Executive Officer and Chief
                                                Financial Officer