Form 10QSB
period 2001-09-30
GAMECOM INC
filed 2001-11-14
CIK 1085243

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                        Commission File Number 000-28381
--------------------------------------------------------------------------------

                                  GAMECOM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                            93-1207631
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   440 North Center, Arlington, Texas                         76011
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (817) 265-0440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

      As of September 30, 2001, the Registrant had outstanding 32,699,812 shares of common stock, par value $.005 per share.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      Consolidated Balance Sheet as of September 30, 2001
        and December 31, 2000

      Consolidated Statement of Operations for the three months and nine months ended September 30, 2001 and 2000

      Consolidated Statement of Changes in Stockholders' Deficit for the nine months ended September 30, 2001

      Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000

      Selected Notes to Financial Statements

                                  GAMECOM, INC.
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000

                                                     September 30,      December 31,
                                                         2001               2000
      ASSETS                                          (Unaudited)          (Note)
                                                      -----------       -----------
Current assets:
  Cash and cash equivalents                           $        --       $     6,135
  Accounts receivable, net                                129,707           159,922
  Deferred expenses                                            --            38,887
  Note receivable                                              --            33,471
                                                      -----------       -----------

    Total current assets                                  129,707           238,415

Property and equipment, net                               900,116         1,316,325
Note receivable-related party                              67,885           102,782
Intangible assets, net                                     61,446            82,618
Other assets                                               74,074                --
                                                      -----------       -----------

    Total assets                                      $ 1,233,228       $ 1,740,140
                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of notes payable                 $ 1,107,059       $   604,133
  Current portion of obligations under
    product financing arrangements                      3,607,780         1,043,789
  Book overdraft                                           27,027             5,574
  Accounts payable, trade                                 915,979           737,057
  Accrued interest payable                                138,451            89,940
  Notes payable to stockholders                           630,531           533,031
  Deferred revenue                                         43,750            88,000
                                                      -----------       -----------

    Total current liabilities                           6,470,577         3,101,524

Notes payable, net of current maturities                       --           538,667
Obligations under product financing arrangements,
  net of current portion                                  516,663         2,330,667
                                                      -----------       -----------

      Total liabilities                                 6,987,240         5,970,858
                                                      -----------       -----------

Redeemable common stock, 778,291
  shares, at par $.005 per share                            3,891             3,891

Stockholders' deficit:
  Common stock, par value $0.005; 100,000,000
    shares authorized; 32,699,812 and 30,462,380
    shares issued and outstanding, respectively           163,499           152,312
  Additional paid-in capital                            2,172,750         1,695,533
  Accumulated deficit                                  (8,094,152)       (6,082,454)
                                                      -----------       -----------

    Total stockholders' deficit                        (5,757,903)       (4,234,609)
                                                      -----------       -----------

      Total liabilities and stockholders'
        deficit                                       $ 1,233,228       $ 1,740,140
                                                      ===========       ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                                  GAMECOM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
     for the three months and nine months ended September 30, 2001 and 2000

                                   ----------
                                   (Unaudited)

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                           -------------------------------       -------------------------------
                                               2001               2000               2001               2000
                                           ------------       ------------       ------------       ------------
Revenue:
  Theme parks and arcades                  $    889,622       $    901,904       $  1,442,679       $  1,595,712
  Custom applications and other                  52,050            186,615            871,111            889,461
                                           ------------       ------------       ------------       ------------

    Total revenue                               941,672          1,088,519          2,313,790          2,485,173

Cost of sales and services                      226,732            204,113            892,175            891,313
                                           ------------       ------------       ------------       ------------

    Gross margin                                714,940            884,406          1,421,615          1,593,860

General and administrative expense              855,774            774,605          2,096,240          1,676,456
Depreciation and amortization expense           151,345            146,391            454,036            421,291
                                           ------------       ------------       ------------       ------------

Loss from operations                           (292,179)           (36,590)        (1,128,661)          (503,887)

Other income (expense):
  Interest income                                    --                408              1,338              1,200
  Interest expense                             (310,375)          (241,464)          (836,210)          (723,660)
  Finance charges                               (52,500)           (58,695)           (97,500)           (82,195)
  Gain on sale of assets                             --                 --             25,000                 --
  Other income                                    5,670             14,072             24,335             46,271
                                           ------------       ------------       ------------       ------------

    Total other income (expense)               (357,205)          (285,679)          (883,037)          (758,384)
                                           ------------       ------------       ------------       ------------

Loss before extraordinary item                 (649,384)          (322,269)        (2,011,698)        (1,262,271)

Extraordinary item:
  Gain from extinguishment of debt                   --             51,548                 --            455,149
                                           ------------       ------------       ------------       ------------

    Net loss                               $   (649,384)      $   (270,721)      $ (2,011,698)      $   (807,122)
                                           ============       ============       ============       ============

Basic and dilutive net loss per
  common share before extraordinary
  item                                     $      (0.02)      $      (0.01)      $      (0.06)      $      (0.04)

  Extraordinary item                                 --               0.00                 --               0.01
                                           ------------       ------------       ------------       ------------

Basic and dilutive net loss per
  common share                             $      (0.02)      $      (0.01)      $      (0.06)      $      (0.03)
                                           ============       ============       ============       ============

Weighted average number of common
  shares outstanding                         31,791,572         29,972,161         31,414,243         29,922,358
                                           ============       ============       ============       ============

                             See accompanying notes.

                                  GAMECOM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  for the nine months ended September 30, 2001

                                   ----------
                                   (Unaudited)

                                      Common Stock            Additional
                                ------------------------       Paid-In        Accumulated
                                  Shares         Amount        Capital          Deficit            Total
                                ----------      --------      ----------      -----------       -----------
Balance at December 31,
  2000                          30,462,380      $152,312      $1,695,533      $(6,082,454)      $(4,234,609)

Common stock issued for
  services                       1,068,970         5,345         237,159               --           242,504

Common stock issued for
  interest                          57,000           285          13,115               --            13,400

Common stock issued for
  financing fees                   255,320         1,276          58,724               --            60,000

Common stock issued for
  cash                             125,000           625          24,375               --            25,000

Common stock issued as
  repayment of notes payable
  to stockholders                  250,000         1,250          48,750               --            50,000

Common stock issued as
  finance charges on notes
  payable to stockholders          481,142         2,406          95,094               --            97,500

Net loss                                --            --              --       (2,011,698)       (2,011,698)
                                ----------      --------      ----------      -----------       -----------

Balance at September 30,
  2001                          32,699,812      $163,499      $2,172,750      $(8,094,152)      $(5,757,903)
                                ==========      ========      ==========      ===========       ===========

                             See accompanying notes.

                                  GAMECOM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 2001 and 2000

                                   ----------
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                         -----------------------------
                                                            2001              2000
                                                         -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                      $(2,011,698)      $  (807,122)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                          454,036           421,291
      Bad debt expense                                        33,471                --
      Stock issued as financing fees                         157,500            82,195
      Stock issued as compensation for services and
        interest                                             255,904                --
      Increase (decrease) in operating assets                 29,925           (40,368)
      Increase (decrease) in accounts payable and
        accrued expenses                                     183,183          (216,491)
                                                         -----------       -----------

      Net cash used in operating activities                 (897,679)         (560,495)
                                                         -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                       (16,656)         (916,217)
                                                         -----------       -----------

      Net cash used in investing activities                  (16,656)         (916,217)
                                                         -----------       -----------

Cash flows from financing activities:
  Proceeds from notes payable                                 60,000           946,666
  Payments on notes payable                                  (95,741)          (27,980)
  Proceeds from obligations under product financing
    arrangements                                             850,988           139,740
  Payments on obligations under product financing
    arrangements                                            (101,000)          (75,840)
  Proceeds from notes payable to stockholders                147,500            86,000
  Increase in book overdraft                                  21,453                --
  Proceeds from issuance of common stock                      25,000            16,666
                                                         -----------       -----------

      Net cash provided by financing activities              908,200         1,085,252
                                                         -----------       -----------

Net decrease in cash and cash equivalents                     (6,135)         (391,460)

Cash and cash equivalents at beginning of period               6,135           406,140
                                                         -----------       -----------

Cash and cash equivalents at end of period               $        --       $    14,680
                                                         ===========       ===========

Non-cash investing and financing activities:

  Interest paid                                          $   568,677       $   544,572
                                                         ===========       ===========

  Income taxes paid                                      $        --       $        --
                                                         ===========       ===========

  Common stock issued as repayment of notes payable
    to stockholders                                      $    50,000       $        --
                                                         ===========       ===========

                             See accompanying notes.

                                  GAMECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Form 10-KSB and Form DEF 14A filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

      Effective September 21, 2001, GameCom, Inc. merged with Ferris Productions, Inc. by issuing 18,072,289 shares of GameCom common stock for all of the outstanding shares of Ferris. The merger, which was initiated prior to June 30, 2001, is accounted for as a pooling of interests in the accompanying unaudited consolidated interim financial statements. The pooling of interests method of accounting assumes that GameCom and Ferris have been merged since their inception and the historical interim consolidated financial statements for periods prior to consummation of the merger are restated as though the companies have been combined since their inception.

2.    Notes Payable to Stockholders

      During the nine months ended September 30, 2001, the Company borrowed an additional $147,500 from certain stockholders of the Company and incurred $97,500 of finance charges associated with the issuance of these new loans.

      During the nine months ended September 30, 2001, the Company repaid certain notes payable to stockholders in the amount of $50,000 through the issuance of its common stock.

                                    Continued

                                  GAMECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

3.    Income Taxes

      The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim consolidated financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.

4.    Litigation

      The Company is a defendant in a lawsuit brought by Entertainment Technologies & Programs, Inc. ("ETPI") in the 215th Judicial District Court of Harris County, Texas. ETPI and Ferris had entered into a letter of intent relating to a proposed acquisition of Ferris by ETPI. Ferris terminated that letter of intent and entered into a letter of intent with the Company under which Ferris would merge with the Company. ETPI claims that Ferris' termination of the letter of intent was a breach of contract and that the Company tortiously interfered with ETPI's letter of intent. ETPI is asking for damages of $10 million. Management believes that the suit is entirely without merit and intends to vigorously defend it.

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

Overview

Effective September, 2001, GameCom completed the acquisition of Ferris Industries, Inc., a leading developer and operator of virtual reality devices. Ferris designed, developed, and distributed technically-advanced products for the entertainment, simulation, promotion, and education markets. Its virtual reality ("VR") devices are computer-based and allow people to view and manipulate graphical representations of physical reality. The acquisition provided the Company with a wider array of products within the Company's industry, an experienced management team, an existing revenue stream, and established distribution channels. Until it acquired Ferris, GameCom had devoted substantially all of its efforts to implementing its `Net GameLink (TM), product, an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. It intends to continue development and deployment of that entertainment system while at the same time expanding Ferris' business. Post-merger, the anticipated deployment of the Company's existing virtual reality technology is anticipated to be highly profitable.

The Ferris acquisition was accounted for as a pooling of interests. Ferris was much larger than GameCom in terms of assets, and had substantial revenues whereas GameCom had essentially no revenues at the time of the acquisition. As a result, the discussion below relates in major part to the Ferris operations rather than GameCom's.

Future revenues and profits will depend upon various factors, including market acceptance of `Net GameLink (TM) and, more importantly, on the success of Ferris' product lines, as well as on general economic conditions.

There can be no assurances that the Company will successfully implement its expansion plans, including the `Net GameLink (TM) entertainment concept and the hoped-for expansion of Ferris' operations. The Company faces all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of the business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, and the need to control operating and general and administrative expenses. While the Ferris acquisition provided an established stream of revenues and historically favorable gross margins, Ferris had not yet generated a profit, and substantial additional capital, or major highly-profitable custom applications, will be needed if those operations are to become profitable.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Two major factors affect the Company's results of operations for the three months ended September 30, 2001 compared to the corresponding period of 2000. First, revenues declined. Second, interest expense increased.

Revenues from both of the Company's accounting virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which the Company is able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. The Company had revenue of $941,672 for the three months ended September 30, 2001 compared to $1,088,519 for the corresponding three months of 2000. Revenue from theme parks and arcades declined primarily because the Company did not substantially update the content of its virtual reality systems at these facilities during 2001. Revenue from custom applications and other sources also declined, reflecting the fact that the Company completed several major projects in the first two quarters of 2001 and revenues from new projects in this area had not yet begun. Cost of sales and services increased despite the reduced sales because of promotional initiatives into new and more lucrative markets for the Company's products. General and administrative costs of $855,774 for the three months ended September 30, 2001, compared to $774,605 for the three months ended September 30, 2000, reflect primarily costs associated with the negotiation and completion of the merger between GameCom and Ferris completed in September of 2001.

Interest expense increased to $310,375 for the three months ended September 30, 2001 compared to $241,464 for the corresponding period of 2000 largely because the Company acquired a substantial number of additional virtual reality and arcade systems for deployment at theme parks and arcades. These items were acquired under non-cancelable leasing arrangements with the bulk of the lease payments accounted for as interest. The three months ended September 30, 2000 also included an extraordinary item for gain from the extinguishment of debt, as a result of placing the Company's former Schooner Brewery subsidiary into bankruptcy.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company had revenue of $2,313,790 for the nine months ended September 30, 2001, compared to $2,485,173 for the corresponding nine months of 2000. Revenue from theme parks and arcades declined primarily because of the absence of new content of its virtual reality systems at theme parks and arcades as described above. Revenue from custom applications and other sources also declined, but only slightly, from $889,461 to $871,111, reflecting the winding down of major projects in the first two quarters of 2001, and because revenue from new projects in this area had not yet begun. Cost of sales and services increased despite the reduced sales because of promotional initiatives into new and more lucrative markets for the Company's products. General and administrative costs of $2,096,240 for the nine months ended September 30, 2001, compared to $1,676,456 for the three months ended September 30, 2000, reflect in substantial part costs associated with the negotiation and completion of the merger between GameCom and Ferris.

The increase in interest expense to $836,210 for the nine months ended September 30, 2001, compared to $723,660 for the corresponding period of 2000, reflects the acquisition of additional virtual reality and arcade systems as described above. The extraordinary item for extinguishment of debt during the nine months ended September 30, 2000 is the result of placing the Company's former Schooner Brewery subsidiary into bankruptcy.

Liquidity and Capital Resources

As of September 30, 2001 the Company's liquidity position was extremely precarious. The Company had current liabilities of $6,470,577, including $3,607,780 in obligations under the lease financing for its virtual reality systems, and short-term notes payable of $1,107,059, some of which were either demand indebtedness or were payable at an earlier date and were in default, and related accrued interest on the notes. As of September 30, 2001 there were only $129,707 in current assets available to meet those liabilities.

The Company has not made any draws under its equity line of credit since March 2001, because the price and volume of trading in the Company's shares have been too low to make that source of financing attractive. To date the Company has met its capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, and certain private placement offerings. For the nine months ended September 30, 2001, the net loss from operations was $(2,011,698). After taking into account the non-cash items included in that loss, the Company's cash requirements were approximately $913,000. To cover these cash requirements, the Company issued additional shares of its common stock to investors for approximately $25,000, acquired equipment on its non-cancelable leasing arrangements in the amount of approximately $750,000 (net of repayments), increased its borrowings from shareholders by $147,500, drew down its remaining cash of approximately $6,100, and incurred a bank overdraft of approximately $21,500.

Plan of Operations

The opinion of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. The Company will need substantial additional capital or new lucrative custom application projects to become profitable. Assuming that capital becomes available, or the Company is successful in achieving major custom application projects, the Company expects to achieve profitability within the next 12 months. As of September 15, 2001 the Company entered into a debenture purchase agreement calling for Olympic Holdings, L.L.C. to purchase $1,000,000 in principal amount of the Company's convertible subordinated debentures at various times from September 15 through November 15, 2001. The debentures are convertible into restricted shares of the Company's common stock, at no discount to market price. That funding is critical in order to cure defaults under the Company's lease obligations, to satisfy certain bank indebtedness, and to expand the Company's theme park operations. Olympic has only partially, to date, performed on that contract, but has given the Company repeated oral assurances that the entire $1,000,000 amount will be funded by the end of November. If the required funding is not forthcoming, the Company will find it difficult to continue in operation. The Company will need additional financing beyond the $1,000,000, or to acquire major custom application projects currently under negotiation, to carry out its expansion plans. The Company has not obtained any commitments for that financing, and the Company may not bring certain negotiations for major custom applications to contract fruition.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      N/A

Item 4. Submission of Matters to a Vote of Security Holders

      At a special meeting of shareholders on September 21, 2001, the Company's shareholders voted to approve GameCom's merger with Ferris Productions, Inc., to adopt GameCom's amended and restated certificate of incorporation, which increased the authorized number of shares of common stock to 100,000,000, to approve certain amendments to GameCom's incentive stock option plan, and to authorize GameCom's board of directors to amend GameCom's articles of incorporation, at any time within one year of the meeting, to adopt a new corporate name. In accordance with the merger agreement with Ferris, Bob Ferris, Lance Loesberg, and Andy Wells joined the Company's Board of Directors. L. Kelly Jones and John F. Aleckner Jr. continued as directors of the Company.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      10. Debenture Purchase Agreement dated September 15, 2001 between the Company and Olympic Holdings LLC

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GAMECOM, INC.


Date: November 14, 2001                        /s/ L. Kelly Jones
      -----------------------                  ---------------------------------
                                               L. Kelly Jones
                                               Chief Executive Officer and Chief
                                                 Financial Officer