Form 10KSB40
period 2001-12-31
GAMECOM INC
filed 2002-04-01
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-28381

GAMECOM, INC.

(Exact name of Registrant as specified in its Charter)

Texas	93-1207631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

440 North Center, Arlington, TX	76011
(Address of principal executive offices)	(Zip Code)

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

YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 26, 2002 was approximately $4,727,916. The number of shares of Registrant's Common Stock outstanding on December 31, 2001 was 32,931,842. Revenue for the most recent fiscal year was $2,463,064.

#

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

In December of 1997, GameCom acquired all rights to 'Net GameLink(TM) , an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. From 1999 when it closed its microbrewery operations until it acquired Ferris Productions, Inc. as described below, GameCom had been devoting substantially all of its efforts to implementing the 'Net GameLink(TM) product and its operations were limited to development, construction and beta-testing of the initial 'Net GameLink(TM) prototype system at J. Gilligan's Bar and Grill in Arlington, Texas.

In February, 2000, the Company changed its jurisdiction of incorporation from Nevada to Texas. The Company maintains its principal office at 440 North Center, Arlington, Texas 76011, and its telephone number is (817) 265-0440.

In September, 2001, the Company completed the acquisition of Ferris Productions, Inc., a leading developer and operator of virtual reality devices.  Ferris designs, develops, distributes, and operates technically-advanced products for the entertainment, simulation, promotion, and education markets.  The acquisition provided the Company with a wider array of products within the Company’s industry, an experienced management team, an existing revenue stream, and established distribution channels.  Post-merger, the Company believes it to be the world’s largest virtual reality developer and manufacturer.

The Company’s virtual reality devices are computer-based, and allow participants to view and manipulate graphical representations of physical reality.  Stimulating the senses of sight, sound, touch, and smell simultaneously, the Company’s virtual reality devices envelop the participant in dynamic computer-generated imagery, and allow the participant to interact with what he or she sees using simple controls and body motions.  Virtual reality products and systems typically employ head-mounted displays that combine high-resolution miniature image source monitors, wide field-of-view optics, and tracking sensors in a unit small and light enough to be worn on the head.  These products usually surround the participant with dynamic three-dimensional imagery, allowing the user to change perspective on the artificial scenes by simply moving his or her head.  Virtual reality devices have in the past been used primarily in connection with electronic games, as, by surrounding the player with the sights, sounds, and smells he or she would experience in the real world, play is made far more realistic than it would be if merely presented in a two-dimensional flat screen display.

The Company’s virtual reality devices within the entertainment/amusement market are designed to produce a highly-realistic experience at a significantly lower cost than traditional virtual reality technology.  Historically, the software for virtual reality games and other applications was separately created for each application.  The Company makes use of its patented Universe™ Control Board, which, when installed in an ordinary PC, makes it possible to quickly adapt PC games for the arcade market, permitting easy conversion of PC games to behave as coin-operated arcade games, and allows the operator to change from one game to another without expensive hardware replacement.  Within the entertainment/amusement market, the Company has installed and operates virtual reality entertainment centers known as “VR Zones” in over a dozen theme parks and high-traffic visitor locations such as Six Flags, Paramount Parks, Busch Gardens, Circus Circus, and Carnival Cruise Lines.  These VR Zones are equipped with systems developed and manufactured by the Company, and are operated with Company employees on a revenue-share basis with the theme park locations.

The Company entered the advertising/promotion market with its 2000 “Ride With Confidence Tour” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant.  This project led the Company to additional projects within this market, such as a virtual reality bi-plane experience for Red Baron Pizza, and the recently-completed virtual reality ski jump experience for Chevrolet in conjunction with the “Olympic Torch City Celebration Tour.”

The Company’s anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001.  The Company remains in advanced discussions with representatives of Homeland Security regarding the Company’s technology and its capabilities in the detection and mitigation of risk.

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

Although the Company’s immediate focus is on the more-ample opportunities for its virtual reality products in the training/simulation, entertainment/amusement, and advertising/promotion markets, the Company intends to distribute its ‘Net GameLink™ product, in conjunction with its current Universe™ amusement line of products, in Company-owned centers and through third-party distribution agreements.  The Company expects additional revenue from its ‘Net GameLink™ system to be generated through the sale of advertising to companies who wish to reach the Company’s demographic market.  The Company anticipates that the cost of a system to third parties will be in the range of $5000-$6000 per kiosk, including the server for each location.  The Company further anticipates, on non-Company owned systems, to receive a royalty based on the amount spent by patrons to actually play on the system equal to 15 percent of revenues, and a royalty on the advertising generated by the ‘Net GameLink™ system at each location equal to 50 percent of the advertising revenue paid to the operator.

COMPETITION

Competition within each of the Company’s markets is intense.

Competition within the entertainment/amusement market is based primarily on the ability to deliver an exciting and realistic gaming experience beyond what the participant would experience on his or her home computer, through such items as 3-D imaging, sound, and sense of motion.  Within the entertainment/amusement market, the Company’s advantages are its advanced virtual reality technology, as well as its patented Universe™ Control Board, and its EasyPlay™ overlay software,  which when used in the Company’s VR Zones, 'Net GameLink ™, and in custom applications, can transform any off-the-shelf PC game or application into a coin-op-ready program without requiring “source code” software modifications to either the PC application or the operating system.

The Company faces extensive competition with companies that supply the advertising/promotion market.  However, as the Company’s virtual reality experiences are custom applications, and the Company deals primarily with leading advertising agencies, it is difficult to quantify the competition, because the Company is generally not aware of alternative methods considered by these agencies to present their message.

It is difficult to gauge the competition in the training/simulation market, which the Company is in the process of entering.  There are several large competitors in this field.  For instance, a recent (January 7, 2002) edition of Forbes magazine contains a feature story on L3 Communications, Inc., a company purportedly doing in excess of $400,000,000.00 with the United States government in this market.  However, the Company believes that its products in this market are unique, primarily due to its proprietary 360-degree form of “immersive” photorealistic virtual reality.

Some general competitors within the virtual reality industry that promote substitute and similar technologies are as follows:

Straylight--since 1992, Straylight has focused on the exploitation of virtual reality in the promotions and conventions market, basing its original customized systems on expensive Silicon Graphics computers.  Most recently, it launched the stand-up 3DXTC system, offering a headset-based, lightweight system utilized within the advertising/promotional market.  The Company believes Straylight’s installed base (under ten units) is insignificant, and that Straylight only sells its product and service to others rather than exploiting the product and service itself.

Virtual World Entertainment--since 1995, VWE has built single high-end enclosed game capsules, commencing with its own center in Chicago around 1995.  The Company understands that VWE's products can be found in only a handful of international high-end locations.  VWE uses a proprietary system, and thus must develop each game itself, and the Company believes it has released only two games in six years and has an installed base of fewer than 60 units.

Dynavision--since 1996, Dynavision has focused on building a single stand-up headset-based virtual reality entertainment product.  Dynavision’s Orion system uses PC software, in which the third-party’s source code is modified for the Orion system.  The Company has been informed that this company was sold in 2000, and since 1999, it has not been seen at any industry tradeshows.  The Company does not know whether Dynavision is still in business.

Global VR--since 1997, Global VR has focused on VR Vortek, a single stand-up virtual reality entertainment product utilizing a large viewing device mounted to a steel arm.  Global VR recently added products to its line from the bankruptcy purchase of the former Interactive Light company.  The Company believes Global VR’s installed base is less than that of the Company.

IMAX Corporation--since 1964, IMAX has developed specialized educational and entertaining large-screen movies and theaters, with over 225 locations world-wide.  IMAX is recognized as a leader of unique large-screen theaters.  It is the Company’s opinion that IMAX’s products and movies do not directly compete or exclude any of the Company’s products, though it may be regarded as an indirect competitor since customers seeking a virtual reality experiences may instead choose the large-screen theater.

Ham On Rye Technologies--introduced its first system for entertainment use at IAAPA 2000, but had rented equipment for corporate rentals prior to this.  The company sells one product -- a 16-seat interactive theater which utilizes a headset for each participant.  The system requires a live actor for each ‘showing,’ who asks the users to press buttons on a small remote control and perform other activities during the show (like patting the tops of their heads).  The system uses 2D video composting technology, and has no traditional virtual reality capabilities (i.e., headtracking, user control of movement or view, etc.).  While the system can accommodate large throughput of guests, a single system costs over $100,000, and Company believes this product’s repeat level of use is low.  Because of cost and market constraints for this type of product, the Company expects Ham on Rye to have fewer than 25 systems installed worldwide.

Although the Company’s focus in the entertainment/amusement market has been on large third-party theme park operations such as Six Flags and Busch Gardens, there is also competition in the form of large gaming centers established by companies such as GameWorks and Dave & Busters.  GameWorks was established by Sega Enterprises, Universal Studies, Inc., and DreamWorks SKC, and it was designed under the guidance of Steven Spielberg.  GameWorks has far greater financial and technical resources than the Company, and Dave & Busters has far greater financial resources than the Company, and both operations have created entire establishments devoted to various forms of gaming, including virtual reality games.  The Company intends to compete by its focus with its Universe™ line of products in large third-party theme park operations, and by providing more but smaller facilities for its ‘Net GameLink™ product that will be readily accessible in the gamer’s immediate neighborhood, with the companionship of the gamer’s neighbors, rather than requiring substantial travel to destination sites such as GameWorks and Dave & Busters.

The above summary of competition is by no means exhaustive, since this is a fluid and rapidly-expanding industry.

MARKETING

The Company’s marketing activities are conducted on multiple levels.

With regard to the amusement/entertainment market, marketing is conducted primarily by word-of-mouth within the theme park industry, as well as by marketing efforts conducted by the Company’s vice-president of operations.  The Company has standing offers to dramatically increase its theme park presence depending upon the availability of capital for expansion.

Marketing within the advertising/promotional market is conducted primarily by the Company’s executive vice-president.  The Company has a demonstration unit featuring excerpts from its successful promotional projects for Buick, Red Baron Pizza, and Chevrolet.  Marketing within this industry is conducted primarily by one-on-one appointments and demonstrations of the Company’s technology and previous successful applications to advertising agencies.

The Company is presently negotiating to enter the training/simulation market, primarily in dealing directly with the United States government in the areas of Homeland Security.  To aid its attempt to enter this market, the Company has enlisted several consultants, all of whom possess a proven success in procuring governmental contracts and delivering successful training products for previous military and other security applications. However, we cannot give any assurance that we will be successful in entering this market.

EMPLOYEES

At December 31, 2001 the Company employed 22 people. The number of employees utilized by the Company is highly seasonal, due to the Company’s seasonal VR Zone operations in theme parks.  During the height of the amusement park season, the Company employs as many as 150 people.  The Company considers relations with its employees to be satisfactory.

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

The Company’s production offices are located in Phoenix, Arizona, in an office building owned by Ferris Holdings, L.L.C.  See “Certain Relationships and Related Transactions.”  Ferris Holdings has charged the Company $7,700.00 per month for its office space since August of 2000.  The Company has a 25 1/2-year lease with Ferris Holdings.

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

In April of 2001, Entertainment Technologies & Programs, Inc. (“ETPI”) brought suit against the Company in the 215th Judicial District Court of Harris County, Texas.  ETPI and the former Ferris Productions, Inc. had entered into a letter of intent relating to a proposed acquisition of Ferris by ETPI.  Ferris terminated that letter of intent, and subsequently entered into a letter of intent with the Company, under which Ferris eventually merged into the Company.  ETPI claims that Ferris’ termination of its letter of intent was in breach of contract, and that the Company tortiously interfered with ETPI’s letter of intent with Ferris.  ETPI is asking for damages of $10,000,000.  Management believes that the suit is entirely without merit, and intends to vigorously defend it.  The case is currently in pre-trial discovery.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATION`

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

		BID PRICES
YEAR	PERIOD	HIGH	LOW
1999
	First Quarter	$0.66	$0.09
	Second Quarter	1.03	0.26
	Third Quarter	1.22	0.09
	Fourth Quarter	0.70	0.07
2000
	First Quarter	1.38	0.27
	Second Quarter	1.13	0.31
	Third Quarter	0.63	0.31
	Fourth Quarter	0.47	0.15
2001
	First Quarter	0.76	0.20
	Second Quarter	0.55	0.14
	Third Quarter	0.51	0.19
	Fourth Quarter	0.33	0.13

As of March 26, 2002, the reported bid price for the Company's common stock was $0.21 per share.

SHAREHOLDERS

As of March 26, 2002, the Company had 33,992,200 shares of Common Stock outstanding held by 119  shareholders of record.

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

In December of 1997, GameCom acquired all rights to 'Net GameLink(TM) , an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. From 1999 when it closed its microbrewery operations until it acquired Ferris Productions, Inc. as described below, GameCom had been devoting substantially all of its efforts to implementing the 'Net GameLink(TM) product and its operations were limited to development, construction and beta-testing of the initial 'Net GameLink(TM) prototype system at J. Gilligan's Bar and Grill in Arlington, Texas.

In September 2001, the Company completed a reverse merger with Ferris Productions, Inc., in a stock-for-stock transaction under which Ferris’ shareholders acquired a controlling interest in the Company.  The acquisition provides the Company with a wider array of products within the Company’s industry, an experienced management team, an existing revenue stream, established distribution channels, and the opportunity for additional markets.

In addition to the opportunities brought to the Company by the Ferris acquisition, the acquisition also brings the Company substantial debt.  There can be no assurances that the Company will successfully implement its expansion plans, including addressing the debt and the anticipated expansion of the former Ferris operations.  The Company faces all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a new business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely-dispersed physical locations, and the need to control operating and general and administrative expenses.  While the Ferris acquisition provided an established stream of revenues, historically favorable gross margins, and potential lucrative markets, Ferris had not yet generated a profit, and substantial additional capital, or major highly-profitable custom applications, will be needed for the Company’s operations to become profitable.

Results of Operations.

Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000.

Total revenue for the year ended December 31, 2001 was $2,463,064 compared to total revenue of $3,359,126 for the year ended December 31, 2000.  This decrease of $896,062, or 27%, was primarily a result of lower traffic in the theme parks, fewer completed custom application projects in 2001, and the distraction of the GameCom/Ferris merger.

Cost of sales and services decreased $308,490, or 16%, to $1,574,399 for the year ended December 31, 2001 from $1,882,889 for the year ended December 31, 2000.  This decrease is a direct result of the decrease in revenue offset by higher depreciation costs of entertainment equipment and fewer completed custom applications in 2001 as compared to 2000.

General and administrative expenses increased by $309,307, or 14%, to $2,443,692 for the year ended December 31, 2001 from $2,134,385 for the year ended December 31, 2000 despite a decrease in revenue.  The increase is a result of costs incurred and associated with the GameCom/Ferris merger, a general increase in salaries, consulting fees and professional fees primarily related to research and development of new products, and the continued promotion of the Company’s products and services.

Interest expense and finance charges increased by $283,497, or 24%, to $1,456,647 for the year ended December 31, 2001 from $1,173,150 for the year ended December 31, 2000.  This increase is a result of a net increase in debt obligations in 2001 and an increase in common stock issued to certain stockholders as an incentive for their additional loans to the Company.

Liquidity and Plan of Operations

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

To date the Company has met its capital requirements through capital contributions, loans from principal shareholders and officers, bank borrowings, and certain private placement offerings. For the fiscal year ended December 31, 2001, the net loss from operations was $(1,555,027). After taking into account the non-cash items included in that loss, the Company's cash requirements were $(689,277) for operating activities and $(53,759) for investing activities, or a total of $(749,415). To cover most of these cash requirements, the Company issued additional shares of its common stock to investors for approximately $82,279, increased its bank and other borrowings by $474,524, and borrowed an additional $152,500 from stockholders. The remaining cash requirement was met by drawing down cash on hand.

The opinions of the Company’s independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company’s ability to continue as a going concern.  The Company will need substantial additional capital or new lucrative custom application projects to become profitable.  Assuming that capital becomes available, or the Company is successful in achieving a major custom application project, the Company expects to achieve profitability within the next 12 months.

As of September 15, 2001, the Company entered into a debenture purchase agreement calling for Olympic Holdings, L.L.C. to purchase $1,000,000 in principal amount of the Company’s convertible subordinated debentures at various times from September 15th through November 15, 2001.  The debentures were to be convertible into restricted shares of the Company’s common stock, at no discount to market price.  Olympic defaulted, providing only $20,000 to the Company, and the Company has obtained a judgment against Olympic for its breach of contract.  Olympic’s funding was critical in order to cure defaults under the Company’s lease obligations, to satisfy certain bank indebtedness, and to expand the Company’s theme park operations.

The Company is presently negotiating with several investment bankers and interested financiers with regard to funding necessary for the Company to continue in operation.  The Company has not obtained any commitments for that financing, and as a result the Company may not be able to bring certain negotiations for major custom applications to contract fruition.

Item 7.

Financial Statements

#

GAMECOM, INC.

__________

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT ACCOUNTANTS

for the years ended December 31, 2001 and 2000

#

GAMECOM, INC.

TABLE OF CONTENTS

__________

Page(s)

Report of Independent Accountants

10

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2001

11

Consolidated Statement of Operations for the years ended December 31, 2001 and 2000

12

Consolidated Statement of Cash Flows for the years ended December 31, 2001 and 2000

13

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2001 and 2000

14

Notes to Consolidated Financial Statements

15-25

#

Report of Independent Accountants

To the Board of Directors and Stockholders of

GameCom, Inc.

We have audited the accompanying consolidated balance sheet of GameCom, Inc. (the “Company”) as of December 31, 2001, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameCom, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2001 is in a negative working capital position and a stockholders’ deficit position. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas

March 20, 2002

#

GAMECOM, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2001

__________

ASSETS

Current assets:

Cash and cash equivalents

$             -

Accounts receivable

       15,669

Total current assets

15,669

Property and equipment, net

822,964

Note receivable-related party

67,885

Intangible assets, net

      54,389

Total assets

$  960,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Notes payable

$1,079,464

Current portion of obligations under product financing arrangements

1,840,436

Notes payable-stockholders

710,531

Accounts payable

1,020,574

Book overdraft

33,172

Accrued interest payable

146,341

Accrued liabilities

   355,365

Total current liabilities

5,185,883

Obligations under product financing arrangements, net of current portion

2,513,914

Total liabilities

7,699,797

Redeemable common stock, 778,291 shares at $.005 par value

3,891

Stockholders’ deficit:

Common stock, $.005 par value, 100,000,000 shares

authorized, 32,931,842 shares issued and outstanding

164,660

Additional paid-in capital

2,129,589

Accumulated deficit

(9,037,030)

Total stockholders’ deficit

(6,742,781)

Total liabilities and stockholders’ deficit

$     960,907

See accompanying notes to financial statements

#

GAMECOM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

for the years ended December 31, 2001 and 2000

__________

 2001

 2000

Revenue:

Theme parks and arcades

$ 1,763,280

$ 2,173,025

Custom applications and other

    699,784

 1,186,101

Total revenue

2,463,064

3,359,126

Cost of sales and services

 1,574,399

 1,882,889

Gross margin

888,665

1,476,237

General and administrative expenses

  2,443,692

 2,134,385

Loss from operations

 (1,555,027)

   (658,148)

Other income (expenses):

Interest income

1,338

1,415

Interest expense and finance charges

(1,456,647)

(1,173,150)

Other income

       55,760

       22,863

Total other income (expenses)

 (1,399,549)

 (1,148,872)

Net loss before extraordinary item

 (2,954,576)

 (1,807,020)

Extraordinary item:

Gain from extinguishment of debt

                 -

    455,149

Net loss

$(2,954,576)

$(1,351,871)

Weighted average shares outstanding

 31,758,516

 30,400,649

Basic and diluted net loss per common share

before extraordinary item

$ (0.09)

$ (0.06)

Effect of extraordinary item

$         -

$ 0.01

Basic and diluted net loss per common share

after extraordinary item

$ (0.09)

$ (0.05)

See accompanying notes to financial statements

#

GAMECOM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the years ended December 31, 2001 and 2000

__________

   2001

   2000

Cash flows from operating activities:

Net loss

$(2,954,576)

$(1,351,871)

Adjustments to reconcile net loss to net cash used

in operating activities:

Depreciation and amortization

610,246

556,701

Amortization of debt issuance costs

517,034

210,854

Bad debt expense

33,471

-

Common stock issued for services

88,225

16,251

Common stock issued for interest and finance charges

225,900

198,696

Changes in operating assets and liabilities:

Accounts receivable

144,253

(159,742)

Prepaid and other assets

38,887

(4,898)

Accounts payable

283,517

(682)

Accrued interest payable

56,401

8,106

Accrued liabilities

      267,365

   (132,400)

Net cash used in operating activities

   (689,277)

   (658,985)

Cash flows from investing activities:

Capital expenditures

(88,656)

(930,776)

Increase in intangible asset

-

(22,392)

Issuance of note receivable-related party

-

(102,782)

Payment received on note receivable

      34,897

        91,529

Net cash used in investing activities

    (53,759)

   (964,421)

Cash flows from financing activities:

Proceeds from issuance of notes payable

79,990

1,085,000

Proceeds from issuance of notes payable-stockholders

152,500

86,000

Proceeds from obligations under product financing

arrangements

563,860

234,240

Payments on notes payable

(68,326)

(162,200)

Payments on obligations under product financing

arrangements

(101,000)

(90,060)

Increase in book overdraft

27,598

5,574

Proceeds from issuance of common stock

     82,279

     64,847

Net cash provided by financing activities

    736,901

  1,223,401

Increase (decrease) in cash and cash equivalents

(6,135)

(400,005)

Cash and cash equivalents, beginning of year

      6,135

    406,140

Cash and cash equivalents, end of year

$              -

$     6,135

Supplemental disclosure of cash flow information:

Cash paid for interest expense

$   657,312

$ 733,995

Cash paid for income taxes

$              -

$             -

Non-cash activity:

During 2001 $50,000 of notes payable to a stockholder was converted into the Company’s common stock.

See accompanying notes to financial statements

#

GAMECOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2001 and 2000

__________

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 1999	28,389,040	$ 141,945	$1,422,470	$(4,730,583)	$(3,166,168)

Common stock issued for services	84,571	423	15,828	-	16,251

Common stock issued for interest and finance charges	1,133,967	5,670	193,026	-	198,696

Common stock issued for cash	127,694	638	64,209	-	64,847

Expiration of redeemable common stock	727,108	3,636	-	-	3,636

Net loss	-	-	-	(1,351,871)	(1,351,871)

Balance at December 31, 2000	30,462,380	152,312	1,695,533	(6,082,454)	(4,234,609)

Common stock issued for services	333,661	1,668	86,557	-	88,225

Common stock issued for interest and finance charges	1,400,492	7,003	218,897	-	225,900

Common stock issued for cash	485,309	2,427	79,852	-	82,279

Common stock issued as repayment of notes to stockholders	250,000	1,250	48,750	-	50,000

Net loss	-	-	-	(2,954,576)	(2,954,576)

Balance at December 31, 2001	32,931,842	$ 164,660	$2,129,589	$(9,037,030)	$(6,742,781)

See accompanying notes to financial statements

#

GAMECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________

1.

Background and Summary of Significant Accounting Policies

Background

GameCom, Inc. (“GameCom”), a Texas corporation, was founded in 1996 and is currently headquartered in Arlington, Texas.  Effective September 21, 2001 GameCom merged with Ferris Productions, Inc. (“Ferris”) (together “the Company”).  Ferris, which was based in Phoenix, Arizona, develops, manufactures and operates technically advanced personal computer and non-personal computer based products including virtual reality (“VR”) entertainment products for the entertainment, simulation, promotion and education industries.

GameCom’s merger with Ferris was effected by issuing 18,072,289 shares of GameCom common stock for all of the outstanding common stock of Ferris.  The merger, since it was initiated prior to June 30, 2001, is accounted for as a pooling of interests in the accompanying consolidated financial statements.  The pooling of interest method of accounting assumes that Gamecom and Ferris have been merged since their inception and the consolidated financial statements for periods prior to the consummation of the merger are restated as though the companies have been combined since their inception.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized at the time services are performed or when products are shipped.

Deferred Revenue and Expenses

Deferred revenue represents advanced billings on custom application projects and is recognized as revenue in the year the work is performed.  Deferred expenses represent expenses incurred related to custom application projects not recognized until the work commences.

Concentrations of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Accounts receivable generally arise from sales of equipment and services to various companies throughout the world and from revenue sharing arrangements with certain theme parks located throughout the United States.  Collateral is generally not required for credit granted.  During the years ended December 31, 2001 and 2000 the Company had two customers representing 49% and 52% of its total revenue, respectively.

Continued

#

GAMECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

____________________

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Intangible Assets

Intangible assets consist of direct costs incurred in developing proprietary technology exclusively used in its entertainment products and costs incurred in obtaining a patent on such technology.  The intangible assets are being amortized on a straight-line basis over a five-year period.  As of December 31, 2001, accumulated amortization of these intangible assets is $36,260.  During each of the years ended December 31, 2001 and 2000, the Company recorded amortization expense of $18,130.

Debt Issuance Costs

Debt issuance costs are deferred and recognized, using the interest method, over the term of the related debt.

Shipping and Delivery Costs

The cost of shipping and delivery of arcade games are charged directly to cost of sales and service at the time of shipment.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.  The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

Stock-Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees”.  The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments.  The Company’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, comprehensive income and net income are identical.

Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  SFAS No. 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”.  Under the new standard, the Company is required to use the management approach to reporting its segments.  The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments.  The accounting policies of the segments are the same as those described elsewhere in Note 1.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment.  SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company’s balance sheet at that date, regardless of when the assets were initially recorded.  The implementation of SFAS No. 142 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the implementation of SFAS No. 143 to have a material impact on the Company’s results of operation or financial position.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001.  The provisions of this statement provide a single accounting model for impairment of long-lived assets.  The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company’s results of operation or financial position.

2.

Going Concern Considerations

During the years ended December 31, 2001 and 2000, the Company has defaulted on its notes payable, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2001	2000

Net loss	$(2,954,576)	$(1,351,871)

Negative cash flows from operations	(689,277)	(658,985)

Negative working capital	(5,170,214)	-

Accumulated deficit	(9,037,030)	-

Stockholders’ deficit	(6,742,781)	-

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•

The Company’s anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001.  The Company is currently in advanced discussions with representatives of Homeland Security of the U.S. Government regarding use of the Company’s technology in detecting and mitigating the risk of similar problems in the future.

•

The Company is also attempting to raise funds through debt and/or equity offerings.  If successful, these additional funds would be used to pay down debt and for working capital purposes.

•

In the long-term, the Company believes that cash flows from continued growth in its operations will provide the resources for continued operations.

There can be no assurance that the Company’s debt reduction plans will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•

The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

•

The ability of the Company to control costs and expand revenues from existing or new businesses.

•

The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the purchase of equipment and services.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2001 all accounts receivable are considered collectible and the allowance for doubtful accounts is $-0-.

4.

Property and Equipment

Property and equipment consisted of the following at December 31, 2001:

Arcade equipment	$1,795,612
Furniture and equipment	277,314

2,072,926
Less: accumulated depreciation	(1,249,962)

Property and equipment, net	$ 822,964

Depreciation expense for the years ended December 31, 2001 and 2000 was $582,017 and $528,471, respectively.

5.

Notes Payable

Notes payable consist of the following at December 31, 2001:

Notes payable to a bank, bearing interest ranging from the prime rate (4.75% at December 31, 2001) to the prime rate plus 2% per year and due in average monthly payments of approximately $31,000, including interest, through November 2002.  These notes are collateralized by certain equipment, licensing rights and by the personal guarantees of officers/stockholders of the Company.

$ 559,474
Notes payable to banks, bearing interest from 6.75% to 9.5% per year, interest due monthly and principal due on demand. These notes are not collateralized but are guaranteed by officers/stockholders of the Company. Effective January 17, 2002, certain of these notes were refinanced into a single note which bears interest at the prime rate (4.75% at December 31, 2001) plus 1.5%, due in 36 monthly installments of $8,824 and collateralized by an office building owned by an officer/stockholder of the Company.	250,000

Notes payable to third party entities and individuals bearing interest at a stated rate of 10% payable semi- annually with principal due three years after issuance of the note, which ranges from October 2001 to March 2002. These notes are not collateralized. In connec- tion with the funding of these notes, Ferris issued a total of 412,500 shares of its common stock as equity attachments to the note holders and to pay debt is- suance costs. Accordingly, the actual weighted average interest rate on these notes, including the effect of the issuance of common stock and the payment of debt issuance costs, was approximately 16%.

250,000
Note payable to a financing entity, due on demand, non- interest bearing. This note is not collateralized.	19,990

Total notes payable	$1,079,464

The notes payable to banks contain various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of stockholders’ equity and to comply with certain financial ratios.  The Company was in violation of these covenants as of December 31, 2001 and the banks could demand full payment of all principal and interest.

6.

Notes Payable-Stockholders

Notes payable to stockholders consisted of the following at December 31, 2001:

Convertible notes payable to stockholders, principal and interest due on demand, accruing interest at 12% per year. These notes are collateralized by certain equipment and contain a provision to convert the note to common stock.

$ 100,000
Note payable to a stockholder, principal and interest due on demand, interest accrues at 10% per year. This note is not collateralized.	194,031
Notes payable to stockholders, non-interest bearing with principal due on demand. These notes are not collateralized.	416,500
Total notes payable to stockholders	$ 710,531

All notes due to stockholders were in default as of December 31, 2001.  Convertible notes payable to stockholders in the amount of $100,000 were issued by the Company in increments of $10,000 having an original maturity date of May 10, 1998.  The holder of each $10,000 of convertible note has a non-assignable option to purchase 7,500 shares of common stock at par value.  Alternately, each holder has the right to convert their convertible note to equity in the form of 12,500 shares of restricted common stock.  None of the notes have been converted.

Of the $416,500 of notes payable without interest described above, a $103,500 note provides for a per diem issuance of common stock as penalty for late payments.  As of December 31, 2001, the per diem issuance would be in excess of 5,800,000 shares of the Company’s common stock.  The Company has received an opinion from counsel that the penalty provisions are unenforceable as illegal usury under applicable Texas law.  However, there has not been any litigation between the Company and the holder of the note as to this issue, and in the absence of a court decision directly applicable to the parties, there remains at least some risk that the opinion of counsel could be wrong.  According to legal counsel there is no likelihood of a sustainable assessment of the per diem late penalty.  Therefore, no provision for such charges has been provided.

7.

Obligations Under Product Financing Arrangements

In financing the production of its arcade equipment, the Company has entered into agreements whereby an entity or individual advances funds to the Company to produce specific arcade equipment.  Under this arrangement, the Company has agreed to make monthly payments of a specified amount for three years, with an automatic renewal for an additional three years unless canceled in writing, from the origination date as specified in the agreement. In addition, the entity or individual advancing the funds has the right to exercise a buy-out whereby the Company has 180 days to repay the obligation upon exercise of the buy-out.  Interest is payable monthly at an annual rate of approximately 16%.

In connection with these financing arrangements, the Company has incurred debt issuance costs of approximately 21% of the total obligation.  These costs are being amortized over a three year period using the interest method resulting in an effective annual interest rate of approximately 29% on these obligations.

Obligations under these product financing arrangements consist of the following at December 31, 2001:

Contractual balance	$4,569,796
Less: unamortized debt issuance costs	(215,446)
Total obligation	$4,354,350

As of December 31, 2001, the Company was in default of its obligations under the product financing arrangements.  The Company has not made any interest payments on these obligations since September 2001 and has received notices from various individuals and entities requesting buyouts of approximately $1,350,000 as of december 31, 2001.

8.

Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2001, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $8,500,000 which expire in various tax years through 2021.  Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2001 are as follows:

Deferred tax assets:
Net operating losses	$2,912,633
Intangible assets	8,219
Valuation allowance	(2,820,112)

Total deferred tax assets	100,740

Deferred tax liabilities:
Property and equipment	(100,740)

Total deferred tax liability	(100,740)

Net deferred tax asset (liability)	$ -

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2001 and 2000 is as follows:

	2001		2000
	Amount	%	Amount	%

Benefit for income tax at
federal statutory rate	$(1,004,556)	(34.0)%	$ (459,636)	(34.0)
Other	9,323	0.0	(37,400)	(0.3)
Increase in valuation
allowance	995,233	34.0	497,036	34.3

	$ -	0.0%	$ -	0.0%

9.

Redeemable Common Stock

In 1997 the Company entered into an agreement to redeem 1,505,399 shares of common stock from certain stockholders at par value of $.005 per share with the consideration for such redemption to be paid pro-rata to such stockholders by March 31, 1998.  In February 2000 the Company and stockholders released 727,108 shares of common stock from the redemption requirement, leaving 778,291 shares to be redeemed.  As of December 31, 2001 none of the shares have been redeemed but may be redeemed at the option of the Company.

10.

Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.

In 1997 and 1998 the Company granted incentive stock options to certain officers and members of the Company’s board of directors to purchase 1,499,000 shares of the Company’s common stock at par value of $.005 per share.  These options are exercisable based on various levels of the Company’s stock price: (i) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $1.50 per share; (ii) options to purchase 583,000 shares at par value are exercisable if the Company’s stock is trading at $3.00 per share; (iii) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $4.50 per share; and (iv) options to purchase 250,000 shares at par value are exercisable if the Company’s common stock is trading at $5.00 per share.  In 1999, options to purchase 300,000 shares of common stock were exercised.  There is no expiration date on these options.

In 1997 and 1998 in connection with the convertible notes payable to certain stockholders (See Note 6) the Company granted options to purchase 75,000 shares of its common stock, at its par value of $.005 per share, to these convertible note holders.

On January 1, 2000 the Company granted options to certain employees and non-employees to purchase 350,000 shares of the Company's common stock at $0.15 per share, which approximated fair market value. The options are fully vested and exercisable at the date of grant and expire on January 1, 2003.

In July 2001 options to purchase 150,000 shares of common stock were granted to a consultant as inducement for services to be provided to the Company.  The options are exercisable at (i) the closing bid price per share on the date of grant for 50,000 shares; (ii) the closing bid price at the date of grant plus $.50 per share for 50,000 shares; and (iii) the closing bid price at the date of grant plus $1.00 per share for 50,000 shares.  These options expire five years from the date of grant.  The Company deemed the value of these options to be immaterial at the date of grant.

On June 1, 2001 the Company granted options to an employee to purchase 100,000 shares of the Company’s common stock at $0.49 per share, which was the fair market value of the common stock on the date of grant.  The options are exercisable on June 1, 2002.

In September 2001 the Company granted incentive stock options to certain officers and members of the Company’s board of directors to purchase 1,499,000 shares of the Company’s common stock at par value of $.005 per share.  These options are exercisable based on various levels of the Company’s stock price: (i) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $1.50 per share; (ii) options to purchase 583,000 shares at par value are exercisable if the Company’s stock is trading at $3.00 per share; (iii) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $4.50 per share; and (iv) options to purchase 250,000 shares at par value are exercisable if the Company’s common stock is trading at $5.00 per share.  There is no expiration date on these options.

In September 2001, the Company’s stockholders amended the 2000 Incentive Stock Option Plan (the “Plan”).  The stockholders have authorized 6,000,000 shares for the Plan and options granted under the Plan may be either incentive stock options or non-statutory stock options subject to certain restrictions as specified in the Plan.  During the year ended December 31, 2001 no options have been granted under this Plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, because the exercise price of the Company's employee stock options is greater equals the fair market price of lighting stock on the date of grant, no compensation expense has been recognized.

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for 2001 and 2000:

risk free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 70%; and a weighted average expected life of the options of 1 to 5 years.  For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance, as required by Statement 123.  The Company’s proforma information is as follows:

2001

2000

Net loss–as reported

$(2,954,576)

$(1,351,871)

Net loss–proforma

$(2,982,396)

$(1,377,876)

Basic and diluted loss per share-as reported

$     (0.09)

$     (0.05)

Basic and diluted loss per share-proforma

$     (0.09)

$     (0.05)

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2001 and 2000 follows:

	Number of
	Shares
	Under	Weighted-Average
	Options	Exercise Price

Outstanding - December 31, 1999	1,274,000	$0.005

Granted	350,000	$0.15
Exercised	-	-
Forfeited	-	-

Outstanding - December 31, 2000	1,624,000	$0.04

Granted	1,749,000	$0.10
Exercised	-	-
Forfeited	-	-

Outstanding – December 31, 2001	3,373,000	$0.12

Exercisable – December 31, 2001	575,000	$0.30

Following is a summary of outstanding stock options at December 31, 2001:

Number of		Expiration	Weighted Average
Shares	Vested	Date	Exercise Price

2,698,000	-		$0.005
350,000	350,000	2003	$0.15
150,000	150,000	2006	$0.81
100,000	-	2002	$0.49
75,000	75,000	-	$0.005

3,373,000	575,000

In June 2000, the Company entered into a subscription agreement for up to a $15,000,000 sale of common stock and warrants under an investment financing agreement with an institutional private equity fund (the “Investor”).  This financing allows the Company to issue common stock and warrants at the Company’s discretion as often as monthly as funds are needed in amounts based upon certain market conditions.  The pricing of each common stock sale is based upon current market prices at the time of each sale, and the Company may set a floor price for the shares each month at the Company’s discretion.

In connection with the execution of this agreement, the Company issued warrants to the Investor to purchase 245,000 shares of the Company’s common stock at $0.625 per share and 245,000 shares of the Company’s common stock at $1.00 per share, which was the stock’s approximate market value at the time of each issuance.  These warrants are exercisable until they expire in April 2005.  In addition, for each sale on this equity line the Investor receives additional warrants to purchase the Company’s common stock equal to 10% of equity sold, exercisable at a price equal to 110% of the market price.  These warrants are exercisable for a five-year period from the date of issuance.  As of December 31, 2001, the Company has issued 6,703 such warrants to the Investor with exercise prices ranging from $0.16 to $0.42 per share.

A summary of the Company’s stock warrant activity and related information is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1999	-	$ -

Granted	493,933	$0.81
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2000	493,933	$0.81

Granted	2,770	$0.21
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2001	496,703	$0.81

11.

Commitments and Contingencies

Lease Obligations

On August 4, 2000 the Company entered into a long-term operating lease for its office and manufacturing facility in Phoenix, Arizona, which is owned by an entity controlled by a stockholder of the Company.  The monthly lease cost to the Company is equal to all expenses related to the building, including, but not limited to, mortgage, taxes, fees, maintenance and improvements.  The minimum monthly cost is approximately $9,000.  As of December 31, 2001 the Company owed approximately $35,000 to the stockholder for rent in 2001 that had not been paid.

Minimum lease payments due under leases with remaining lease terms of greater than one year are as follows:

2002	$ 142,000
2003	107,410
2004	107,410
2005	107,410
2006 and thereafter	2,218,160

$2,682,390

The Company rents office space in Arlington, Texas on a month-to-month basis at $1,500 per month from an officer and stockholder of the Company.  No payments have been made to date.

Litigation

The Company is currently a party to certain litigation arising in the normal course of business.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

12.

Business Segments

During the year ended December 31, 2001 and 2000, the Company operated primarily in two strategic business units that offer different products and services:  revenue sharing arrangements with theme parks and arcades and custom applications utilizing its virtual reality concept.  Financial information regarding these business segments is as follows:

Continued

#

	Theme Parks	Custom
	and Arcades	Applications	Other	Total

Year ended December 31,
2001:

Revenues	$1,763,280	$ 699,599	$ 185	$2,463,064
Income (loss) from oper-
ations	(421,253)	62,358	(1,216,132)	(1,555,027)
Total assets	845,558	-	115,349	960,907
Interest expense	1,053,097	-	403,550	1,456,647
Depreciation expense	514,926	-	67,091	582,017
Capital expenditures	88,656	-	-	88,656

Year ended December 31,
2000:

Revenues	$2,173,025	$ 739,251	$ 446,850	$3,359,126
Income (loss) from op-
erations	(509,407)	268,580	(417,321)	(658,148)
Interest expense	848,140	-	325,010	1,173,150
Depreciation expense	467,552	-	60,919	528,471
Capital expenditures	847,114	-	83,662	930,776

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on operating earnings of the respective business units.

13.

Related Party Transactions

Included in the December 31, 2001 balance sheet is a note receivable from a stockholder of the Company.  This note originated when the Company made a down payment of $102,782 on behalf of the stockholder who purchased the building which the Company currently leases (See Note 11).  The note is non-interest bearing and is due on demand.  The note was paid down by $34,897 during the year ended December 31, 2001.

Included in accounts payable in the December 31, 2001 balance sheet is $204,592 payable to a firm which is owned by an officer/stockholder of the Company for legal services and office rent (See Note 11).

Included in accrued interest payable in the December 31, 2001 balance sheet is $108,732 of interest due to stockholders of the Company.

#

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

Name	Age	Positions	Date became director or executive officer
L. Kelly Jones	48	Chief Executive Officer and Chairman of the Board of Directors	March 26, 1997
Bob Ferris	30	President and Director	September 21, 2001
Lance Loesberg	45	Executive Vice-President and Director	September 21, 2001
John F. Aleckner, Jr.	56	Director	March 26, 1997
L. Andrew Wells	33	Director	September 21, 2001
Kimberly Biggs	35	Secretary and Treasurer	March 26, 1997

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

There are no family relationships between any of the directors and executive officers, other than Messrs. Ferris and Wells being brothers-in-law. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

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

Bob Ferris became president of the Company in September of 2001.  He previously had been the president of the former Ferris Productions, Inc. since he founded that company in 1993.  Mr. Ferris attended the United States Air Force Academy with a major in management.  He received a degree in systems engineering from the University of Arizona.

Lance Loesberg became executive vice-president of the Company in September of 2001.  He had previously been the vice-president of business development of the former Ferris Productions, Inc., a position he had held since 1997.  Prior to his employment with Ferris, Mr. Loesberg had served as North American sales director for Virtuality, an early leader in the virtual reality field.  He holds a B.S. degree in Marketing from Arizona State University.

John F. Aleckner, Jr. is a private investor. He was elected President of the Company as of December 14, 1999, a post he held until September of 2001. From 1983 to 1989 Mr. Aleckner was vice-president and a shareholder of Research Polymers International Corporation, a compounder of specialty plastic materials which was acquired by another Company in 1987. From 1984 to 1998, he was vice-president of marketing and sales and a principal shareholder in UVTEC, Inc., a marketer of specialty plastic compounds which was, prior to the sale of Research Polymers, affiliated through common stock ownership with Research Polymers, and which acted as a broker in connection with purchases by Research Polymers and other companies. From 1971 to 1983 he was employed by Ciba-Geigy Corporation in various sales capacities. He holds a B.S. in Chemistry from Case Institute of Technology.

L. Andrew Wells is managing partner of CenterPoint Partners, LLC, a Houston-based corporate finance advisory firm formed in January of 2002. CenterPoint is an amalgamation of the former Strategic Securities, Inc. and some other Houston-based regional investment banking groups’ advisory divisions. From 1997 until 2002, he was the principal of Strategic Securities, Inc., a Houston-based merchant banking firm which he founded in 1997.  From June 2000 until March of 2001, Mr. Wells also served on an interim bases as chief financial officer of U. S. Operators, Inc., a San Antonio-based call center which was reorganizing under Chapter 11 of the bankruptcy code.  Prior to 1997, Mr. Wells was employed by a regional NASD broker/dealer in Houston, Texas.  He holds a B.S. degree from Stephen F. Austin State University and NASD licenses 7 (general securities), 63, 65 (registered investment advisor), and 24 (securities principal).

Kimberly Biggs has for the last 12 years been legal administrator of the Arlington law firm of Jones & Cannon (which provides legal services for the Company) as legal administrator, a position which she holds to this date.

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

Date	Recipient	Number of shares
1/20/01	John F. Aleckner, Jr.	127,660
1/20/01	L. Kelly Jones	127,660
3/16/01	John F. Aleckner, Jr.	58,824
4/30/01	John F. Aleckner, Jr.	40,000
6/1/01	L. Kelly Jones	40,000
6/19/01	L. Kelly Jones	41,667
6/29/01	John F. Aleckner, Jr.	39,474
7/3/01	L. Kelly Jones	52,632
7/17/01	L. Kelly Jones	40,000
8/8/01	L. Kelly Jones	23,809
8/21/01	John F. Aleckner, Jr.	144,736
12/19/01	John F. Aleckner, Jr.	228,571
12/19/01	L. Kelly Jones	137,143
12/21/01	L. Kelly Jones	15,000

SIGNIFICANT EMPLOYEES

In addition to the officers and directors identified above, the following employees play a significant role in the Company's operations.

Rob White, age 35, serves as vice-president of operations for the Company.  Prior to joining the former Ferris Productions, Inc. in 1997, Mr. White had extensive experience as an operator in the entertainment industry, including designing and managing one of the world’s largest high-tech entertainment projects, XS in New York City’s Times Square.

Steve Haag, age42, serves as vice-president of business development for the Company.  Mr. Haag received his bachelors degree in psychology, with a minor in organizational behavior, from Webster University in 1993, and his bachelors degree in education from the University of Missouri-St. Louis in 1999.  Prior to being employed by the Company, he was  employed at Connect Computer Group, Inc., the firm which was largely responsible for the development of the Company's kiosk and computer systems.  Mr. Haag previously served as a direct-marketing project manager/trainer, representing AT&T Business Service. Matt Burlend, age 28, serves as vice-president of production and senior engineer.  Prior to his employment with the former Ferris Productions, Mr. Burlend was employed at Panduit Corporation, a designer of automated production equipment, as a machine design engineer.  Mr. Burlend holds a mechanical engineering degree from Olivet Nazarene University.

Al Spivey, age 47, serves as director of production for the Company. Mr. Spivey attended Tarrant County Junior College and the University of Texas-Dallas, majoring in computer science, and received his technical education from IBM, Hewlett-Packard, and Burroughs technical schools.  Prior to being employed by the Company, Mr. Spivey was the owner of Premier Computers, Inc., a value-added reseller of premium computer components and software.  Previously, Mr. Spivey worked as senior systems analyst at Amdahl Computer Corporation, and as a software engineer at Nortel Corporation.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the prior three (3) fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
L. Kelly Jones, Chief Executive Officer and Chairman of the Board of Directors	2001	-	-	-	-	-
	2000	-	-	-	-	-
	1999	-	-	-	-	-
Bob Ferris, president and director	2001	$60,000	-	-	-	687,000(1)
	2000	$60,000	-	-	-	75,000(2)
	1999	$60,000	-	-	-	-
Lance Loesberg, executive vice-president and director	2001	$75,833	-	-	-	225,000(3)
	2000	$75,000	-	-	-	75,000(4)
	1999	$75,000	-	-	-	-
John F. Aleckner, Jr.,director	2001
	2000	-	-	-	-	-
	1999	-	-	-	-	-
L. Andrew Wells, director	2001	-	-	-	-	687,000(5)
	2000	-	-	-	-	-
	1999	-	-	-	-	-
Kimberly Biggs, Secretary and Treasurer	2001	-	-	-	-	-
	2000	-	-	-	-	-
	1999	-	-	-	-	-

(1)

These options, incentive in nature, provide that Mr. Ferris may purchase (i) 154,000 shares at par value subject to the condition precedent that the Company’s shares are trading at $1.50 per share, (ii) 279,000 shares at par value subject to the condition precedent that the Company’s shares are trading at $3.00 per share, (iii) 154,000 shares at par value subject to the condition precedent that the Company’s shares are publicly trading at $4.50 per share, and (iv) the balance of 100,000 shares at par value subject to the condition precedent that the Company’s shares are publicly trading at $5.00 per share.  These incentive stock options were granted to Mr. Ferris by the Company’s board of directors (Mr. Ferris abstaining) on September 20, 2001 in conjunction with the merger of Ferris Productions, Inc. into GameCom, Inc.

(2)

These options are exerciseable at $1.00 per share, are fully vested and expire January 1, 2003.

(3)

Includes options on 125,000 shares which are incentive in nature and, provide that Mr. Loesberg may purchase (i) 25,000 shares at par value subject to the condition precedent that the Company’s shares are trading at $1.50 per share, (ii) 25,000 shares at par value subject to the condition precedent that the Company’s shares are trading at $3.00 per share, (iii) 25,000 shares at par value subject to the condition precedent that the Company’s shares are publicly trading at $4.50 per share, and (iv) the balance of 50,000 shares at par value subject to the condition precedent that the Company’s shares are publicly trading at $5.00 per share.  These incentive stock options were granted to Mr. Loesberg by the Company’s board of directors (Mr. Loesberg abstaining) on September 20, 2001 in conjunction with the merger of Ferris Productions, Inc. into GameCom, Inc. Also includes options granted on June 1, 2001 to purchase 100,000 shares of the Company’s common stock at $0.49 per share, which was the fair market value of the common stock on the date of grant. Those options are exercisable on June 1, 2002.

(4)

These options are exerciseable at $1.00 per share, are fully vested and expire January 1, 2003.

(5)

These options, incentive in nature, provide that Mr. Wells may purchase (i) 154,000 shares at par value subject to the condition precedent that the Company’s shares are trading at $1.50 per share, (ii) 279,000 shares at par value subject to the condition precedent that the Company’s shares are trading at $3.00 per share, (iii) 154,000 shares at par value subject to the condition precedent that the Company’s shares are publicly trading at $4.50 per share, and (iv) the balance of 100,000 shares at par value subject to the condition precedent that the Company’s shares are publicly trading at $5.00 per share.  These incentive stock options were granted to Mr. Wells by the Company’s board of directors (Mr. Wells abstaining) on September 20, 2001 in conjunction with the merger of Ferris Productions, Inc. into GameCom, Inc.

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

On September 21, 2001, the Company’s shareholders approved the 2000 Incentive Stock Option Plan, and increased the shares authorized for the Plan from 1,500,000 to 6,000,000.

COMPENSATION OF DIRECTORS

No Director receives or has received any compensation from the Company for service as a member of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 26, 2002, certain information with respect to the Company's equity securities believed by the Company to be owned of record or beneficially by (i) each Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Shareholders' Name and Address	Number of Shares Owned	Percent
L. Kelly Jones 440 North Center Arlington, Texas 76011	3,088,752 (1)	9.1%
Bob Ferris 1941 South Brighton Circle Mesa, Arizona 85208	5,060,240(2)	14.9%
Lance Loesberg 7700 Heather Ridge Court Irving, Texas 75063	542,169(3)	1.6%
John F. Aleckner, Jr. 1901 Rockcliff Court Arlington, Texas 76012	2,172,076(4)	6.4%
L. Andrew Wells 1011 Compass Cove Circle Spring, Texas 77379	2,530,120(5)	7.4%
Kimberly Biggs 2414 Green Willow Court Arlington, Texas 76001	42,460 (6)	*
Dave and Nancy Ferris (7) 719 Misty Lea Houston, Texas 77090	5,286,556	15.6%
All Officers and Directors As a Group (6 Persons)	13,435,817 (1)(2)(3)(4)(5)(6)	39.5%

*less than 1%.

(1)

Excludes incentive conditional options to purchase 833,000 shares of Common Stock for $4,165.00, which are not exercisable within 60 days.

(2)

Excludes incentive conditional options to purchase 687,000 shares of Common Stock for $3,435.00, which are not exercisable within 60 days.

(3)

Excludes incentive conditional options to purchase 125,000 shares of Common Stock for $625.00, which are not exercisable within 60 days.

(4)

Excludes incentive conditional option to purchase 333,000 shares of restricted Common Stock for $1665.00, which is not exercisable within 60 days.

(5)

Excludes incentive conditional options to purchase 687,000 shares of Common Stock for $3,435.00, which are not exercisable within 60 days.

(6)

The Company is obligated to redeem 16,559 of these shares for a nominal amount.

(7)

Mr. and Mrs. Ferris are the parents of Bob Ferris.

(8)

Based on 33,992,200 shares outstanding.

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

In addition, there is a possibility, which management regards as remote, that the Company may be required to issue a substantial number of additional shares to the holder of one of its notes under the penalty provisions of that note.. Since those shares would be issued for no additional consideration, any such issuance could cause significant dilution in the book value per share of shares presently outstanding.

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

Item 12.

Certain Relationships and Related Transactions

Mr. Jones, the chief executive officer of the Company, is also president of Jones & Cannon, a Texas professional corporation, which has provided legal services to the Company and which may continue to provide legal services to the Company in the future.  The Company currently owes Jones & Cannon an amount in excess of $216,377.11 for legal services rendered. Jones & Cannon had also been providing the limited amount of office space required by the Company and certain clerical and other services required for the Company's operations without charge until June 5, 2000 under an oral agreement with Mr. Jones.

Mr. Ferris, the president of the Company, is the owner of Ferris Holdings, L.L.C., which is landlord on a lease to the Company for its production facilities in Phoenix, Arizona.  The Company currently owes Ferris Holdings, L.L.C. an amount equal to $35,810.00 in arrearage on its lease.

In December, 1997, the Company agreed to redeem at par value an aggregate of 1,505,399 shares of the Common Stock held by the ten former shareholders of First Brewery of Dallas, Inc., a company the Company had acquired in April, 1997. The aggregate redemption price was to have been $7,527.02. That redemption was to have occurred no later than March 31, 1998. However, the Company did not have sufficient funds to honor this commitment and is currently in default under the agreement. Messrs. Jones and Aleckner and Ms. Biggs were among those whose shares were to have been redeemed. In February, 2000, the Company and Messrs. Jones and Aleckner agreed that the shares that were to have been redeemed from those two individuals would not be redeemed. The Company anticipates that the remaining shares will be redeemed during the second quarter of 2002.

During the period from July, 1997 through May, 1998 Mr. Jones, the chairman of the board and chief executive officer of the Company, lent the Company an aggregate of $90,000 for use as operating capital.  Of this amount, $65,000 was subsequently eliminated when Mr. Jones accepted in full satisfaction of that debt certain equipment securing bank debt which Mr. Jones had guaranteed, leaving a balance of $25,000.00.  This indebtedness is evidenced by an unsecured demand promissory note at an annual interest rate of 12 % per annum.  During the period from November, 2000 through December, 2001, Mr. Jones lent the Company an aggregate of $81,000 for use as operating capital, for a total indebtedness of $106,000.  This $81,000 indebtedness is evidenced by unsecured promissory notes without interest.

During the period from March, 2001 through December, 2001 Mr. Aleckner, a director of the Company, lent the Company an aggregate of $75,000 for use as operating capital.  This indebtedness is evidenced by unsecured promissory notes with no annual interest rate.

During the period from June, 1993 through April, 2001, Dr. Dave and Nancy Ferris, shareholders of the Company, lent the Company an aggregate of $151,031 for use as operating capital.  During October of 2001, Dr. Dave and Nancy Ferris lent the Company $21,500 for use as operating capital, for a total indebtedness of $172,531.  This $21,500 indebtedness is evidenced by an unsecured promissory note with no annual interest rate.

Item 14. Exhibits and Reports on Form 8K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Exhibits

Exhibit

No.

Description

10

Commercial Lease Agreement ("Lease") dated August 4, 2000, between Ferris Holdings, L.L.C. and Ferris Productions, Inc.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMECOM, INC.

(Registrant)

By:

/s/ L. Kelly Jones

L. Kelly Jones, Chief Executive Officer

Dated April 1, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Kelly Jones	Chief Executive Officer, Chief Financial Officer and Director	April 1, 2002
L. Kelly Jones
/s/ Bob Ferris	President and Director	April 1, 2002
Bob Ferris
/s/ Lance Loesberg	Executive Vice-President and Director	April 1, 2002
Lance Loesberg
/s/ John F. Aleckner, Jr.	Director	April 1, 2002
John F. Aleckner, Jr.
/s/ L. Andrew Wells	Director	April 1, 2002
Andrew Wells

#