Form 10QSB
period 2002-03-31
GAMECOM INC
filed 2002-05-15
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission File Number 000-28381

VIRTRA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

GAMECOM, INC.

(Former name, former address and former fiscal year, if changed since last report)

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

YES |X| NO |_|

As of March 31, 2002, the Registrant had outstanding 34,446,746 shares of common stock, par value $.005 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001

Consolidated Statement of Operations for the three months ended March 31, 2002 and 2001

Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2002

Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001

Selected Notes to Financial Statements

VIRTRA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2002 and December 31, 2001

	March 31, 2002 (Unaudited)	December 31, 2001 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 5,026	$ -
Accounts receivable	20,862	15,669
Total current assets	25,888	15,669

Property and equipment, net	691,032	822,964
Note receivable-related party	67,885	67,885
Intangible assets, net	49,857	54,389
Total assets	$ 834,662	$ 960,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,067,994	$1,079,464
Current portion of obligations under product financing arrangements	2,109,002	1,840,436
Notes payable-stockholders	885,031	710,531
Accounts payable	1,192,305	1,020,574
Book overdraft	-	33,172
Accrued interest payable	171,364	146,341
Accrued liabilities	244,571	355,365
Total current liabilities	5,670,267	5,185,883

Obligations under product financing arrangements, net of current portion	2,513,914	2,513,914
Total liabilities	8,184,181	7,699,797

Redeemable common stock, 778,291 shares at $.005 par value	3,891	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 34,446,746 and 32,931,842 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	172,235	164,660
Additional paid-in capital	2,298,514	2,129,589
Accumulated deficit	(9,824,159)	(9,037,030)
Total stockholders’ deficit	(7,353,410)	(6,742,781)
Total liabilities and stockholders’ deficit	$ 834,662	$ 960,907

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  See accompanying notes.

VIRTRA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

for the three months ended March 31, 2002 and 2001

 (Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Theme parks and arcades	$ 79,529	$ 175,506
Custom applications and other	127,572	356,202

Total revenue	207,101	531,708

Cost of sales and services	86,780	185,431

Gross margin	120,321	346,277

General and administrative expenses	433,576	728,525

Loss from operations	(313,255)	(382,248)

Other income (expenses):
Interest income	-	741
Interest expense and finance charges	(480,746)	(340,698)
Other income	6,872	150

Total other income (expenses)	(473,874)	(339,807)

Net loss	$ (787,129)	$ (722,055)

Weighted average shares outstanding	33,504,660	31,516,523

Basic and diluted net loss per common share	$ (0.02)	$ (0.02)

See accompanying notes.

VIRTRA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the three months ended March 31, 2002

__________

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2001	32,931,842	$ 164,660	$2,129,589	$(9,037,030)	$(6,742,781)

Common stock issued for financing fees	1,494,904	7,475	167,025	-	174,500

Common stock issued for services	20,000	100	1,900	-	2,000

Net loss	-	-	-	(787,129)	(787,129)

Balance at March 31, 2002	34,446,746	$ 172,235	$2,298,514	$(9,824,159)	$(7,353,410)

See accompanying notes.

VIRTRA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the three months ended March 31, 2002 and 2001

 (Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (787,129)	$ (722,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,464	144,643
Amortization of debt issuance costs	268,566	-
Bad debt expense	-	33,471
Stock issued as financing fees	174,500	60,000
Stock issued as compensation for services	2,000	50,500
(Increase) decrease in operating assets	(5,193)	142,556
Increase (decrease) in accounts payable and accrued expenses	85,960	(133,309)

Net cash used in operating activities	(124,832)	(424,194)

Cash flows from investing activities:
Capital expenditures	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	60,000
Payments on notes payable	(11,470)	-
Proceeds from obligations under product financing arrangements	-	377,550
Payments on obligations under product financing arrangements	-	-
Proceeds from notes payable to stockholders	174,500	-
Decrease in book overdraft	(33,172)	(5,574)
Proceeds from issuance of common stock	-	25,000

Net cash provided by financing activities	129,858	456,976

Net increase (decrease) in cash and cash equivalents	5,026	32,782

Cash and cash equivalents at beginning of period	-	6,135

Cash and cash equivalents at end of period	$ 5,026	$ 38,917

Non-cash investing and financing activities:

Interest paid	$ 12,657	$ 194,328

Income taxes paid	$ -	$ -

Common stock issued as repayment of notes payable to stockholders	$ -	$ 50,000

See accompanying notes.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Effective April 15, 2002, the Company’s board of directors approved a change in the Company’s name to VirTra Systems, Inc.

2.

Notes Payable to Stockholders

During the three months ended March 31, 2002, the Company borrowed an additional $174,500 from certain stockholders of the Company and incurred $174,500 of finance charges associated with the issuance of these new loans.

3.

Income Taxes

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim consolidated financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from the future utilization of net operating loss carryforwards.

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

Overview

Effective May 6, 2002, the Company’s name was changed from “GameCom, Inc.” to “VirTra Systems, Inc.,” pursuant to authority granted to the board of directors by the shareholders at its September, 2001 meeting.

Effective September, 2001, GameCom completed the acquisition of Ferris Industries, Inc., a leading developer and operator of virtual reality devices. Ferris designed, developed, and distributed technically-advanced products for the entertainment, simulation, promotion, and education markets. Its virtual reality (VR) devices are computer-based and allow people to view and manipulate graphical representations of physical reality. The acquisition provided the Company with a wider array of products within the Company's industry, an experienced management team, an existing revenue stream, and established distribution channels. Until it acquired Ferris, GameCom had devoted substantially all of its efforts to implementing its `Net GameLink (TM), product, an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. It intends to continue development and deployment of that entertainment system while at the same time expanding Ferris' business. Post-merger, the anticipated deployment of the Company's existing virtual reality technology is anticipated to be highly profitable.

The Ferris acquisition was accounted for as a pooling of interests. Ferris was much larger than GameCom in terms of assets, and had substantial revenues whereas GameCom had essentially no revenues at the time of the acquisition. As a result, the discussion below relates in major part to the Ferris operations rather than GameCom's.

Future revenues and profits will depend upon various factors, including market acceptance of `Net GameLink (TM) and, more importantly, on the success of Ferris' product lines, as well as on general economic conditions.  The Company’s anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001.  The Company remains in advanced discussions with representatives of Homeland Security regarding the Company’s technology and its capabilities in the detection and mitigation of risks.  There can be no assurances that these advanced discussions will be fruitful.

There can be no assurances that the Company will successfully implement its expansion plans, including the `Net GameLink (TM) entertainment concept, the hoped-for expansion of Ferris' operations, and the anticipated entry into the training/simulation market with the Company’s advanced training simulators. The Company faces all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of the business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, and the need to control operating and general and administrative expenses. While the Ferris acquisition provided an established stream of revenues and historically favorable gross margins, Ferris had not yet generated a profit, and substantial additional capital, or major highly-profitable custom applications, will be needed if those operations are to become profitable.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Two major factors affect the Company's results of operations for the three months ended March 31, 2002 compared to the corresponding period of 2001. First, revenues declined. Second, interest expense increased.

Revenues from both of the Company's virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which the Company is able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. The Company had revenue of $207,101 for the three months ended March 31, 2002 compared to $531,708 for the corresponding three months of 2001. Revenue from theme parks and arcades declined primarily because the Company did not substantially update the content of its virtual reality systems at these facilities during 2001. Revenue from custom applications and other sources also declined, reflecting the fact that the Company completed several major projects in the first quarter of 2001 and revenues from new projects in this area had not yet begun. Cost of sales and services decreased in proportion to the reduced sales. General and administrative costs of $433,576 for the three months ended March 31, 2002, compared to $728,525 for the three months ended March 31, 2001decreased primarily due to the Company’s efforts to reduce its overhead costs.

Interest expense increased to $480,746 for the three months ended March 31, 2002 compared to $340,698 for the corresponding period of 2001 largely because the Company received additional loans from its stockholders in 2002 and, as an incentive to loan additional funds, the Company issued common stock to those stockholders and incurred $174,500 in additional finance charges in 2002.

Liquidity and Capital Resources

As of March 31, 2002 the Company's liquidity position was extremely precarious. The Company had current liabilities of $5,670,267, including $2,109,002 in obligations under the lease financing for its virtual reality systems, and short-term notes payable of $1,067,994, some of which were either demand indebtedness or were payable at an earlier date and were in default, and related accrued interest on the notes. As of March 31, 2002 there were only $25,888 in current assets available to meet those liabilities.

The Company has not made any draws under its equity line of credit since March 2001, because the price and volume of trading in the Company's shares have been too low to make that source of financing attractive. To date the Company has met its capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, and certain private placement offerings. For the three months ended March 31, 2002, the net loss from operations was $(313,255). After taking into account the non-cash items included in that loss, the Company's cash requirements were approximately $125,000. To cover these cash requirements, the Company increased its borrowings from shareholders by $174,500, applying 11,470 of that amount to payments on notes payable and 33,172 to repayment of a book overdraft.

Plan of Operations

The opinion of the Company's independent auditor for each of the last two fiscal years expressed substantial doubt as to the Company's ability to continue as a going concern. The Company will need substantial additional capital or new lucrative custom application projects to become profitable. Assuming that capital becomes available, or the Company is successful in achieving major custom application projects, the Company expects to achieve profitability within the next 12 months. If the Company cannot negotiate up-front payment, the Company may need additional financing  to acquire major custom application projects currently under negotiation, in order to carry out its expansion plans.  The Company is presently negotiating with several investment bankers and interested financiers with regard to funding necessary for the Company to continue in operation.  The Company has not obtained commitments for that financing, and as a result the Company may not be able to bring certain negotiations for major custom applications to contract fruition.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

Date: May 15, 2002	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer