Form 10QSB
period 2002-06-30
VIRTRA SYSTEMS INC
filed 2002-08-14
CIK 1085243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
or

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

(817) 261-4269
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

As of July 31, 2002, the Registrant had outstanding 35,771,931 shares of common stock, par value $.005 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001

Consolidated Statement of Operations for the three months and six months ended June 30, 2002 and 2001

Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2002

Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and 2001

Selected Notes to Financial Statements

VIRTRA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2002 and December 31, 2001
__________
	June 30,	December 31,
	2002	2001
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ -	$ -
Accounts receivable	20,974	15,669

Total current assets	20,974	15,669

Property and equipment, net	559,108	822,964
Note receivable-related party	67,885	67,885
Intangible assets, net	45,325	54,389

Total assets	$ 693,292	$ 960,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 1,025,397	$1,079,464
Current portion of obligations under product financing
arrangements	1,961,760	1,840,436
Notes payable-stockholders	910,031	710,531
Accounts payable	1,267,505	1,020,574
Book overdraft	25,638	33,172
Accrued interest payable	185,810	146,341
Accrued liabilities	348,651	355,365

Total current liabilities	5,724,792	5,185,883

Obligations under product financing arrangements, net of current portion	2,782,480	2,513,914

Total liabilities	8,507,272	7,699,797

Redeemable common stock, 778,291 shares at $.005 par value	3,891	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares
authorized, 35,671,931 and 32,931,842 shares issued
and outstanding at June 30, 2002 and December 31,
2001, respectively	178,361	164,660
Additional paid-in capital	2,600,813	2,129,589
Accumulated deficit	(10,597,045)	(9,037,030)

Total stockholders’ deficit	(7,817,871)	(6,742,781)

Total liabilities and stockholders’ deficit	$ 693,292	$ 960,907

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.
VIRTRA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and six months ended June 30, 2002 and 2001
__________
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenue:
Theme parks and arcades	$ 284,648	$ 377,551	$ 364,177	$ 553,057
Custom applications and other	10,315	462,859	137,887	819,061

Total revenue	294,963	840,410	502,064	1,372,118

Cost of sales and services	277,756	782,703	369,113	968,134

Gross margin	17,207	57,707	132,951	403,984

General and administrative expenses	579,807	511,941	1,013,383	1,240,466

Loss from operations	(562,600)	(454,234)	(880,432)	(836,482)

Other income (expenses):
Interest income	-	597	-	1,338
Interest expense and finance charges	(205,709)	(230,137)	(686,455)	(570,835)
Other income	-	43,515	6,872	43,665

Total other income (expenses)	(205,709)	(186,025)	(679,583)	(525,832)

Net loss	$ (768,309)	$ (640,259)	$(1,560,015)	$(1,362,314)

Weighted average shares outstanding	35,208,536	31,602,233	34,356,598	31,400,100

Basic and diluted net loss per common
share	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.04)

See accompanying notes.
VIRTRA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the six months ended June 30, 2002
__________
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31,
2001	32,931,842	$ 164,660	$2,129,589	$ (9,037,030)	$(6,742,781)

Common stock issued for
financing fees	1,780,089	8,901	225,599	-	234,500

Common stock issued for
services	960,000	4,800	245,625	-	250,425

Net loss	-	-	-	(1,560,015)	(1,560,015)

Balance at June 30, 2002	35,671,931	$ 178,361	$2,600,813	$(10,597,045)	$(7,817,871)

See accompanying notes.
VIRTRA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2002 and 2001 (Unaudited)
__________
	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(1,560,015)	$(1,362,314)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	272,920	302,691
Amortization of debt issuance costs	397,390	258,517
Bad debt expense	-	33,471
Stock issued as financing fees and interest	234,500	73,400
Stock issued as compensation for services	250,425	58,754
Changes in operating assets and liabilities:
Accounts Receivable	(5,305)	19,025
Accounts Payable	246,931	57,001
Accrued interest payable	39,469	11,124
Accrued liabilities	(6,714)	-

Net cash used in operating activities	(130,399)	(548,331)

Cash flows from investing activities:
Capital expenditures	-	(16,656)

Net cash used in investing activities	-	(16,656)

Cash flows from financing activities:
Proceeds from notes payable	35,000	60,000
Payments on notes payable	(89,067)	(34,008)
Proceeds from obligations under product financing
arrangements	-	563,860
Payments on obligations under product financing
arrangements	(7,500)	(101,000)
Proceeds from notes payable to stockholders	199,500	45,000
Decrease in book overdraft	(7,534)	-
Proceeds from issuance of common stock	-	25,000

Net cash provided by financing activities	130,399	558,852

Net increase (decrease) in cash and cash equivalents	-	(6,135)

Cash and cash equivalents at beginning of period	-	6,135

Cash and cash equivalents at end of period	$ -	$ -

Non-cash investing and financing activities:

Interest paid	$ 18,589	$ 379,118
Income taxes paid	$ -	$ -
Common stock issued as repayment of notes payable
to stockholders	$ -	$ 95,000
See accompanying notes.
VIRTRA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
__________

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company’s Form 10-KSB and Form DEF 14A filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Effective April 15, 2002, the Company’s board of directors approved a change in the Company’s name to VirTra, Systems, Inc.

2. Notes Payable to Stockholders

During the six months ended June 30, 2002, the Company borrowed an additional $199,500 from certain stockholders of the Company and incurred $199,500 of finance charges associated with the issuance of these new loans.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Two major factors affect the Company's results of operations for the three months ended June 30, 2002 compared to the corresponding period of 2001. First, revenues declined. Second, general and administrative expense increased.

Revenues from both of the Company's virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which the Company is able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. The Company had revenue of $294,963 for the three months ended June 30, 2002 compared to $840,410 for the corresponding three months of 2001. Revenue from theme parks and arcades declined primarily because the Company did not substantially update the content of its virtual reality systems at these facilities during 2001. Revenue from custom applications and other sources also declined, reflecting the fact that the Company completed several major projects in the first quarter of 2001 and revenues from new projects in this area had not yet begun. Cost of sales and services decreased in proportion to the reduced sales. General and administrative costs of $579,807 for the three months ended June 30, 2002, compared to $511,941 for the three months ended June 30, 2001 increased primarily due to additional consulting services, which were paid for in stock.

Interest expense decreased to $205,709 for the three months ended June 30, 2002 compared to $230,137 for the corresponding period of 2001 largely because the Company issued fewer shares as compensation for loans.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Three major factors affect our results of operations for the six months ended June 30, 2002 compared to the corresponding period of 2001.
  revenues declined.
  general and administrative costs decreased.
  interest expense increased.

Revenues from both of our virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which we are able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had revenue of $502,064 for the six months ended June 30, 2002 compared to $1,372,118 for the corresponding six months of 2001. Revenue from theme parks and arcades declined primarily because theme park attendance is down across the country, averaging a 22% decline at the theme parks where our VR Zones are located, season passholder attendance is up significantly, indicating local visitors, who typically do not spend as much per capita as destination tourists, returning to their local parks, and we did not substantially update the content of our virtual reality systems at these facilities during 2001.

Revenue from custom applications and other sources also declined, reflecting the fact that we completed several major projects in the first two quarters of 2001 and revenues from new projects in this area had not yet begun in 2002. Cost of sales and services decreased in proportion to the reduced sales. General and administrative costs of $1,013,383 for the six months ended June 30, 2002, compared to $1,240,466 for the six months ended June 30, 2001, decreased primarily due to our efforts to reduce our overhead costs.

Interest expense increased to $686,455 for the six months ended June 30, 2002 compared to $570,835 for the corresponding period of 2001 largely because we received additional loans from our shareholders in 2002 and, as an incentive to loan additional funds, we issued common stock to those shareholders and incurred $234,500 in additional finance charges in 2002. The decrease in other income of $43,665 for the six months ended June 30, 2001 to $6,872 for the six months ended June 30, 2002 was a result primarily of the sale during the 2001 fiscal period of the entire future revenue stream of some of our games for a lump sum.

Liquidity and Plan of Operations

As of June 30, 2002 our liquidity position was extremely precarious. We had current liabilities of $5,724,792, including $1,961,760 in obligations under the lease financing for our virtual reality systems, $1,267,505 in accounts payable and short-term notes payable of $1,935,428 (plus related accrued interest ), some of which were either demand indebtedness or were payable at an earlier date and were in default. As of June 30, 2002 there were only $20,974 in current assets available to meet those liabilities.
We have not made any draws under our equity line with Swartz since January 2001, because the price and volume of trading in our shares have been too low to make that source of financing attractive. To date we have met our capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, and certain private placement offerings. For the six months ended June 30, 2002, the net loss was $(1,560,015). In order to reduce our cash requirements, we issued approximately $485,000 in common stock to pay financing fees, interest and compensation for services, and allowed accounts payable and accrued liabilities to increase by approximately $280,000. After taking into account the non-cash items included in that loss, our cash requirements were approximately $130,000. To cover these cash requirements, we increased our borrowings from shareholders by $199,500 and borrowed $35,000 from an unrelated party, applying $89,067 of the proceeds of these borrowings to payments on notes payable, $7,500 to payment on one equipment financing lease/promissory note and $7,534 to repayment of a book overdraft.
The opinion of our independent auditor for each of the last two fiscal years expressed substantial doubt as to our ability to continue as a going concern. We will need substantial additional capital or new lucrative custom application projects to become profitable., We may need additional financing to acquire major custom application projects currently under negotiation, in order to carry out our expansion plans. Just after the end of the second quarter, we entered into arrangements with Dutchess Private Equities Fund, L.P. Under these arrangements, Dutchess is to purchase up to $5 million of our common stock over the next two years under an equity line. As with the previous equity line with Swartz, the numbers of shares we will be entitled to sell to Dutchess will be based upon the trading volume of our stock. Dutchess and several other investors participated in a private placement of $250,000 in convertible debentures and Dutchess and other investors will participate in the private placement of an additional $200,000 in convertible debentures with the funds to become available within a few days after the effectiveness of a registration statement covering resale of the shares to be issued under the equity line. Based on recent increases in the stock's trading volume following our entry into the training simulation field, management believes that this equity line will allow us to continue our operations for at least the next twelve months.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1 Certificate of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

Date: August 14, 2002	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer