Form 10QSB
period 2002-09-30
VIRTRA SYSTEMS INC
filed 2002-11-15
CIK 1085243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
or

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

YES |X| NO |_|

As of October 31, 2002, the Registrant had outstanding 36,088,931 shares of common stock, par value $.005 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001

Consolidated Statement of Operations for the three months and nine months ended September 30, 2002 and 2001

Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2002

Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001

Selected Notes to Financial Statements

VIRTRA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2002 and December 31, 2001
__________

	September 30,	December 31,
	2002	2001
ASSETS	(Unaudited)	(Note) _
Current assets:
Cash and cash equivalents	$ 335,848	$ -
Accounts receivable	4,080	15,669

Total current assets	339,928	15,669

Property and equipment, net	427,184	822,964
Note receivable-related party	67,885	67,885
Intangible assets, net	40,793	54,389

Total assets	$ 875,790	$ 960,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 973,396	$1,079,464
Current portion of obligations under product financing arrangements	2,400,877	1,840,436
Notes payable-stockholders	910,031	710,531
Accounts payable	1,284,525	1,020,574
Book overdraft	-	33,172
Accrued interest payable	181,412	146,341
Accrued liabilities	363,297	355,365
Convertible debentures	438,310	-

Total current liabilities	6,551,848	5,185,883

Obligations under product financing arrangements, net of current portion	2,498,914	2,513,914

Total liabilities	9,050,762	7,699,797

Redeemable common stock, 778,291 shares at $.005 par
value	3,891	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 35,881,931 and 32,931,842 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	179,411	164,660
Additional paid-in capital	2,797,805	2,129,589
Accumulated deficit	(11,156,079)	(9,037,030)

Total stockholders’ deficit	(8,178,863)	(6,742,781)

Total liabilities and stockholders’ deficit	$ 875,790	$ 960,907

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

VIRTRA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and nine months ended September 30, 2002 and 2001
__________
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenue:
Theme parks and arcades	$ 583,492	$ 889,622	$ 1,098,172	$ 1,442,679
Custom applications and other	97,314	52,050	235,201	871,111

Total revenue	680,806	941,672	1,333,373	2,313,790

Cost of sales and services	416,151	496,732	935,767	1,432,175

Gross margin	264,655	444,940	397,606	881,615

General and administrative expenses	442,690	737,119	1,456,073	2,010,276

Loss from operations	(178,035)	(292,179)	(1,058,467)	(1,128,661)

Other income (expenses):
Interest income	130	-	130	1,338
Interest expense and finance charges	(381,129)	(362,875)	(1,067,584)	(933,710)
Other income	-	5,670	6,872	49,335

Total other income (expenses)	(380,999)	(357,205)	(1,060,582)	(883,037)

Net loss	$ (559,034)	$ (649,384)	$(2,119,049)	$(2,011,698)

Weighted average shares outstanding	35,745,265	31,791,572	34,819,486	31,414,243

Basic and diluted net loss per common
share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.06)

See accompanying notes.
VIRTRA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the nine months ended September 30, 2002
__________
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31,
2001	32,931,842	$ 164,660	$2,129,589	$ (9,037,030)	$(6,742,781)

Common stock issued for
financing fees	1,780,089	8,901	225,599	-	234,500

Common stock issued for
services	1,080,000	5,400	274,375	-	279,775

Effect of beneficial con-
version feature of con-
vertible debentures	-	-	67,500	-	67,500

Issuance of stock war-
rants with convertible
debentures	-	-	89,400	-	89,400

Common stock issued upon
conversion of deben-
tures and related
interest	90,000	450	11,342	-	11,792

Net loss	-	-	-	(2,119,049)	(2,119,049)

Balance at September
30, 2002	35,881,931	$ 179,411	$2,797,805	$(11,156,079)	$(8,178,863)

See accompanying notes.
VIRTRA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(2,119,049)	$(2,011,698)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	409,376	454,036
Amortization of interest and debt issuance costs	524,685	387,776
Effect of beneficial conversion feature and
warrant costs	156,900	-
Bad debt expense	16,967	33,471
Stock issued as financing fees and interest	234,602	157,500
Stock issued as compensation for services	279,775	255,904
Changes in operating assets and liabilities	312,332	112,460

Net cash used in operating activities	(184,412)	(610,551)

Cash flows from investing activities:
Capital expenditures	-	(16,656)

Net cash used in investing activities	-	(16,656)

Cash flows from financing activities:
Proceeds from notes payable	35,000	60,000
Payments on notes payable	(141,068)	(95,741)
Proceeds from convertible debentures	450,000	-
Proceeds from obligations under product financing
arrangements	-	563,860
Payments on obligations under product financing
arrangements	(15,000)	(101,000)
Proceeds from notes payable to stockholders	199,500	147,500
Increase (decrease) in book overdraft	(33,172)	21,453
Proceeds from issuance of common stock	25,000	25,000

Net cash provided by financing activities	520,260	621,072

Net increase (decrease) in cash and cash equivalents	335,848	(6,135)

Cash and cash equivalents at beginning of period	-	6,135

Cash and cash equivalents at end of period	$ 335,848	$ -

Non-cash investing and financing activities:

Interest paid	$ 39,914	$ 568,677

Income taxes paid	$ -	$ -

Common stock issued as repayment of notes payable
to stockholders	$ -	$ 50,000

Common stock issued upon conversion of debentures	$ 11,690	$ -
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

2. Notes Payable to Stockholders

During the nine months ended September 30, 2002, the Company borrowed an additional $199,500 from certain stockholders of the Company and incurred $199,500 of finance charges associated with the issuance of these new loans.

3. Income Taxes

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim consolidated financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from the future utilization of net operating loss carryforwards.

4. Convertible Debentures

During the nine months ended September 30, 2002, the Company issued $450,000 in convertible debentures. The debentures bear interest at 5% per year payable in cash or registered common stock at the Company’s option. The debentures mature in September 2005 and are convertible, at the option of the holder, to shares of the Company’s common stock at a conversion price per share equal to the lower of (i) 85% of the average of any four of five closing bid prices for the common stock for the five days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.

In addition, the Company issued to the holders of the convertible debentures warrants to purchase 500,000 shares of the Company’s common stock with a strike price of $0.7094 per share and a conversion period of three years. Using the Black-Scholes option pricing model with the following assumptions: (1) volatility of 100%, and (2) interest rate of 5%, the value of the warrants were estimated to be $89,400, which was recorded as interest expense in the accompanying statement of operations. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature of $67,500, is approximately 15%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs, and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

Overview

Effective May 6, 2002, our name was changed from “GameCom, Inc.” to “VirTra Systems, Inc.,” pursuant to authority granted to the board of directors by the shareholders at its September, 2001 meeting.

Effective September, 2001, we completed the acquisition of Ferris Industries, Inc., a leading developer and operator of virtual reality devices. Ferris designed, developed, and distributed technically-advanced products for the entertainment, simulation, promotion, and education markets. Its virtual reality (VR) devices are computer-based and allow people to view and manipulate graphical representations of physical reality. The acquisition provided us with a wider array of products within our industry, an experienced management team, an existing revenue stream, and established distribution channels. Until we acquired Ferris, we had devoted substantially all of our efforts to implementing our `Net GameLink (TM), product, an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. We intend to continue development and deployment of that entertainment system while at the same time expanding Ferris' business. Post-merger, the anticipated deployment of our existing virtual reality technology is anticipated to be highly profitable.

The Ferris acquisition was accounted for as a pooling of interests. Ferris was much larger than GameCom in terms of assets, and had substantial revenues whereas GameCom had essentially no revenues at the time of the acquisition. As a result, the discussion below relates in major part to the former Ferris operations rather than GameCom's.

Future revenues and profits will depend upon various factors, including market acceptance of our two advanced training prototypes currently under production, the success of our continued sales to the advertising/promotion markets, and on a rebound of amusement park attendance. Our anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001. We remain in advanced discussions with representatives of Homeland Security regarding our technology, and our capabilities in the detection and mitigation of risks; in fact, we have recently learned that one federal protective agency has budgeted to buy several of our advanced systems upon the agency's approval of the applicable prototype. There can be no assurances that these advanced discussions will be fruitful or that the prototype will be satisfactory.

We face all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, and the need to control operating and general and administrative expenses. While the Ferris acquisition provided an established stream of revenues and historically favorable gross margins, Ferris had not yet generated a profit, and substantial additional capital, or major highly-profitable custom applications, will be needed if those operations are to become profitable.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Two major factors affected our results of operations for the three months ended September 30, 2002 compared to the corresponding period of 2001. First, revenues declined. Second, general and administrative expense also declined.

Revenues from both of our current virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which we are able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had revenue of $680,806 for the three months ended September 30, 2002 compared to $941,672 for the corresponding three months of 2001. Revenue from theme parks and arcades declined primarily because of a significant national decline in theme park attendance, and because we did not substantially update the content of our virtual reality systems at these facilities during 2002. Revenue from custom applications and other sources increased. The main component of this item is the initial revenue from the recently announced contract with a Fortune 100 company to produce a promotional VR project. Cost of sales and services did not decrease in proportion to the reduced sales because the costs of people required to operate our products at theme parks and arcades do not change directly in proportion to the number of visitors. General and administrative costs of $442,690 for the three months ended September 30, 2002, compared to $737,119 for the three months ended September 30, 2001, decreased primarily due to acquisition-related professional fees and other costs incurred in connection with the Ferris acquisition during the 2001 quarter, which were not repeated in 2002, and due to post-merger operational efficiencies.

Interest expense increased to $381,129 for the three months ended September 30, 2002 compared to $362,875 for the corresponding period of 2001 largely because of additional promissory notes issued to stockholders.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Three major factors affect our results of operations for the nine months ended September 30, 2002 compared to the corresponding period of 2001.
  revenues declined.
  general and administrative costs decreased.
  interest expense increased.

Revenues from both of our current virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which we are able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had revenue of $1,333,373 for the nine months ended September 30, 2002 compared to $2,313,790 for the corresponding nine months of 2001. Revenue from theme parks and arcades declined primarily because theme park attendance is down across the country, averaging a 22% decline at the theme parks where our VR Zones are located, season passholder attendance is up significantly, indicating local visitors, who typically do not spend as much per capita as destination tourists, returning to their local parks, and we did not substantially update the content of our virtual reality systems at these facilities during 2001.

Revenue from custom applications and other sources also declined, reflecting the fact that we completed several major projects in the first two quarters of 2001 and revenues from new projects in this area began only at the end of the third quarter in 2002. During the third quarter we began to book a small amount of revenue from our recently announced virtual reality development contract with a Fortune 100 company. We expect that we will recognize the remainder of the revenue for that project in the fourth quarter. Cost of sales and services decreased in proportion to the reduced sales. General and administrative costs of $1,456,073 for the nine months ended September 30, 2002, compared to $2,010,276 for the nine months ended September 30, 2001, decreased primarily due to our efforts to reduce our overhead costs, and because we incurred professional fees and other costs relating to the acquisition of Ferris in 2001 and those costs were not repeated in 2002, and because of post-merger operational efficiencies.

Interest expense increased to $1,067,584 for the nine months ended September 30, 2002 compared to $933,710 for the corresponding period of 2001 largely because we received additional loans from our shareholders in 2002 and, as an incentive to loan additional funds, we issued common stock to those shareholders and incurred $199,500 in additional finance charges in 2002. The decrease in other income of $49,335 for the nine months ended September 30, 2001 to $6,872 for the nine months ended September 30, 2002 was a result primarily of the sale during the 2001 fiscal period of the entire future revenue stream from one of our contractual locations for a lump sum.

Liquidity and Plan of Operations

As of September 30, 2002 our liquidity position remained precarious. However our sale of debentures to Dutchess, described below, has given us some breathing room. As of September 30, 2002 we had current liabilities of $6,551,848, including $2,400,877 in obligations under the lease financing for our virtual reality systems, $1,284,525 in accounts payable, and short-term notes payable of $973,396 (plus related accrued interest ), some of which were either demand indebtedness or were payable at an earlier date and were in default. As of September 30, 2002 there were only $339,928 in current assets available to meet those liabilities. We will be able to continue operations only if holders of our short-term notes and lease obligations continue to forebear enforcement of those obligations.
On July 12, 2002, we entered into an agreement with Dutchess Private Equities, L.P., pursuant to which Dutchess and other investors participated in the private placement of $450,000.00 in convertible debentures, as well as a private equity line of $5,000,000.00 over the next two years. Registration of the shares to be issued under the terms of the agreement was accomplished pursuant to the terms of an SB-2 filed with the Securities and Exchange Commission on August 12, 2002, and which became effective on September 2, 2002. Dutchess has fully funded the debentures.
We may not make any draws under our equity line with Dutchess, as the price and volume of trading in our shares may be too low to make that source of financing attractive. To date we have met our capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, and certain private placement offerings. For the nine months ended September 30, 2002, the net loss was $(2,119,949). Approximately $1,934,637 of the loss was attributable to non-cash charges for depreciation and amortization, amortization of interest and debt issuance costs, financing charges on the debentures issued to Dutchess through the issuance of securities with favorable conversion features, payment in common stock of financing fees, interest and compensation for services, and increases in accounts payable and accrued liabilities. After taking into account the non-cash items included in that loss, our cash requirements were approximately $184,400. To cover these cash requirements and improve our liquidity, we issued $450,000 in principal amount of debentures to Dutchess increased our borrowings from shareholders by $199,500, and borrowed $35,000 from an unrelated party, applying $141,068 of the proceeds of these borrowings to payments on notes payable, $15,000 to payment on one equipment financing lease/promissory note, and $33,172 to repayment of a book overdraft. This left us with cash and cash equivalents of $335,848 at the end of the period.
The opinion of our independent auditor for each of the last two fiscal years expressed substantial doubt as to our ability to continue as a going concern. We will either need substantial additional capital, or to be successful with lucrative custom application projects in the promotional/advertising markets, or for our entry into the training/simulation market to be successful so as to generate profits to fund the company. We may need additional financing in order to carry out our expansion plans. Based upon our anticipated increase in the stock's trading volume following our entry into the training/simulation market, management believes that the Dutchess financing will allow us to continue our operations for at least the next 12 months, provided holders of our short-term notes and equipment lease obligations continue to give us the breathing room necessary for our new applications to make significant contributions to revenue.

Disclosure Controls and Procedures

Based upon an evaluation performed within 90 days of this report, our CEO and CFO has concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.
In accord with SEC requirements, the CEO and CFO notes that, since the date of his evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

VIRTRA SYSTEMS, INC.

Date: November 14, 2002	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer

The undersigned certifies that as to the above report:
1. He has reviewed the report;
2. Based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
3. Based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;
4. He:
(a) is responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;
(b) has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which the periodic report is being prepared;
(c) has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and
(d) has presented in the report his conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;
5. He has disclosed to the issuer's auditors and to the audit committee of the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and has identified for the issuer's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and
6. He has indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
In stating that the above matters are true "based on his knowledge," the undersigned does not mean that he knows such matters to be true, but means that after reasonable inquiry he does not know of any facts which indicate to him that such matters are not true.

Date: November 14, 2002	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer