Form 10KSB
period 2002-12-31
VIRTRA SYSTEMS INC
filed 2003-04-15
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
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
YES |X| NO |_|
The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 26, 2003 was approximately $1,726,550. The number of shares of Registrant's Common Stock outstanding on March 26, 2003 was 38,091,448. Revenue for the most recent fiscal year was $2,280,484.
Part I

Item 1. Description of Business

BUSINESS OVERVIEW

VirTra Systems, Inc. (the "Company") was organized in 1996 to operate theme concept microbrewery restaurants. In 1997, we acquired First Brewery of Dallas, Inc., which operated the former Hubcap Brewery & Kitchen of Dallas, Texas (later renamed The Schooner Brewery™ brewpub). As a result of several factors, including relatively strict laws that apply to craft brewers in Texas, we found it difficult to develop this initial business, and closed down our microbrewery operations in early 1999.

In December of 1997, we acquired all rights to 'Net GameLink™ , an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. From 1999 when we closed our microbrewery operations until we acquired Ferris Productions, Inc. as described below, we had been devoting substantially all of our efforts to implementing the 'Net GameLink™ product and our operations were limited to development, construction and beta-testing of the initial 'Net GameLink™ prototype system at J. Gilligan's Bar and Grill in Arlington, Texas.

In February, 2000, we changed our jurisdiction of incorporation from Nevada to Texas. We maintain our principal office at 440 North Center, Arlington, Texas 76011, and our telephone number is (817) 261-4269. We also maintain production offices at 5631 South 24th Street, Phoenix, Arizona 85040, with a phone number of (602) 470-1177.

In September, 2001, we completed the acquisition of Ferris Productions, Inc., a leading developer and operator of virtual reality devices. “Virtual reality” is a generic term associated with computer systems that create a real-time visual/audio/haptic (touch and feel) experience. VR immerses participants in a 3-dimensional real-time synthetic environment generated or controlled by one (or several) computer(s). Ferris designed, developed, distributed, and operated technically-advanced products for the entertainment, simulation, promotion, and education markets. The acquisition provided us with a wider array of products within our industry, an experienced management team, an existing revenue stream, and established distribution channels. Post-merger, we believe we are a leading virtual reality developer and manufacturer.

Our virtual reality devices are computer-based, and allow participants to view and manipulate graphical representations of physical reality. Stimulating the senses of sight, sound, touch, and smell simultaneously, our virtual reality devices envelop the participant in dynamic computer-generated imagery, and allow the participant to interact with what he or she sees using simple controls and body motions. Virtual reality products and systems typically employ head-mounted displays that combine high-resolution miniature image source monitors, wide field-of-view optics, and tracking sensors in a unit small and light enough to be worn on the head. These products usually surround the participant with dynamic three-dimensional imagery, allowing the user to change perspective on the artificial scenes by simply moving his or her head. Virtual reality devices have in the past been used primarily in connection with electronic games, as, by surrounding the player with the sights, sounds, and smells he or she would experience in the real world, play is made far more realistic than it would be if merely presented in a two-dimensional flat screen display. Areas of application include entertainment/amusement, advertising/promotion and training/simulation.

Entertainment/amusement

Our virtual reality devices within the entertainment/amusement market are designed to produce a highly-realistic experience at a significantly lower cost than traditional virtual reality technology. Historically, the software for virtual reality games and other applications was separately created for each application. Our systems use a patented Universe™ Control Board, which, when installed in an ordinary PC, makes it possible to quickly adapt PC games for the arcade market, permitting easy conversion of PC games to behave as coin-operated arcade games, and allows the operator to change from one game to another without expensive hardware replacement.

Within the entertainment/amusement market, we have installed and operate virtual reality entertainment centers known as “VR Zones” in over a dozen theme parks and high-traffic visitor locations such as

  Six Flags,
  Paramount Parks,
  Busch Gardens, and
  Carnival Cruise Lines.
These VR Zones are equipped with systems we developed and manufactured, and are operated with Company employees on a revenue-share basis with the theme park locations.

Advertising/Promotion

We entered the advertising/promotion market with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant. This project led us to additional projects within this market, such as a virtual reality bi-plane experience for Red Baron® Pizza, a virtual reality ski jump experience for Chevrolet in conjunction with the “Olympic Torch City Celebration Tour,”
  a recently–completed interactive virtual reality promotional project for Shell Oil Product’s Pennzoil® division, and a current project to build a 3-D immersive theatre for Red Baron® Pizza’s “3-D Flying Adventure™.”

Training/Simulation

Our anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001. Although we have been advised that a major governmental agency has budgeted for our products in its current budget, as of this report’s filing we have not yet sold or received contracts for any of these systems. During the past three quarters, we have gained valuable market feedback from direct contact and meetings with several governmental agencies that resulted in completing the design of two unique virtual reality-based training systems for use-of-lethal force and tactical judgment objectives. The two different systems provide the law enforcement, military, and security markets with a first-of-its-kind 360-degree immersive training environment. The first prototype system, the IVR-p™, was largely completed in December of 2002, and is presently being utilized as a demonstration and marketing tool. We recently completed a revolutionary weapons tracking system, which allows the IVR-p™ to, among other things, track “real” guns, as opposed to plastic, arcade-style guns. In the governmental marketing sector, we have developed significant ongoing relationships with several security-related federal agencies, which have resulted in the submission of confidential proposals currently under review, as well as strategic relationships with large federal defense contractors. Further, we have a number of demonstrations scheduled for the second quarter of 2003. This has occurred during a period of intense federal agency reorganizations and personnel reassignments due to the formation of the Transportation Security Administration and the new Department of Homeland Security.

Internet-Enabled Gaming

Our 'Net GameLink™ system is designed for installation at a relatively modest cost in neighborhood arcade-like gaming centers and social bars. It consists of computers, a networking system, and specially-designed networked kiosks that allow our patrons to play interactive 3D games with either other users at the same location or users at a remote location. The gamestations feature X86 (Intel central processing unit) compatible 3D-game hardware and software. Customers pay for their use of the system through a plastic debit card. Each card is prepaid and is credited with a certain amount of playing time.
Although our immediate focus is on the more-ample opportunities for our virtual reality products in the training/simulation, entertainment/amusement, and advertising/promotion markets, we intend in the future to distribute our ‘Net GameLink™ product, in conjunction with our current Universe™ amusement line of products, in company-owned centers and through third-party distribution agreements. We expect additional revenue from our ‘Net GameLink™ system to be generated through the sale of advertising to companies who wish to reach our demographic market. We expect that the cost of a system to third parties will be in the range of $5000-$6000 per kiosk, including the server for each location. On non-company owned systems, we expect to receive a royalty based on the amount spent by patrons to actually play on the system equal to 15 percent of revenues, and a royalty on the advertising generated by the ‘Net GameLink™ system at each location equal to 50 percent of the advertising revenue paid to the operator.

Virtual Reality Products

Our virtual reality products include:

  VR Sensory Theater™, a 3-seat, sit-down, multi-sensory system designed to allow a large number of entertainment center customers to experience virtual reality in a short period of time. Users seated in the theater put on a headset, suspended from a neutralization arm which allows their heads to rotate a full 360 degrees. The system integrates headset video, audio, and smell for the user. The system comes standard with 3 seats, but can link together for much larger throughput. It is approximately 84 inches long, 36 inches wide, 72 inches high, and weighs approximately 420 lbs.
  The VR-360™, a stand-up interactive system. The user has freedom of movement and is tracked in 360 degrees. The system incorporates state-of-the-art computer equipment, gyro headtracking, audio, microphone communication, and joystick interaction. The system comes standard for one user. The user wears a headset suspended from a support cable on an illuminated neutralization arm. The entire system is approximately 54 inches long, 60 inches wide, 102 inches high, and weighs approximately 490 lbs.
  The VR-720™, a sit-down interactive system designed primarily for use in the company’s VR Zones. The user, while seated, is tracked in 360 degrees. The system incorporates state-of-the-art computer equipment, gyro headtracking from an illuminated neutralization arm, audio, microphone communication, wind simulation, smell integration, and joystick interaction. The system comes standard for two users. The system is approximately 54 inches long, 60 inches wide, 102 inches high, and weighs approximately 490 lbs.
  The IVR-p™, a portable 360-degree, video-based, multi-user judgmental use of force training system capable of training with “real” guns.
All of these products make use of video recorded images, rather than computer-generated images, allowing each system to present a variety of photorealistic virtual reality experiences without lesser-quality computer image creation.

Competition

Competition within each of our markets is intense.

Competition within the entertainment/amusement market is based primarily on the ability to deliver an exciting and realistic gaming experience beyond what the participant would experience on his or her home computer, through such items as 3-D imaging, sound, and sense of motion. Within the entertainment/amusement market, our advantages are our advanced virtual reality technology, as well as our patented Universe™ Control Board, and our EasyPlay™ overlay software, which when used in our VR Zones, 'Net GameLink ™, and in custom applications, can transform any off-the-shelf PC game or application into a coin-op-ready program without requiring “source code” software modifications to either the PC application or the operating system.

We face extensive competition with companies that supply the advertising/promotion market. However, as our virtual reality experiences are custom applications, and we deal primarily with leading advertising agencies, it is difficult to quantify the competition, because we are generally not aware of alternative methods considered by these agencies to present their message.

It is difficult to gauge the competition in the training/simulation market, which we are in the process of entering. There are several large competitors in this field. For instance, a recent (January 7, 2002) edition of Forbes magazine contains a feature story on L3 Communications, Inc., a company purportedly doing in excess of $400,000,000.00 with the United States government in this market. However we believe, based on discussions with potential customers, that our products in this market are unique, primarily due to our proprietary 360-degree form of “immersive” photorealistic virtual reality.
Some general competitors within the virtual reality industry that promote substitute and similar technologies are as follows:
  Straylight--since 1992, Straylight has focused on the exploitation of virtual reality in the promotions and conventions market, basing its original customized systems on expensive Silicon Graphics computers. Most recently, it launched the stand-up 3DXTC system, offering a headset-based, lightweight system utilized within the advertising/promotional market. We believe Straylight’s installed base (under ten units) is insignificant, and that Straylight only sells its product and service to others rather than exploiting the product and service itself.
  Virtual World Entertainment--since 1995, VWE has built single high-end enclosed game capsules, commencing with its own center in Chicago around 1995. We understand that VWE's products can be found in only a handful of international high-end locations. VWE uses a proprietary system, and thus must develop each game itself, and we believe it has released only two games in six years and has an installed base of fewer than 60 units.
  Dynavision--since 1996, Dynavision has focused on building a single stand-up headset-based virtual reality entertainment product. Dynavision’s Orion system uses PC software, in which the third-party’s source code is modified for the Orion system. We have been informed that this company was sold in 2000, and since 1999, it has not been seen at any industry tradeshows. We do not know whether Dynavision is still in business.
  Global VR--since 1997, Global VR has focused on VR Vortek, a single stand-up virtual reality entertainment product utilizing a large viewing device mounted to a steel arm. Global VR recently added products to its line from the bankruptcy purchase of the former Interactive Light company. We believe Global VR’s installed base is less than ours.
  IMAX Corporation--since 1964, IMAX has developed specialized educational and entertaining large-screen movies and theaters, with over 225 locations world-wide. IMAX is recognized as a leader of unique large-screen theaters. It is our opinion that IMAX’s products and movies do not directly compete or exclude any of our products, though it may be regarded as an indirect competitor since customers seeking a virtual reality experiences may instead choose the large-screen theater.
  Ham On Rye Technologies--introduced its first system for entertainment use at IAAPA 2000, but had rented equipment for corporate rentals prior to this. The company sells one product -- a 16-seat interactive theater which utilizes a headset for each participant. The system requires a live actor for each ‘showing,’ who asks the users to press buttons on a small remote control and perform other activities during the show (like patting the tops of their heads). The system uses 2D video composting technology, and has no traditional virtual reality capabilities (i.e., headtracking, user control of movement or view, etc.). While the system can accommodate large throughput of guests, a single system costs over $100,000, and we believe this product’s repeat level of use is low. Because of cost and market constraints for this type of product, we expect Ham on Rye to have fewer than 25 systems installed worldwide.
  Advanced Interactive Systems, Inc.--has been a provider of interactive simulation systems designed to provide training for law enforcement, military, and security agencies since 1993. Its line of products uses primarily video production in judgmental training scenarios. AIS also markets to anti-terrorist and other special application training facilities for military and special operations groups. Their systems are all based using flat screen technology and do not address issues in a 360-degree world. Although AIS is a player in the firearms training simulator space, we believe our technology and the more real world, life-like scenarios we create are far superior to their systems.
  Firearms Training Systems, Inc.--has over 4,000 FATS training systems installed worldwide by military, law enforcement, and commercial customers. FATS, Inc. is a full service training simulation company that also utilizes video scenarios and flat screen technology with an optional video-training scenario authoring system. AIS and FATS are similar in many respects, although FATS has been around a while longer. As with other competitors in this field, we feel our 360-degree technology is far superior to FATS and their systems.
  L-3 Communications, Inc. -- a supplier of Intelligence, Surveillance and Reconnaissance (ISR) products, secure communications systems and products, avionics and ocean products, training products, microwave components and telemetry, instrumentation, space and wireless products. Its customers include the Department of Defense, selected US government intelligence agencies, aerospace prime contractors and commercial telecommunications, and wireless customers. L-3’s product mix includes; secure communication systems, training systems, microwave components, avionics and ocean systems, telemetry, instrumentation, space and wireless products. L-3 is a 2 plus billion dollar company with a very diverse range of products and services geared towards defense related activities. It has a division for simulation and training with several products currently deployed. One of these simulators projects images on multiple screens using computer generated graphics. L-3 systems consist of computer generated graphics and currently do not use video or film for their content, to the best of our knowledge, nor do they produce complete 360-degree projected or head-mount display systems. Due to the size and strength of L-3 within the defense industry and other governmental agencies, it can possibly be a very formidable competitor if it chooses to enter the 360-degree, photorealistic, virtual reality simulation market.

Although our focus in the entertainment/amusement market has been on large third-party theme park operations such as Six Flags and Busch Gardens, there is also competition in the form of large gaming centers established by companies such as GameWorks and Dave & Busters. GameWorks was established by Sega Enterprises, Universal Studies, Inc., and DreamWorks SKC, and it was designed under the guidance of Steven Spielberg. GameWorks has far greater financial and technical resources than we, and Dave & Busters has far greater financial resources than we, and both operations have created entire establishments devoted to various forms of gaming, including virtual reality games. We intend to compete by our focus with our Universe™ line of products in large third-party theme park operations, and by providing more but smaller facilities for our ‘Net GameLink™ product that will be readily accessible in the gamer’s immediate neighborhood, with the companionship of the gamer’s neighbors, rather than requiring substantial travel to destination sites such as GameWorks and Dave & Busters.

The above summary of competition is by no means exhaustive, since this is a fluid and rapidly-expanding industry.

Marketing

Our marketing activities are conducted on multiple levels.

With regard to the amusement/entertainment market, marketing is conducted primarily by word-of-mouth within the theme park industry, as well as by marketing efforts conducted by our vice-president of operations. We have standing offers to dramatically increase our theme park presence, depending upon the availability of capital for expansion.

Marketing within the advertising/promotional market is conducted primarily by our national sales director.. We have a demonstration unit featuring excerpts from our successful promotional projects for Pennzoil, Buick, Red Baron Pizza, and Chevrolet. Marketing within this industry is conducted primarily by one-on-one appointments and demonstrations of our technology and previous successful applications to advertising agencies.

We are presently negotiating to enter the training/simulation market, primarily in dealing directly with the United States government in the areas of Homeland Security, and in strategic relationships with major defense contractors. To aid our attempt to enter this market, we have enlisted several consultants, all of whom possess a proven success in procuring governmental contracts and delivering successful training products for previous military and other security applications. However, we cannot give any assurance that we will be successful in entering this market.

Employees

At March 26, 2003, we employed 38 people. Our number of employees is highly seasonal, due to our seasonal VR Zone operations in theme parks. During the height of the amusement park season, we may employ as many as 150 people. Out of season employment shrinks to approximately 25 people. We consider relations with our employees to be satisfactory.

Trademarks/Patents

We have obtained a patent for our Universe Control Board™, and a federal trademark for “The Internet Just Met Its Match.” We have filed for federal registration of our "'Net GameLink™" and “Immersive Virtual Reality™” trademarks, and a patent application is pending for our network-enabled gaming kiosk. There can be no assurance that a patent will issue on this application, or that if the patent is issued it will be sufficiently broad to provide meaningful protection

Item 2. Description of Property

Our executive offices are located in Arlington, Texas, at the offices of Jones & Cannon, P.C. See "Certain Relationships and Related Transactions." Jones & Cannon, P.C. began charging us $1,500 per month for our office space on June 15, 2000, but to date only $9000 has been paid, all in 2002. There is no assurance that these offices will remain sufficient for our use, or that the nature of this relationship will continue.

Our production offices are located in Phoenix, Arizona, in an office building owned by Ferris Holdings, L.L.C. See “Certain Relationships and Related Transactions.” Ferris Holdings has charged us $7,700.00 per month for our office space since August of 2000. We have a 25 1/2-year lease with Ferris Holdings.

Our sales and marketing offices are located in Dallas, Texas, effective January 1, 2003. Rent for these offices is $1035 per month, and the lease is on a month-to-month basis.

Item 3. Legal Proceedings

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information`

Our common stock is quoted under the symbol "VTSI" on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices for shares of the our common stock for the periods noted, as reported by the OTC Electronic Bulletin Board. Quotations are on an as-adjusted basis to reflect a 1 for 5 reverse split effected in 1997 and reflect inter dealer prices, without retail markup, mark down or commission and may not represent actual transactions.

		BID PRICES
YEAR	PERIOD	HIGH	LOW
2000
	First Quarter	1.38	0.27
	Second Quarter	1.13	0.31
	Third Quarter	0.63	0.31
	Fourth Quarter	0.47	0.15
2001
	First Quarter	0.76	0.20
	Second Quarter	0.55	0.14
	Third Quarter	0.51	0.19
	Fourth Quarter	0.33	0.13
2002
	First Quarter	0.20	0.32
	Second Quarter	0.18	0.45
	Third Quarter	0.12	0.45
	Fourth Quarter	0.09	0.18

As of March 26, 2003, the reported bid price for our common stock was $0.10 per share.

Shareholders

As of March 26, 2003, we had 38,091,448 shares of common stock outstanding, held by 121 shareholders of record.

Dividends

We have not paid cash dividends on our common stock in the past and we do not anticipate doing so in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Overview

We were capitalized in 1996 to develop, own, and operate theme brewpub/microbrewery restaurants. Until March of 1997 when we acquired and began operating, the former Hubcap Brewery & Kitchen in Dallas, Texas, we had no operations or revenues and our activities were devoted solely to development. In January, 1999, we terminated our brewpub/microbrewery restaurant operations.

In December of 1997, we acquired all rights to 'Net GameLink™, an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. From 1999 when we closed our microbrewery operations until we acquired Ferris Productions, Inc. as described below, we had been devoting substantially all of our efforts to implementing the 'Net GameLink™ product and our operations were limited to development, construction and beta-testing of the initial 'Net GameLink™ prototype system at J. Gilligan's Bar and Grill in Arlington, Texas.

In September 2001, we completed a reverse merger with Ferris Productions, Inc., in a stock-for-stock transaction under which Ferris’ shareholders acquired a controlling interest. The acquisition provided us with a wider array of products within our industry, an experienced management team, an existing revenue stream, established distribution channels, and the opportunity for additional markets.

In addition to the opportunities brought to us by the Ferris acquisition, the acquisition also brought us substantial debt. There can be no assurances that we will be able to successfully implement our expansion plans, including addressing the debt and the anticipated expansion of the former Ferris operations. We face all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a new business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely-dispersed physical locations, and the need to control operating and general and administrative expenses. While the Ferris acquisition provided an established stream of revenues, historically favorable gross margins, and potential lucrative markets, Ferris had not yet generated a profit, and substantial additional capital, or major highly-profitable custom applications, will be needed for our operations to become profitable.

Results of Operations.

Fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001.

Total revenue for the year ended December 31, 2002 was $2,280,484 compared to total revenue of $2,463,064 for the year ended December 31, 2001. This decrease of $182,580 , or 7%, was primarily a result of lower traffic in the theme parks, and our focus on developing the IVR-p™ judgmental use-of-force training system.

Cost of sales and services decreased $256,280, or 16%, to $1,318,119, for the year ended December 31, 2002 from $1,574,399 for the year ended December 31, 2001. This decrease is a direct result of the decrease in revenue offset by higher costs of consultants used to assist the Company in obtaining custom application contracts.

General and administrative expenses decreased by $324,463, or 13%, to $2,119,229 for the year ended December 31, 2002 from $2,443,692 for the year ended December 31, 2001. The decrease is a result of the elimination of costs incurred and associated with the GameCom/Ferris merger during 2001, and a general decrease in salaries and professional fees.

Interest expense and finance charges increased by $92,495, or 6%, to $1,549,142 for the year ended December 31, 2002 from $1,456,647 for the year ended December 31, 2001. This increase is a result of a net increase in debt obligations in 2002 and an increase in common stock issued to certain stockholders as an incentive for their additional loans to the Company.

Liquidity and Plan of Operations

As of December 31, 2002, our liquidity position was extremely precarious. We had current liabilities of $9,276,376, including $5,240,418 in obligations under the lease financing for our virtual reality systems, $1,201,849 in accounts payable, and short-term notes payable of $1,799,355 , some of which were either demand indebtedness or were payable at an earlier date and were in default. As of December 31, 2002, there were only $209,713 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debenture financing with Dutchess Private Equities Fund, L.P.. For the twelve months ended December 31, 2002, the net loss was $(2,692,755). After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $245,533. In addition, we made capital expenditures of $52,212, repaid notes in the amount of $250,141, repaid $30,000 in product lease obligations, and repaid a bank overdraft of $33,172, bringing our total cash requirements to $611,058. To cover these cash requirements, we issued notes for $60,000, increased our borrowings from shareholders by $199,500 and issued $450,000 of convertible debentures to Dutchess, leading to a net increase in cash and cash equivalents of $98,442.

The opinion of our independent auditor for each of the last three fiscal years expressed substantial doubt as to our ability to continue as a going concern. We will need substantial additional capital or new lucrative custom application projects to become profitable. In July of 2002, we entered into financial contracts with Dutchess Private Equities Fund, L.P. Under these arrangements, Dutchess is to purchase up to $5 million of our common stock over the next two years under an equity line. The numbers of shares we will be entitled to sell to Dutchess will be based upon the trading volume of our stock. Dutchess and several other investors also participated in a private placement of $450,000 in convertible debentures. As of December 31, 2002, $141,737 in principal amount of the convertible debenture had been converted into common stock. Based on recent increases in the stock's trading volume following our entry into the training/simulation market, management believes that this equity line will allow us to continue our operations for at least the next twelve months. However, operations will require the continued forbearance of the holders of various notes and equipment leases that are currently in default.

Item 7. Financial Statements
VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Report of Independent Accountants 11

Financial Statements:

Balance Sheet as of December 31, 2002 12

Statement of Operations for the years ended December 31, 2002 and 2001 13

Statement of Cash Flows for the years ended December 31, 2002 and 2001 14

Statement of Stockholders’ Deficit for the years ended December 31, 2002 and 2001 16

Notes to Financial Statements 17-30

Report of Independent Accountants

To the Board of Directors and Stockholders of
VirTra Systems, Inc.

We have audited the accompanying balance sheet of VirTra Systems, Inc. (the “Company”) as of December 31, 2002, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VirTra Systems, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2002 is in a negative working capital position and a stockholders’ deficit position. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, LLP
Houston, Texas
March 12, 2003

VIRTRA SYSTEMS, INC.
BALANCE SHEET
December 31, 2002
__________

ASSETS

Current assets:
Cash and cash equivalents	$98,442
Accounts receivable	93,929
Costs and estimated earnings in excess of billings on uncompleted contracts	17,342

Total current assets	209,713

Property and equipment, net	346,114
Note receivable-related party	67,885
Intangible assets, net	36,261

Total assets	$659,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$889,324
Obligations under product financing arrangements	5,240,418
Notes payable-stockholders	910,031
Convertible debentures	308,262
Accounts payable	1,201,849
Accrued liabilities	643,879
Billings in excess of costs and estimated earnings on uncompleted contracts	82,613

Total current liabilities	9,276,376

Redeemable common stock, 778,291 shares at $.005 par value	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 37,331,448 shares issued and outstanding	186,658
Additional paid-in capital	2,922,833
Accumulated deficit	(11,729,785)

Total stockholders’ deficit	(8,620,294)

Total liabilities and stockholders’ deficit	$659,973

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.
STATEMENT OF OPERATIONS
for the years ended December 31, 2002 and 2001
__________

	2002	2001

Revenue:
Theme parks and arcades	$1,216,283	$1,763,280
Custom applications and other	1,064,201	699,784

Total revenue	2,280,484	2,463,064

Cost of sales and services	1,318,119	1,574,399

Gross margin	962,365	888,665

General and administrative expenses	2,119,229	2,443,692

Loss from operations	(1,156,864)	(1,555,027)

Other income (expenses):
Interest income	130	1,338
Interest expense and finance charges	(1,549,142)	(1,456,647)
Other income	13,121	55,760

Total other income (expenses)	(1,535,891)	(1,399,549)

Net loss	$(2,692,755)	$(2,954,576)

Weighted average shares outstanding	35,358,153	31,758,516

Basic and diluted net loss per common share	$ (0.08)	$ (0.09)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.
STATEMENT OF CASH FLOWS
for the years ended December 31, 2002 and 2001
__________
	2002	2001
Cash flows from operating activities:
Net loss	$(2,692,755)	$(2,954,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547,190	610,246
Accrued cost of product financing arrangements and amortization of debt issuance costs	916,068	517,034
Effect of beneficial conversion feature and warrant costs	156,900	-
Bad debt expense	16,967	33,471
Common stock issued for services	279,775	88,225
Common stock issued for interest and finance charges	236,830	225,900
Changes in operating assets and liabilities:
Accounts receivable and other	(112,569)	144,253
Prepaid and other assets	-	38,887
Accounts payable	181,275	283,517
Accrued liabilities and other	224,786	323,766

Net cash used in operating activities	(245,533)	(689,277)

Cash flows from investing activities:
Capital expenditures	(52,212)	(88,656)
Payment received on note receivable-related party	-	34,897

Net cash used in investing activities	(52,212)	(53,759)

Cash flows from financing activities:
Proceeds from issuance of notes payable	60,000	79,990
Proceeds from issuance of notes payable-stockholders	199,500	152,500
Proceeds from convertible debentures	450,000	-
Proceeds from obligations under product financing arrangements	-	563,860
Payments on notes payable	(250,141)	(68,326)
Payments on obligations under product financing arrangements	(30,000)	(101,000)
Increase (decrease) in book overdraft	(33,172)	27,598
Proceeds from issuance of common stock	-	82,279

Net cash provided by financing activities	396,187	736,901

Increase (decrease) in cash and cash equivalents	98,442	(6,135)

Cash and cash equivalents, beginning of year	-	6,135

Cash and cash equivalents, end of year	$ 98,442	$ -_

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 75,761	657,312

Cash paid for income taxes	$ -	$ -_

Non-cash activity:
Conversion of notes payable to a stockholder into common stock	$ -	$ 50,000

Common stock issued upon conversion of debentures	$141,737	$ -

See accompanying notes to financial statements.
VIRTRA SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2002 and 2001
__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2000	30,462,380	$ 152,312	$1,695,533	$(6,082,454)	$(4,234,609)

Common stock issued for services	333,661	1,668	86,557	-	88,225

Common stock issued for interest and finance charges	1,400,492	7,003	218,897	-	225,900

Common stock issued for cash	485,309	2,427	79,852	-	82,279

Common stock issued as repayment of notes to stockholders	250,000	1,250	48,750	-	50,000

Net loss	-	-	-	(2,954,576)	(2,954,576)

Balance at December 31, 2001	32,931,842	164,660	2,129,589	(9,037,030)	(6,742,781)

Common stock issued for services	1,080,000	5,400	274,375	-	279,775

Common stock issued for interest and finance charges	1,805,135	9,025	227,805	-	236,830

Effect of beneficial conversion feature of convertible debentures	-	-	67,500	-	67,500

Issue of stock warrants with convertible debentures	-	-	89,400	-	89,400

Common stock issued upon conversion of debentures	1,514,471	7,573	134,164	-	141,737

Net loss	-	-	-	(2,692,755)	(2,692,755)

Balance at December 31, 2002	37,331,448	$ 186,658	$2,922,833	$(11,729,785)	$(8,620,294)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
__________

1. Background and Summary of Significant Accounting Policies

Background

GameCom, Inc. (“GameCom”), a Texas corporation, was founded in 1996 and is currently headquartered in Arlington, Texas. Effective September 21, 2001 GameCom merged with Ferris Productions, Inc. (“Ferris”) (together “the Company”) and the Company changed its name to VirTra Systems, Inc. (“VirTra”). The Company develops, manufactures and operates technically advanced personal computer and non-personal computer based products including virtual reality (“VR”) entertainment products for the entertainment, simulation, promotion and education industries.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition

Theme park and arcade revenue is recognized at the time services are performed or when products are shipped.

Revenue from custom application contracts are recognized on a percentage-of-completion basis, measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenue recognized.

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

Accounts receivable generally arise from sales of equipment and services to various companies throughout the world and from revenue sharing arrangements with certain theme parks located throughout the United States. Collateral is generally not required for credit granted. During the years ended December 31, 2002 and 2001 the Company had two customers representing 49% and 52% of its theme park and arcade revenue, respectively. During the years ended December 31, 2002 and 2001 the Company had two customers representing 81% and 85% of its custom application revenue, respectively. Included in accounts receivable at December 31, 2002 is $73,000 or 78% due from a single customer.

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

Intangible Assets

Intangible assets consist of direct costs incurred in developing proprietary technology exclusively used in its entertainment products and costs incurred in obtaining a patent on such technology. The intangible assets are being amortized on a straight-line basis over a five-year period. As of December 31, 2002, accumulated amortization of these intangible assets is $84,687. During each of the years ended December 31, 2002 and 2001, the Company recorded amortization expense of $18,128.

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

Segment Information

The Company uses the management approach when separately reporting its segment information. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. The accounting policies of the segments are the same as those described elsewhere in Note 1.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company’s results of operations or financial position.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The implementation of SFAS No. 142 did not have a material impact on the Company’s results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on its financial reporting at December 31, 2002 and the Company does not expect it to have a significant impact on its financial reporting for future interim periods.

2. Going Concern Considerations

During the years ended December 31, 2002 and 2001, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2002	2001

Net loss	$(2,692,755)	$(2,954,576)

Negative cash flows from operations	(245,533)	(689,277)

Negative working capital	(9,066,663)	(5,170,214)

Accumulated deficit	(11,729,785)	(9,037,030)

Stockholders’ deficit	(8,620,294)	(6,742,781)

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

3. Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the purchase of equipment and services. An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts. Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. As of December 31, 2002 all accounts receivable are considered collectible and the allowance for doubtful accounts is $-0-.

  Custom Application Contracts

Costs, estimated earnings and billings on uncompleted custom application contracts at December 31, 2002 are summarized below.

Costs incurred on uncompleted contracts	$341,668

Estimated earnings	537,821

879,489

Billings to date	944,760

$(65,271)

These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$17,342

Billings in excess of costs and estimated earnings on uncompleted contracts	(82,613)

$ (65,271)

5. Property and Equipment

Property and equipment consisted of the following at December 31, 2002:

Arcade equipment	$1,903,725
Furniture and equipment	223,206

2,126,931

Less: accumulated depreciation	(1,780,817)

Property and equipment, net	$ 346,114

Depreciation expense for the years ended December 31, 2002 and 2001 was $529,062 and $582,017, respectively.

6. Notes Payable

Notes payable consist of the following at December 31, 2002:

Notes payable to a bank, bearing interest ranging from the prime rate (4.75% at December 31, 2002) to the prime rate plus 2% per year and due in average monthly payments of approximately $31,000, including interest, through November 2002. These notes are collateralized by certain equipment, licensing rights and by the personal guarantees of officers/stockholders of the Company.	$427,980

Notes payable to banks, bearing interest from 6.75% to 9.5% per year, interest due monthly and principal due on demand. These notes are not collateralized but are guaranteed by officers/stockholders of the Company. Effective January 17, 2002, certain of these notes were refinanced into a single note which bears interest at the prime rate (4.75% at December 31, 2002) plus 1.5%, due in 36 monthly installments of $8,824 and collateralized by an office building owned by an officer/stockholder of the Company.	191,354

Notes payable to third party entities and individuals bearing interest at a stated rate of 10% payable semi-annually with principal due three years after issuance of the note, which ranges from October 2001 to March 2002. These notes are not collateralized. In connection with the funding of these notes, Ferris issued a total of 412,500 shares of its common stock as equity attachments to the note holders and to pay debt issuance costs. Accordingly, the actual weighted average interest rate on these notes, including the effect of the issuance of common stock and the payment of debt issuance costs, was approximately 16%. No interest or principal has been paid on these notes during the year ended December 31, 2002. 250,000
250,000

Note payable to a financing entity, due on demand, non-interest bearing. This note is not collateralized.	19,990
Total notes payable	$889,324

Certain notes payable to banks contain various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of stockholders’ equity and to comply with certain financial ratios. The Company was in violation of these covenants as of December 31, 2002 and the banks could demand full payment of all principal and interest.

7. Notes Payable-Stockholders

Notes payable to stockholders consisted of the following at December 31, 2002:

Convertible notes payable to stockholders, principal and interest due on demand, accruing interest at 12% per year. These notes are collateralized by certain equipment and contain a provision to convert the note to common stock.	$100,000

Note payable to a stockholder, principal and interest due on demand, interest accrues at 10% per year. This note is not collateralized.	194,031

Notes payable to stockholders, non-interest bearing with principal due on demand. These notes are not collateralized.	616,000

Total notes payable to stockholders	$910,031

All notes due to stockholders were in default as of December 31, 2002. Convertible notes payable to stockholders in the amount of $100,000 were issued by the Company in increments of $10,000 having an original maturity date of May 10, 1998. The holder of each $10,000 of convertible note has a non-assignable option to purchase 7,500 shares of common stock at par value. Alternately, each holder has the right to convert their convertible note to equity in the form of 12,500 shares of restricted common stock. None of the notes have been converted.

Of the $616,000 of notes payable without interest described above, a $103,500 note provides for a per diem issuance of common stock as penalty for late payments. As of December 31, 2002, the per diem issuance would be in excess of 5,800,000 shares of the Company’s common stock. The Company has received an opinion from counsel that the penalty provisions are unenforceable as illegal usury under applicable Texas law. However, there has not been any litigation between the Company and the holder of the note as to this issue, and in the absence of a court decision directly applicable to the parties, there remains at least some risk that the opinion of counsel could be wrong. According to legal counsel there is no likelihood of a sustainable assessment of the per diem late penalty. Therefore, no provision for such charges has been provided.

8. Obligations Under Product Financing Arrangements

In financing the production of its arcade equipment, the Company has entered into agreements whereby an entity or individual advances funds to the Company to produce specific arcade equipment. Under this arrangement, the Company has agreed to make monthly payments for a specified amount for three years, with an automatic renewal for an additional three years unless cancelled in writing, from the origination date as specified in the agreement. In addition, the entity or individual advancing the funds has the right to exercise a buy-out whereby the Company has 180 days to repay the obligation upon exercise of the buy-out. Interest is payable monthly at an annual rate of approximately 16%.

In connection with these financing arrangements, the Company has incurred debt issuance costs of approximately 21% of the total obligation. These costs are being amortized over a three year period using the interest method resulting in an effective annual interest rate of approximately 29% on these obligations.

Obligations under these product financing arrangements consist of the following at December 31, 2002:

Contractual balance including accrued interest	$5,165,213
Less: unamortized debt issuance costs	75,205

Total obligation	$5,240,418

As of December 31, 2002, the Company was in default of its obligations under the product financing arrangements. The Company has not made any interest payments on these obligations since September 2001 and has received notices from various individuals and entities requesting buyouts of approximately $1,350,000 as of December 31, 2002.

9. Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2002, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $10,700,000 which expire in various tax years through 2022. Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2002 are as follows:

Deferred tax assets:
Net operating losses	$3,639,890
Intangible assets	12,328
Valuation allowance	(3,634,483)

Total deferred tax assets	17,735

Deferred tax liabilities:
Property and equipment	(17,735)

Total deferred tax liability	(17,735)

Net deferred tax asset (liability)	$ -

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2002 and 2001 is as follows:
	2002		2001
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$(915,537)	(34.0)%	$(1,004,556)	(34.0)%
Increase in valuation allowance	814,371	30.3	995,233	34.0
Other	101,166	3.7	9,323	0.0

	$ -	0.0%	$ -_	0.0%

10. Redeemable Common Stock

In 1997 the Company entered into an agreement to redeem 1,505,399 shares of common stock from certain stockholders at par value of $.005 per share with the consideration for such redemption to be paid pro-rata to such stockholders by March 31, 1998. In February 2000 the Company and stockholders released 727,108 shares of common stock from the redemption requirement, leaving 778,291 shares to be redeemed. As of December 31, 2002 none of the shares have been redeemed but may be redeemed at the option of the Company.

11. Stock Options and Warrants

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

In 1997 and 1998 in connection with the convertible notes payable to certain stockholders (See Note 7) the Company granted options to purchase 75,000 shares of its common stock, at its par value of $.005 per share, to these convertible note holders. As of December 31, 2002 none have been exercised.

On January 1, 2000 the Company granted options to certain employees and non-employees to purchase 350,000 shares of the Company’s common stock at $0.15 per share, which approximated fair market value. The options are fully vested and exercisable at the date of grant and expire on January 1, 2003.

In July 2001 options to purchase 150,000 shares of common stock were granted to a consultant as inducement for their services to be provided to the Company. The options are exercisable at (i) the closing bid price per share on the date of grant for 50,000 shares; (ii) the closing bid price at the date of grant plus $.50 per share for 50,000 shares; and (iii) the closing bid price at the date of grant plus $1.00 per share for 50,000 shares. These options expire five years from the date of grant. The Company deemed the value of these options to be immaterial at the date of grant.

On June 1, 2001 the Company granted options to an employee to purchase 100,000 shares of the Company’s common stock at $0.49 per share, which was the fair market value of the common stock on the date of grant. The options became exercisable on June 1, 2002.

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

In September 2001, the Company’s stockholders amended the 2000 Incentive Stock Option Plan (the “Plan”). The stockholders have authorized 6,000,000 shares for the Plan and options granted under the Plan may be either incentive stock options or non-statutory stock options subject to certain restrictions as specified in the Plan. During the years ended December 31, 2002 and 2001, 150,000 and –0- options, respectively, have been granted to employees under this Plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for 2002 and 2001: risk free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 70%; and a weighted average expected life of the options and warrants of 1 to 5 years. For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance, as required by Statement 123. The Company’s proforma information is as follows:

	2002	2001

Net loss–as reported	$(2,692,755)	$(2,954,576)

Net loss–proforma	$(2,721,480)	$(2,982,396)

Basic and diluted loss per share-as reported	$ (0.08)	$ (0.09)

Basic and diluted loss per share-proforma	$ (0.08)	$ (0.09)

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2002 and 2001 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding - December 31, 2000	1,624,000	$0.04

Granted	1,749,000	$0.10
Exercised	-	-
Forfeited	-	-

Outstanding – December 31, 2001	3,373,000	$0.12

Granted	150,000	$0.21
Exercised	-
Forfeited	-

Outstanding – December 31, 2002	3,523,000	$0.12

Exercisable – December 31, 2002	825,000	$0.28

Following is a summary of outstanding stock options at December 31, 2002:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price
	-	-

2,698,000	-	-	$0.005
350,000	350,000	2003	$0.15
150,000	150,000	2006	$0.81
100,000	100,000	-	$0.49
75,000	75,000	-	$0.005
150,000	150,000	2012	$0.21

3,523,000	825,000

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

In connection with the execution of this agreement, the Company issued warrants to the Investor to purchase 245,000 shares of the Company’s common stock at $0.625 per share and 245,000 shares of the Company’s common stock at $1.00 per share, which was the stock’s approximate market value at the time of each issuance. These warrants are exercisable until they expire in April 2005. In addition, for each sale on this equity line the Investor receives additional warrants to purchase the Company’s common stock equal to 10% of equity sold, exercisable at a price equal to 110% of the market price. These warrants are exercisable for a five-year period from the date of issuance. As of December 31, 2001, the Company had issued 6,703 such warrants to the Investor with exercise prices ranging from $0.16 to $0.42 per share. There were no draws or warrants issued under this investment financing agreement during the year ended December 31, 2002.

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”). Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock. Put notices cannot be issued more frequently than every seven days. The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice. Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date. Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.

In connection with this investment agreement the Company issued $450,000 in convertible debentures. The debentures bear interest at 5% per year payable in cash or registered common stock at the Company’s option. The debentures mature in September 2005 and are convertible, at the option of the holder, to shares of the Company’s common stock at a conversion price per share equal to the lower of (i) 85% of the average of any four or five closing bid prices for the common stock for the five days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.

In addition, the Company issued to the holders of the convertible debentures warrants to purchase 500,000 shares of the Company’s common stock with a strike price of $0.71 per share and a conversion period of three years. Using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 100%, and (ii) interest rate of 5%, the value of the warrants were estimated to be $89,400, which was recorded as interest expense in the accompanying statement of operations. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature of $67,500, is approximately 15%.

A summary of the Company’s stock warrant activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2000	493,933	$0.81

Granted	2,770	$0.21
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2001	496,703	$0.81

Granted	500,000	$0.71
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2002	996,703	$0.76

12. Commitments and Contingencies

Lease Obligations

On August 4, 2000 the Company entered into a long-term operating lease for its office and manufacturing facility in Phoenix, Arizona, which is owned by an entity controlled by a stockholder of the Company. The monthly lease cost to the Company is equal to all expenses related to the building, including, but not limited to, mortgage, taxes, fees, maintenance and improvements. The minimum monthly cost is approximately $9,000. As of December 31, 2002 the Company owed approximately $77,664 to the stockholder for rent in 2002 that had not been paid.

Minimum lease payments due under leases with remaining lease terms of greater than one year are as follows:

2003	$185,074
2004	107,410
2005	107,410
2006	107,410
2007 and thereafter	2,110,750

$2,618,054

The Company rents office space in Arlington, Texas on a month-to-month basis at $1,500 per month from an officer and stockholder of the Company. Payments of $9,000 and $-0- were made during the years ended December 31, 2002 and 2001, respectively.

Litigation

The Company is currently a party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

13. Business Segments

During the year ended December 31, 2002 and 2001, the Company operated primarily in two strategic business units that offer different products and services: revenue sharing arrangements with theme parks and arcades and custom applications utilizing its virtual reality concept. Financial information regarding these business segments is as follows:

	Theme Parks and Arcades	Custom Applications	Other	Total

Year ended December 31, 2002:

Revenues	$1,216,283	$1,064,021	$180	$2,280,484
Income (loss) from operations	(306,878)	255,373	(1,105,359)	(1,156,864)
Total assets	393,707	158,483	107,783	659,973
Interest expense	856,068	-	693,074	1,549,142
Depreciation expense	463,075	5,000	60,987	529,062
Capital expenditures	-	52,212	-	52,212

Year ended December 31, 2001:

Revenues	$1,763,280	$699,599	$185	$2,463,064
Income (loss) from operations	(421,253)	62,358	(1,216,132)	(1,555,027)
Total assets	845,558	-	115,349	960,907
Interest expense	1,053,097	-	403,550	1,456,647
Depreciation expense	514,926	-	67,091	582,017
Capital expenditures	88,656	-	-	88,656

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

14. Related Party Transactions

Included in the December 31, 2002 balance sheet is a note receivable from a stockholder of the Company. This note originated when the Company made a down payment of $102,782 on behalf of the stockholder who purchased the building which the Company currently leases (See Note 12). The note is non-interest bearing and is due on demand. The note was paid down by $-0- and $34,897 during the years ended December 31, 2002 and 2001, respectively.

Included in accounts payable in the December 31, 2002 balance sheet is $276,439 and $29,000 payable to a firm which is owned by an officer/stockholder of the Company for legal services and office rent, respectively (See Note 12).

During the year ended December 31, 2002, the Company borrowed an additional $199,500 from certain stockholders of the Company and incurred $199,500 of finance charges associated with the issuance of these new loans.

Included in accrued interest payable in the December 31, 2002 balance sheet is $76,163 of interest due to stockholders of the Company.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became our director or executive officer.

Name	Age	Positions	Date became director or executive officer
L. Kelly Jones	49	chief executive officer and chairman of the board of directors	March 26, 1997
Bob Ferris	31	president and director	September 21, 2001
Lance Loesberg	47	executive vice-president and director	September 21, 2001
John F. Aleckner, Jr.	57	director	March 26, 1997
L. Andrew Wells	34	director	September 21, 2001
Kimberly Biggs	36	secretary and treasurer	March 26, 1997

The members of our board of directors are elected annually and hold office until their successors are elected and qualified. Our officers are chosen by and serve at the pleasure of its board of directors. Each of the officers and directors have positions of responsibility with other businesses and will devote only such time as they believe necessary on our business.

There are no family relationships between any of the directors and executive officers, other than Messrs. Ferris and Wells being brothers-in-law. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

L. Kelly Jones has since 1980 been a member of the law firm Jones & Cannon, a firm which he founded and which provides legal services to us. Mr. Jones is certified in the area of commercial real estate law by the Texas Board of Legal Specialization and is the author of an article, "Texas Mechanics' and Materialmen's Lien Laws: A Guide Through the Maze," which appeared in the Texas Bar Journal in March of 1985. Mr. Jones' areas of practice include corporate, construction, real estate, municipal law, and commercial litigation. Mr. Jones served from 1985 through 1989 on the Arlington City Council, and on the Stephen F. Austin State University Board of Regents from 1987 through 1993, where he was chairman from 1991 through 1993. He holds a J.D. from the University of Texas and a B.A. in Political Science from Stephen F. Austin State University.

Bob Ferris became our president in September of 2001. He previously had been the president of the former Ferris Productions, Inc. since he founded that company in 1993. Mr. Ferris attended the United States Air Force Academy with a major in management. He received a degree in systems engineering from the University of Arizona.

Lance Loesberg became our executive vice-president in September of 2001. He had previously been the vice-president of business development of the former Ferris Productions, Inc., a position he had held since 1997. Before his employment with Ferris, Mr. Loesberg had served as North American sales director for Virtuality, an early leader in the virtual reality field. He holds a B.S. degree in Marketing from Arizona State University.

John F. Aleckner, Jr. is a private investor. He was elected our president as of December 14, 1999, a post he held until September of 2001. From 1983 to 1989 Mr. Aleckner was vice-president and a shareholder of Research Polymers International Corporation, a compounder of specialty plastic materials which was acquired by another Company in 1987. From 1984 to 1998, he was vice-president of marketing and sales and a principal shareholder in UVTEC, Inc., a marketer of specialty plastic compounds which was, prior to the sale of Research Polymers, affiliated through common stock ownership with Research Polymers, and which acted as a broker in connection with purchases by Research Polymers and other companies. From 1971 to 1983 he was employed by Ciba-Geigy Corporation in various sales capacities. He holds a B.S. in Chemistry from Case Institute of Technology.

L. Andrew Wells has since January 1, 2003 served as president of Morgan Brewer Securities, a Houston-based NASD broker/dealer and investment bank. Mr. Wells is also managing partner of CenterPoint Partners, LLC, a Houston-based corporate finance advisory firm formed in January of 2002. CenterPoint is an amalgamation of the former Strategic Securities, Inc. and some other Houston-based regional investment banking groups’ advisory divisions. From 1997 until 2002, he was the principal of Strategic Securities, Inc., a Houston-based merchant banking firm which he founded in 1997. From June 2000 until March of 2001, Mr. Wells also served on an interim bases as chief financial officer of U. S. Operators, Inc., a San Antonio-based call center which was reorganizing under Chapter 11 of the bankruptcy code. Prior to 1997, Mr. Wells was employed by a regional NASD broker/dealer in Houston, Texas. He holds a B.S. degree from Stephen F. Austin State University and NASD licenses 7 (general securities), 63, 65 (registered investment advisor), and 24 (securities principal).

Kimberly Biggs has for the last 13 years been legal administrator of the Arlington law firm of Jones & Cannon (which provides legal services for us) as legal administrator, a position which she holds to this date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2002 or prior fiscal years.

On the dates indicated below, our directors were issued shares in the amounts indicated below as compensation for guaranteeing or making loans to us. Reports of these transactions on Form 5 were not timely filed, but have been filed as of the date of this report.

Date	Recipient	Number of shares
1/7/02	John F. Aleckner, Jr.	238,095
1/15/02	John F. Aleckner, Jr.	400,000
2/15/02	John F. Aleckner, Jr.	78,125
2/27/02	John F. Aleckner, Jr.	172,414
2/28/02	John F. Aleckner, Jr.	151,724
3/27/02	John F. Aleckner, Jr.	318,182
3/29/02	John F. Aleckner, Jr.	136,364
4/12/02	John F. Aleckner, Jr.	185,185

Code of Ethics

We have not adopted a code of ethics for our principal executive officer and senior financial officers. The board of directors intends to hold these officers to the highest ethical standards in their conduct of our business, but it does not believe that for a small company like ours formal exhortations to that effect are effective or contribute to that objective. The board of directors also believes that publishing a laundry list of specific prohibitions would be counter-productive, as it would detract from the board of director's objective by encouraging the attitude that all conduct not specifically prohibited is permitted.

Significant Employees

In addition to the officers and directors identified above, the following employees play a significant role in our operations.

Rob White, age 36, serves as our vice-president of operations. Before joining the former Ferris Productions, Inc. in 1997, Mr. White previously worked in various theme parks from 1994-1997, when he began as an operator in the entertainment industry, including designing and managing one of the world’s largest high-tech entertainment projects, XS in New York City’s Times Square.

Steve Haag, age 42, serves as our vice-president of business development. Mr. Haag received his bachelors degree in psychology, with a minor in organizational behavior, from Webster University in 1993, and his bachelors degree in education from the University of Missouri-St. Louis in 1999. Before joining us, he was employed at Connect Computer Group, Inc., the firm which was largely responsible for the development of our kiosk and computer systems. Mr. Haag previously served as a direct-marketing project manager/trainer, representing AT&T Business Service.

Matt Burlend, age 28, serves as vice-president of production and senior engineer. Prior to his employment with the former Ferris Productions, Mr. Burlend was employed at Panduit Corporation, a designer of automated production equipment, as a machine design engineer. Mr. Burlend holds a mechanical engineering degree from Olivet Nazarene University.

Item 10. Executive Compensation

Summary Compensation Table

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the prior three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
L. Kelly Jones, chief executive officer and chairman of the board of directors	2002	-	-	-	-	-
	2001	-	-	-	-	-
	2000	-	-	-	-	-
Bob Ferris, president and director	2002	$60,000	-	-	-
	2001	$60,000				687,000(1)
	2000	$60,000	-	-	-	75,000(2)

Lance Loesberg, executive vice-president and director	2002	$85,000	-	-	-
	2001	75,833				225,000(3)
	2000	$75,000	-	-	-	75,000(4)
			-	-	-	-
John F. Aleckner, Jr.,director	2002
	2001	-	-	-	-	-
	2000	-	-	-	-	-

L. Andrew Wells, director	2002	-	-	-	-
	2001	-	-	-	-	687,000(5)
	2000	-	-	-	-	-

Kimberly Biggs, secretary and treasurer	2002	$7500	-	-		100,000(6)
	2001	-	-	-	-	-
	2000	-	-	-	-	-

(1) These options, incentive in nature, provide that Mr. Ferris may purchase (i) 154,000 shares at par value subject to the condition precedent that our shares are trading at $1.50 per share, (ii) 279,000 shares at par value subject to the condition precedent that our shares are trading at $3.00 per share, (iii) 154,000 shares at par value subject to the condition precedent that our shares are publicly trading at $4.50 per share, and (iv) the balance of 100,000 shares at par value subject to the condition precedent that our shares are publicly trading at $5.00 per share. These incentive stock options were granted to Mr. Ferris by our board of directors (Mr. Ferris abstaining) on September 20, 2001 in conjunction with the merger of Ferris Productions, Inc. into GameCom, Inc.

(2) These options are exerciseable at $1.00 per share, are fully vested and expire January 1, 2003.

(3) Includes options on 125,000 shares which are incentive in nature and, provide that Mr. Loesberg may purchase (i) 25,000 shares at par value subject to the condition precedent that our shares are trading at $1.50 per share, (ii) 25,000 shares at par value subject to the condition precedent that our shares are trading at $3.00 per share, (iii) 25,000 shares at par value subject to the condition precedent that our shares are publicly trading at $4.50 per share, and (iv) the balance of 50,000 shares at par value subject to the condition precedent that our shares are publicly trading at $5.00 per share. These incentive stock options were granted to Mr. Loesberg by our board of directors (Mr. Loesberg abstaining) on September 20, 2001 in conjunction with the merger of Ferris Productions, Inc. into GameCom, Inc. Also includes options granted on June 1, 2001 to purchase 100,000 shares of our common stock at $0.49 per share, which was the fair market value of the common stock on the date of grant. Those options are exercisable on June 1, 2002.

(4) These options are exerciseable at $1.00 per share, are fully vested and expire January 1, 2003.

(5) These options, incentive in nature, provide that Mr. Wells may purchase (i) 154,000 shares at par value subject to the condition precedent that our shares are trading at $1.50 per share, (ii) 279,000 shares at par value subject to the condition precedent that our shares are trading at $3.00 per share, (iii) 154,000 shares at par value subject to the condition precedent that our shares are publicly trading at $4.50 per share, and (iv) the balance of 100,000 shares at par value subject to the condition precedent that our shares are publicly trading at $5.00 per share. These incentive stock options were granted to Mr. Wells by our board of directors (Mr. Wells abstaining) on September 20, 2001 in conjunction with the merger of Ferris Productions, Inc. into GameCom, Inc.

(6) These options were issued under the 2000 Incentive Stock Option Plan, discussed below.

2000 Incentive Stock Option Plan

In February, 2000, the board of directors adopted, and a majority of the shareholders approved, our 2000 Incentive Stock Option Plan, subject to approval of shareholders at the next annual meeting. The purpose of the plan is to enable us to attract, retain and motivate key employees who are important to the success and growth of our business, and to create a long-term mutuality of interest between our shareholders and those key employees by granting them options to purchase our common stock. Options granted under the plan may be either incentive stock options or non-statutory options. The plan is to be administered either directly by the board, or by a committee consisting of two or more outside directors (the "Committee"). Under the plan, options may be granted to our key employees. The option price is to be fixed by the Committee at the time the option is granted. If the option is intended to to be an incentive stock option, the purchase price is to be not less than 100% of the fair market value of the common stock at the time the option is granted, or, if the person to whom the option is granted is the owner of 10% or more of our common stock, 110% of such fair market value. The Committee is to specify when and on what terms the options granted to key employees are to become exercisable. However, no option may be exercisable after the expiration of ten years from the date of grant or five years from the date of grant in the case of incentive stock options granted to a holder of ten percent or more of our common stock. In the case of incentive stock options, the aggregate fair market value of the shares with respect to which the options are exercisable for the first time during any calendar year may not exceed $100,000 unless this limitation has ceased to be in effect under Section 422 of the Internal Revenue code. If there is a change of control of our company, all outstanding options become immediately exercisable in full. In the event of an employee's death, or following the employee's retirement at or after age 65 or before age 65 with the consent of the Committee, outstanding options may be exercised for a period of one year from the applicable date of death or retirement. If the employee's employment is terminated for reasons other than death or retirement, the options remain exercisable for a period of three months after such termination unless termination was for cause, in which case all outstanding options are immediately canceled. 1,500,000 shares of common stock have been initially authorized for issuance under the plan. Under the plan, eligible individuals may, at the discretion of the Committee, be granted options to purchase shares of common stock. However, no eligible individuals may be granted options for more than 500,000 shares in any calendar year. The option price and number of shares covered by an option will be adjusted proportionately in the event of a stock split, stock dividend, etc., and the Committee is authorized to make other adjustments to take into consideration any other event which it determines to be appropriate to avoid distortion of the operation of the plan. In the event of a merger or consolidation, option holders will be entitled to acquire the number and class of shares of the surviving corporation which they would have been entitled to receive after the merger or consolidation if they had been the holders of the number of shares covered by the options. If we are not the surviving entity in a merger and consolidation, the Committee may in its discretion terminate all outstanding options, and in that event option holders will have 20 days from the time they received notice of termination to exercise all their outstanding options. The plan terminates ten years from its effective date unless terminated earlier by the board of directors or the shareholders. Proceeds of the sale of shares subject to options under the plan are to be added to our general funds and used for its general corporate purposes.

On September 21, 2001, our shareholders approved the 2000 Incentive Stock Option Plan, and increased the shares authorized for the plan from 1,500,000 to 6,000,000.

In May of 2002, options for 150,000 shares under the plan, at an option price of $0.21, were granted to our corporate secretary, Kimberly Biggs (100,000 shares), and our vice-president of operations, Rob White (50,000 shares).

.

Compensation of Directors

No director receives or has received any compensation from us for serving on the board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 26, 2003, information about equity securities we believe to be owned of record or beneficially by each of our directors;
  each person who owns beneficially more than 5% of any class of our outstanding equity securities; and
  all of our directors and executive officers as a group.

Shareholders' Name and Address	Number of Shares Owned	Percent
L. Kelly Jones 440 North Center Arlington, Texas 76011	3,088,752 (1)	8.1%
Bob Ferris 1941 South Brighton Circle Mesa, Arizona 85208	5,060,240(2)	13.3%
Lance Loesberg 7700 Heather Ridge Court Irving, Texas 75063	542,169(3)	1.4%
John F. Aleckner, Jr. 2905 Forestwood Drive Arlington, Texas 76006	2,172,076(4)	6.2%
L. Andrew Wells 1011 Compass Cove Circle Spring, Texas 77379	2,530,120(5)	6.6%
Kimberly Biggs 2414 Green Willow Court Arlington, Texas 76001	42,460 (6)	*
Dave and Nancy Ferris (7) 719 Misty Lea Houston, Texas 77090	5,286,556	13.9%
All officers and directors as a group (6 persons)	18,907,558 (1)(2)(3)(4)(5)(6)	49.55%

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

(6) We are obligated to redeem 16,559 of these shares for a nominal amount.

(7) Dr. and Mrs. Ferris are the parents of Bob Ferris.

(8) Based on 38,091,448 shares outstanding.

The beneficial owners of securities listed above have sole investment and voting power with respect to such shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

In addition, there is a possibility, which management regards as remote, that we may be required to issue a substantial number of additional shares to the holder of one of our notes under the penalty provisions of that note. Since those shares would be issued for no additional consideration, any such issuance could cause significant dilution in the book value per share of shares presently outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Item 12. Certain Relationships and Related Transactions

Mr. Jones, our chief executive officer, is also president of Jones & Cannon, a Texas professional corporation, which has provided legal services to us and which may continue to provide legal services to us in the future, and which rents to us our executive offices. We currently owe Jones & Cannon more than $261,716 for legal services rendered. Jones & Cannon had also been providing the limited amount of executive office space we require, and some clerical and other services required for our operations without charge until June 5, 2000, under an oral agreement with Mr. Jones. We became obligated to pay Jones & Cannon $1500 per month for this office space effective June 15, 2000, and we currently owe Jones & Cannon $29,000 in past due rent.

Mr. Ferris, our president, is the owner of Ferris Holdings, L.L.C., which is landlord on the lease for our production facilities in Phoenix, Arizona. We currently owe Ferris Holdings, L.L.C. approximately $40,600 in arrearage on our lease.

In December, 1997, we agreed to redeem at par value an aggregate of 1,505,399 shares of the common stock held by the ten former shareholders of First Brewery of Dallas, Inc., a company we had acquired in April, 1997. The aggregate redemption price was to have been $7,527.02. That redemption was to have occurred no later than March 31, 1998. However, we did not have sufficient funds to honor this commitment and are currently in default under the agreement. Messrs. Jones and Aleckner and Ms. Biggs were among those whose shares were to have been redeemed. In February, 2000, we and Messrs. Jones and Aleckner agreed that the shares that were to have been redeemed from those two individuals would not be redeemed. We expect to redeem the remaining shares during the third quarter of 2003.

During the period from July, 1997 through May, 1998 Mr. Jones, our chairman of the board and chief executive officer, lent us an aggregate of $90,000 for use as operating capital. Of this amount, $65,000 was subsequently eliminated when Mr. Jones accepted in full satisfaction of that debt certain equipment securing bank debt which Mr. Jones had guaranteed, leaving a balance of $25,000.00. This indebtedness is evidenced by an unsecured demand promissory note at an annual interest rate of 12 % per annum. During the period from November, 2000 through December, 2001, Mr. Jones lent us an aggregate of $81,000 for use as operating capital, for a total indebtedness of $106,000. This $81,000 indebtedness is evidenced by unsecured promissory notes without interest.

During the period from March, 2001 through April, 2002, Mr. John F. Aleckner, Jr., one of our directors, lent us an aggregate of $274,500 for use as operating capital. This indebtedness is evidenced by unsecured promissory notes with no annual interest rate.

During the period from June, 1993 through April, 2001, Dr. Dave and Nancy Ferris, who are shareholders, lent us an aggregate of $172,531 for use as operating capital. During October of 2001, Dr. Dave and Nancy Ferris lent us $21,500 for use as operating capital, for a total indebtedness of $194,031. This $21,500 indebtedness is evidenced by an unsecured promissory note with no annual interest rate.

Item 13. Exhibits and Reports on Form 8K

We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Item 14. Controls and Procedures.

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
In accord with SEC requirements, the CEO and CFO notes that, since the date of his evaluation to the date of this annual report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.
(Registrant)

By: /s/ L. Kelly Jones
L. Kelly Jones, chief executive officer

Dated April 15,2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Kelly Jones	chief executive officer, chief financial officer and director	April 15, 2003
L. Kelly Jones
/s/ Bob Ferris	president and director	April 15, 2003
Bob Ferris
/s/ Lance Loesberg	executive vice-president and director	April 15, 2003
Lance Loesberg
/s/ John F. Aleckner, Jr.	director	April 15, 2003
John F. Aleckner, Jr.
/s/ L. Andrew Wells	director	April 15, 2003
Andrew Wells