Form 10KSB/A
period 2002-12-31
VIRTRA SYSTEMS INC
filed 2003-04-23
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB
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
The registrant amends Item 13 to read as follows.

Item 13. Exhibits and Reports on Form 8K

(a) Exhibits

99.1 Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification
99.2 Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

(b) We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.
(Registrant)

By: /s/ L. Kelly Jones
L. Kelly Jones, chief executive officer

Dated April 23,2003

Pursuant to the requirements of the Securities Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Kelly Jones	chief executive officer, chief financial officer and director	April 23, 2003
L. Kelly Jones
/s/ Bob Ferris	president and director	April 23, 2003
Bob Ferris
/s/ Lance Loesberg	executive vice-president and director	April 23, 2003
Lance Loesberg
/s/ John F. Aleckner, Jr.	director	April 23, 2003
John F. Aleckner, Jr.
/s/ L. Andrew Wells	director	April 23, 2003
Andrew Wells