Form 10QSB
period 2003-03-31
VIRTRA SYSTEMS INC
filed 2003-05-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

YES |X| NO |_|

As of May 12, 2003, the Registrant had outstanding 39,220,112 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

Balance Sheet as of March 31, 2003 and December 31, 2002

Statement of Operations for the three months ended March 31, 2003 and 2002

Statement of Changes in Stockholders’ Deficit for the three months ended

  March 31, 2003

Statement of Cash Flows for the three months ended March 31, 2003 and 2002

Selected Notes to Financial Statements

VIRTRA SYSTEMS, INC.

BALANCE SHEET

March 31, 2003 and December 31, 2002

__________

	March 31,	December 31,
	2003	2002
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ -	$ 98,442
Accounts receivable	100,846	93,929
Costs and estimated earnings in excess of billings on uncompleted contracts	-	17,342

Total current assets	100,846	209,713

Property and equipment, net	301,570	346,114
Note receivable-related party	67,885	67,885
Intangible assets, net	31,729	36,261

Total assets	$ 502,030	$ 659,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 859,106	$ 889,324
Obligations under product financing arrangements	5,426,982	5,240,418
Notes payable-stockholders	910,031	910,031
Convertible debentures	245,736	308,262
Book overdraft	31,585	-
Accounts payable	1,214,491	1,201,849
Accrued liabilities	635,023	643,879
Billings in excess of costs and estimated earnings on uncompleted contracts	52,332	82,613

Total current liabilities	9,375,286	9,276,376

Redeemable common stock, 778,291 shares at $.005 par value	3,891	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 38,091,448 and
37,331,448 shares issued and outstanding at March 31, 2003 and December 31,	190,458	186,658
2002, respectively
Additional paid-in capital	2,982,639	2,922,833
Accumulated deficit	(12,050,244)	(11,729,785)

Total stockholders’ deficit	(8,877,147)	(8,620,294)

Total liabilities and stockholders’ deficit	$ 502,030	$ 659,973

Note:  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months ended March 31, 2003 and 2002

__________

(Unaudited)

	2003	2002

Revenue:
Theme parks and arcades	$ 45,805	$ 79,529
Custom applications and other	348,001	127,572

Total revenue	393,806	207,101

Cost of sales and services	160,513	86,780

Gross margin	233,293	120,321

General and administrative expenses	325,330	433,576

Loss from operations	(92,037)	(313,255)

Other income (expenses):
Interest expense and finance charges	(228,422)	(480,746)
Other income	-	6,872

Total other income (expenses)	(228,422)	(473,874)

Net loss	$ (320,459)	$ (787,129)

Weighted average shares outstanding	37,551,448	33,504,660

Basic and diluted net loss per common share	$ (0.01)	$ (0.02)

See accompanying notes.

VIRTRA SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

for the three months ended March 31, 2003

__________

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2002	37,331,448	$ 186,658	$2,922,833	$(11,729,785)	$(8,620,294)

Common stock issued upon
conversion of debentures	747,105	3,736	58,792	-	62,528

Common stock issued for
payment of interest	12,895	64	1,014	-	1,078

Net loss	-	-	-	(320,459)	(320,459)

Balance at March 31, 2003 (unaudited)	38,091,448	$ 190,458	$2,982,639	$(12,050,244)	$(8,877,147)

See accompanying notes

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the three months ended March 31, 2003 and 2002

__________

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$ (320,459)	$ (787,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,076	136,464
Amortization of debt issuance costs	60,192	268,566
Stock issued for interest and financing fees	1,078	174,500
Stock issued as compensation for services	-	2,000
(Increase) decrease in operating assets	10,425	(5,193)
Increase (decrease) in accounts payable and accrued expenses	99,879	85,960

Net cash used in operating activities	(99,809)	(124,832)

Cash flows from investing activities:
Capital expenditures	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on notes payable	(30,218)	(11,470)
Proceeds from notes payable to stockholders	-	174,500
Increase (decrease) in book overdraft	31,585	(33,172)

Net cash provided by financing activities	1,367	129,858

Net increase (decrease) in cash and cash equivalents	(98,442)	5,026

Cash and cash equivalents at beginning of period	98,442	-

Cash and cash equivalents at end of period	$ -	$ 5,026

Non-cash investing and financing activities:

Interest paid	$ 20,351	$ 12,657

Income taxes paid	$ -	$ -

Common stock issued upon conversion of debentures	$ 62,528	$ -

See accompanying notes.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Form 10-KSB and Form DEF 14A filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

4.

Subsequent Event

On April 30, 2003, VirTra Systems, Inc. (the “Company”) entered into an agreement to sell its contracts and the assets used in its theme park operations for $120,000, payable in four equal installments of $30,000 upon signing of the term sheet; $30,000 on April 30, 2003; $30,000 on May 31, 2003; and $30,000 on June 30, 2003.  The transaction resulted in a loss on sale of assets of approximately $35,000.

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

Effective September, 2001, we completed the acquisition of Ferris Industries, Inc., a leading developer and operator of virtual reality devices. Ferris designed, developed, and distributed technically-advanced products for the entertainment, simulation, promotion, and education markets. Its virtual reality (VR) devices are computer-based and allow people to view and manipulate graphical representations of physical reality. The acquisition provided us with a wider array of products within our industry, an experienced management team, an existing revenue stream, and established distribution channels. Until we acquired Ferris, we had devoted substantially all of our efforts to implementing our `Net GameLink™ product, an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. We intend to continue development and deployment of that entertainment system while at the same time expanding Ferris' business. Post-merger, the anticipated deployment of our existing virtual reality technology is anticipated to be highly profitable.

The Ferris acquisition was accounted for as a pooling of interests. Ferris was much larger than GameCom in terms of assets, and had substantial revenues whereas GameCom had essentially no revenues at the time of the acquisition. As a result, the discussion below relates in major part to the former Ferris operations rather than GameCom's.

Future revenues and profits will depend upon various factors, including market acceptance of our two advanced training systems, and the success of our continued sales to the advertising/promotion market. Our anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001. We unveiled our initial product in this market, the IVR-p™ advanced training simulator, in December, and we have recently conducted numerous demonstrations of the IVR-p™ in Washington, D.C. We remain in advanced discussions with representatives of Homeland Security regarding our technology, and our capabilities in the detection and mitigation of risks; in fact, we have recently learned that one federal protective agency has budgeted to buy several of our advanced systems upon the agency's approval of the applicable prototype.  There can be no assurances that these advanced discussions will be fruitful or that the prototype will be satisfactory.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Three major factors affected our results of operations for the three months ended March 31, 2003, compared to the corresponding period of 2002. First, revenues increased. Second, general and administrative expense decreased. Finally, interest expense and finance charges also decreased.

Revenues from both of our historic virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which we are able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had revenue of $393,806 for the three months ended March 31, 2003, compared to $207,101 for the corresponding three months of 2002. Revenue from theme parks and arcades declined primarily because of a significant national decline in theme park attendance, and because we did not substantially update the content of our virtual reality systems at these facilities during 2002 or 2003. Revenue from custom applications and other sources increased. The main components of this item are revenue from the recently announced and completed contract with Shell/Pennzoil for a promotional virtual reality project, as well as the initial revenue from the recently-announced Red Baron® 3-D Flying Adventure™. Cost of sales and services increased almost directly in proportion to the increased revenue from custom applications. General and administrative costs of $325,330 for the three months ended March 31, 2003, compared to $433,576 for the three months ended March 31, 2002, decreased primarily due to a reduction in professional and consulting fees, and management’s efforts to reduce general overhead expense.

Interest expense and finance charges decreased to $228,422 for the three months ended March 31, 2003, compared to $480,746 for the corresponding period of 2002, largely because of a significant reduction in common shares issued as interest or financing fees, and because the debt issuance costs on a majority of the product financing arrangements have now been fully amortized.

Liquidity and Plan of Operations

As of March 31, 2003 our liquidity position remained precarious. However, our recent increase in revenue from custom applications for the advertising/promotional market has given us some breathing room. As of March 31, 2003 we had current liabilities of $9,375,286, including $5,426,982 in obligations under the lease financing for the virtual reality systems formerly utilized in our amusement applications, $1,214,491 in accounts payable, and short-term notes payable of $859,106, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of March 31, 2003 there were only $100,846 in current assets available to meet those liabilities.  We will be able to continue operations only if holders of our short-term notes and lease obligations continue to forebear enforcement of those obligations.

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

The Dutchess private equity line may not be a viable funding mechanism, as the price and volume of trading in our shares may be too low to make that source of financing attractive.  To date we have met our capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and the Dutchess convertible debentures.  For the three months ended March 31, 2003, the net loss was ($320,459). Approximately $210,225 of the loss was attributable to non-cash charges for depreciation and amortization, amortization of interest and debt issuance costs, payment in common stock of financing fees and interest, and increases in accounts payable and accrued liabilities. After taking into account the non-cash items included in that loss, our cash requirements were approximately $130,000. To cover these cash requirements, we utilized our cash on hand in the sum of $98,442, and increased our book overdraft by $31,585.

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

Item 3.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 8, 2003, we filed a declaratory judgment lawsuit in the 348th state district court of Tarrant County, Texas against Legg Mason Wood Walker Incorporated and the Depository & Clearing Corporation, now pending as cause number 348-198792-03. In this suit, we refer to the district court’s prior ruling that our cancellation of shares of the company’s common stock formerly in the name of William E. K. Hathaway II c/o Olympic Holdings, L.L.C. was proper, and in this suit we seek a further judicial determination that Hathaway’s subsequent endorsement of his certificate to these companies was ineffective, as the certificate was no longer genuine and could not be registered, and further due to other alleged irregularities, resulting in our having no liability to these companies.

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

On May 6, 2003, we sold our amusement/theme park operations, formerly known as our VR Zones, to Global VR for a negotiated cash price of $120,000. This sale is designed to allow us to focus our attention on the larger and potentially more lucrative training/simulation market.

VIRTRA SYSTEMS, INC.

UNAUDITED PROFORMA FINANCIAL STATEMENTS

On April 30, 2003, VirTra Systems, Inc. (the “Company”) entered into an agreement to sell its contracts and the assets used in its theme park operations for $120,000 payable in four equal installments of $30,000 upon signing of the term sheet; $30,000 on April 30, 2003; $30,000 on May 31, 2003; and $30,000 on June 30, 2003. The following Unaudited Proforma Balance Sheet as of March 31, 2003 gives effect to the transaction as if it had occurred at that date. The Unaudited Proforma Statement of Operations for the three months ended Mach 31, 2003 and the year ended December 31, 2002 give effect to the transaction as if it had occurred on January 1, 2002.

The Unaudited Proforma Financial Statements are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been completed at January 1, 2002, nor are they indicative of the Company’s future results of operations.

The Unaudited Proforma Financial Statements should be read in conjunction with the historical financial statements of the Company and related notes thereto.

VIRTRA SYSTEMS, INC.

UNAUDITED PROFORMA BALANCE SHEET

March 31, 2003

	Historical	Proforma	Proforma
	Balance	Adjustments	Balance

Current assets:
Cash and cash equivalents	$ -	$ -	$ -
Accounts receivable	100,846	-	100,846
Note receivable	-	(a)120,000	120,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	-	-	-

Total current assets	100,846	120,000	220,846

Property and equipment, net	301,570	(b)(155,189)	146,381
Note receivable-related party	67,885	-	67,885
Intangible assets, net	31,729	-	31,729

Total assets	$ 502,030	$ (35,189)	$ 466,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 859,106	$ -	$ 859,106
Obligations under product financing arrangements	5,426,982	-	5,426,982
Notes payable-stockholders	910,031	-	910,031
Convertible debentures	245,736	-	245,736
Book overdraft	31,585	-	31,585
Accounts payable	1,214,491	-	1,214,491
Accrued liabilities	635,023	-	635,023
Billings in excess of costs and estimated earnings on
uncompleted contracts	52,332	-	52,332

Total current liabilities	9,375,286	-	9,375,286

Redeemable common stock, 778,291 shares at $.005 par value	3,891	-	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized,
38,091,448 shares issued and outstanding	190,458	-	190,458
Additional paid-in capital	2,982,639	-	2,982,639
Accumulated deficit	(12,050,244)	(c)(35,189)	(12,085,433)

Total stockholders’ deficit	(8,877,147)	(35,189)	(8,912,336)

Total liabilities and stockholders’ deficit	$ 502,030	$ (35,189)	$ 466,841

See notes to unaudited proforma financial statements.

VIRTRA SYSTEMS, INC.

UNAUDITED PROFORMA STATEMENT OF OPERATIONS

for the three months ended March 31, 2003

	Historical	Proforma	Proforma
	Balance	Adjustments	Balance

Revenue:
Theme parks and arcades	$ 45,805	$ (a)(38,268)	$ 7,537
Custom applications and other	348,001	-	348,001

Total revenue	393,806	(38,268)	355,538

Cost of sales and services	160,513	(a)(46,487)	114,026

Gross margin	233,293	8,219	241,512

General and administrative expenses	325,330	(a)(37,840)	287,490

Loss from operations	(92,037)	(46,059)	(45,978)

Other income (expenses):
Interest expense and finance charges	(228,422)	-	(228,422)
Other income	-	-	-

Total other income (expenses)	(228,422)	-	(228,422)

Net loss	$ (320,459)	$ (b)(46,059)	$ (274,400)

Weighted average shares outstanding	37,551,448	-	37,551,448

Basic and diluted net loss per common share	$ (0.01)	$ (b) -	$ (0.01)

See notes to unaudited proforma financial statements.

VIRTRA SYSTEMS, INC.

UNAUDITED PROFORMA STATEMENT OF OPERATIONS

for the year ended December 31, 2002

	Historical	Proforma	Proforma
	Balance	Adjustments	Balance

Revenue:
Theme parks and arcades	$1,216,283	$(a)(1,208,936)	$ 7,347
Custom applications and other	1,064,201	-	1,064,201

Total revenue	2,280,484	(1,208,936)	1,071,548

Cost of sales and services	1,318,119	(a)(974,878)	343,241

Gross margin	962,365	(234,058)	728,307

General and administrative expenses	2,119,229	(a)(423,845)	1,695,384

Loss from operations	(1,156,864)	(189,787)	(967,077)

Other income (expenses):
Interest income	130	-	130
Interest expense and finance charges	(1,549,142)	-	(1,549,142)
Other income	13,121	-	13,121

Total other income (expenses)	(1,535,891)	-	(1,535,891)

Net loss	$(2,692,755)	$ (b)(189,787)	$(2,502,968)

Weighted average shares outstanding	35,358,153	-	35,358,153

Basic and diluted net loss per common share	$ (0.08)	$ (b)(0.01)	$ (0.07)

See notes to unaudited proforma financial statements.

VIRTRA SYSTEMS, INC.

NOTES TO UNAUDITED PROFORMA FINANCIAL STATEMENTS

1.

Basis of Presentation

On April 30, 2003, VirTra Systems, Inc. (the “Company”) entered into an agreement to sell its contracts and the assets used in its theme park operations for $120,000 payable in four equal installments of $30,000 upon signing of the term sheet; $30,000 on April 30, 2003; $30,000 on May 31, 2003; and $30,000 on June 30, 2003. The following Unaudited Proforma Balance Sheet as of March 31, 2003 gives effect to the transaction as if it had occurred at that date. The Unaudited Proforma Statement of Operations for the three months ended Mach 31, 2003 and the year ended December 31, 2002 give effect to the transaction as if it had occurred on January 1, 2002.

The Company believes that the assumptions used in preparing the unaudited proforma financial statements provide a reasonable basis for presenting all of the significant effects of the sale of the assets used in its theme park operations and that the proforma adjustments give effect to those assumptions in the Unaudited Proforma Financial Statements.

2.

Earnings Per Share

Net loss per share of common stock was computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Due to the net loss, all of the common stock equivalents were excluded from this calculation due to their anti-dilutive effect.

3.

Proforma Adjustments

Proforma adjustments to the Unaudited Proforma Balance Sheet are as follows:

a.

Reflects the note receivable established for the purchase of the assets.

b.

Reflects the disposition of the assets sold and related accumulated depreciation.

c.

Reflects the loss incurred on sale of the assets.

Proforma adjustments to the Unaudited Proforma Statements of Operations are as follows:

a.

Reflects the removal of the revenue, cost of sales and general and administrative expenses related to the theme park operations.

b.

Reflects the effect on net loss and loss per share upon removal of the theme park operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

2          Asset Purchase Agreement

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

VIRTRA SYSTEMS, INC.

Date: May 14, 2003	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer

Chief  Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section  302 Certification

I, L. Kelly Jones, certify that:

1.           I have reviewed this quarterly report on Form 10-QSB of Virtra Systems, Inc.;

2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.           The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.           The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.           The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer

In stating that the above matters are true "based on his knowledge," the signer does not mean that he knows such matters to be true, but means that after reasonable inquiry he does not know of any facts which indicate to him that such matters are not true. He further notes that there are no "other certifying officers."