Form 10QSB
period 2003-06-30
VIRTRA SYSTEMS INC
filed 2003-08-14
CIK 1085243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or

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

YES |X| NO |_|

As of August 3, 2003, the Registrant had outstanding 43,672,706 shares of common stock, par value $.005 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet as of June 30, 2003 and December 31, 2002

Statement of Operations for the three months and six months ended June 30, 2003 and 2002

Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2003

Statement of Cash Flows for the six months ended June 30, 2003 and 2002

Selected Notes to Financial Statements

VIRTRA SYSTEMS, INC.
BALANCE SHEET
June 30, 2003 and December 31, 2002
__________
	June 30,	December 31,
	2003	2002
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ -	$ 98,442
Accounts receivable	41,699	93,929
Costs and estimated earnings in excess of billings on uncompleted contracts	-	17,342

Total current assets	41,699	209,713

Property and equipment, net	134,526	158,237
Assets of discontinued operations	-	187,877
Note receivable-related party	67,885	67,885
Intangible assets, net	27,197	36,261

Total assets	$ 271,307	$ 659,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 848,411	$ 889,324
Obligations under product financing arrangements	5,634,130	5,240,418
Notes payable-stockholders	910,031	910,031
Convertible debentures	209,967	308,262
Book overdraft	14,385	-
Accounts payable	1,185,180	1,201,849
Accrued liabilities	655,409	643,879
Billings in excess of costs and estimated earnings on uncompleted contracts	-	82,613

Total current liabilities	9,457,513	9,276,376

Redeemable common stock, 490,760 shares at $.005 par value	2,454	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 40,976,455 and
37,331,448 shares issued and outstanding at June 30, 2003 and December 31,	204,883	186,658
2002, respectively
Additional paid-in capital	3,184,486	2,922,833
Accumulated deficit	(12,578,029)	(11,729,785)

Total stockholders’ deficit	(9,188,660)	(8,620,294)

Total liabilities and stockholders’ deficit	$ 271,307	$ 659,973

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes.

VIRTRA SYSTEMS, INC.
STATEMENT OF OPERATIONS
for the three months and six months ended June 30, 2003 and 2002
__________
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Theme parks and arcades	$ 3,335	$ 19,968	$ 17,080	$ 57,395
Custom applications and other	77,523	10,315	425,524	137,887

Total revenue	80,858	30,283	442,604	195,282

Cost of sales and services	26,412	31,484	174,101	80,302

Gross margin	54,446	(1,201)	268,503	114,980

General and administrative expenses	287,973	579,807	550,614	912,012

Loss from operations	(233,527)	(581,008)	(282,111)	(797,032)

Other income (expenses):
Interest expense and finance charges	(249,069)	(205,709)	(477,491)	(686,455)
Loss on sale of asset	(35,189)	-	(35,189)	-
Other income	-	-	-	6,872

Total other income (expenses)	(284,258)	(205,709)	(512,680)	(679,583)

Net loss from continuing operations	(517,785)	(786,717)	(794,791)	(1,476,615)

Income (loss) from discontinued operations	(10,000)	18,408	(53,453)	(83,400)

Net loss	$ (527,785)	$(768,309)	$(848,244)	$(1,560,015)

Weighted average shares outstanding	39,439,281	35,208,536	38,655,365	34,356,598

Basic and diluted net loss per common share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.05)

See accompanying notes.

VIRTRA SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
for the six months ended June 30, 2003
__________
(Unaudited)

Common Stock

			Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Total

Balance at December 31, 2002	37,331,448	$ 186,658	$2,922,833	$(11,729,785)	$(8,620,294)

Common stock issued upon
conversion of debentures	1,275,191	6,376	91,919	-	98,295

Common stock issued for
payment of interest	34,809	174	2,377	-	2,551

Common stock issued for cash	2,335,007	11,675	167,357	-	179,032

Net loss	-	-	-	(848,244)	(848,244)

Balance at June 30, 2003 (unaudited)	40,976,455	$ 204,883	$3,184,486	$(12,578,029)	$(9,188,660)

See accompanying notes.
VIRTRA SYSTEMS, INC.
STATEMENT OF CASH FLOWS
for the six months ended June 30, 2003 and 2002
__________
(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$ (848,244)	$(1,560,015)
Less: net loss from discontinued operations	(53,453)	(83,400)

Net loss from continuing operations	(794,791)	(1,476,615)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,774	34,168
Loss on sale of assets	35,189	-
Amortization of debt issuance costs and increase in obligation under
product financing arrangements	393,712	397,390
Stock issued for interest and financing fees	2,551	234,500
Stock issued as compensation for services	-	250,425
(Increase) decrease in operating assets	99,572	(5,305)
Increase (decrease) in accounts payable and accrued expenses	(89,189)	279,686

Net cash used in operating activities	(320,182)	(285,751)

Cash flows from investing activities:
Proceeds from sale of assets	90,000	-

Net cash provided by investing activities	90,000	-

Cash flows from financing activities:
Proceeds from notes payable	35,000	35,000
Payments on notes payable	(75,913)	(89,067)
Proceeds from notes payable to stockholders	-	199,500
Increase (decrease) in book overdraft	14,385	(7,534)
Payments on obligations under product financing arrangements	-	(7,500)
Proceeds from issuance of common stock	179,032	-

Net cash provided by financing activities	152,504	130,399

Net cash provided by (used in) discontinued operations	(20,764)	155,352

Net increase (decrease) in cash and cash equivalents	(98,442)	-

Cash and cash equivalents at beginning of period	98,442	-

Cash and cash equivalents at end of period	$ -	$ -

Supplemental disclosure of cash flow information:

Interest paid	$ 22,475	$ 18,589

Income taxes paid	$ -	$ -

Non-cash investing and financing activities:

Common stock issued upon conversion of debentures	$ 98,295	$ -

Receivable from the sale of assets	$ 30,000	$ -

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

4. Discontinued Operations

On April 23, 2003, VirTra Systems, Inc. (the “Company”) entered into an agreement to sell its contracts and the assets used in its theme park operations for $120,000, payable in four equal installments of $30,000 upon signing of the term sheet; $30,000 on April 30, 2003; $30,000 on May 31, 2003; and $30,000 on June 30, 2003. The transaction resulted in a loss on sale of assets of $35,189.

The financial statements have been presented to reflect the sale of the Company’s assets related to its theme park operations. Accordingly, the financial statements reflect the theme park operations as discontinued operations for each of the periods presented.

Total revenues included in discontinued operations was $-0- and $32,060 for the three and six months ended June 30, 2003, respectively, and $264,680 and $306,782 for the three and six months ended June 30, 2002, respectively. There was no effect on basic and diluted net loss per common share, reported in the accompanying statement of operations, from the results of the discontinued operations.

5. Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

6. Common Stock

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”). Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock. Put notices cannot be issued more frequently than every seven days. The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice. Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date. Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period. During the three months ended June 30, 2003 the Company sold 2,335,007 shares of its common stock for $179,032 under this agreement.

In connection with this investment agreement the Company issued $450,000 in convertible debentures. The debentures bear interest at 5% per year payable in cash or registered common stock at the Company’s option. The debentures mature in September 2005 and are convertible, at the option of the holder, to shares of the Company’s common stock at a conversion price per share equal to the lower of (i) 85% of the average of any four or five closing bid prices for the common stock for the five days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date. During the six months ended June 30, 2003 the Company issued 1,275,191 shares of its common stock upon conversion of $98,295 of this debenture and issued 34,809 shares of its common stock as payment of $2,551 of interest on the debentures.

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

We recently sold our theme park operations, so that substantially all our revenue on an ongoing basis is expected to be in custom applications and other sources.

Future revenues and profits will depend upon various factors, including market acceptance of our two advanced training systems, and the success of our continued sales to the advertising/promotion market. Our anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001. We unveiled our initial product in this market, the IVR-p™ advanced training simulator, in December, and we recently announced the other more advanced training simulator, the IVR-360™. We have conducted numerous demonstrations of the IVR-p™ in Washington, D.C. We remain in advanced discussions with representatives of Homeland Security, various federal agencies, and various law enforcement agencies regarding our technology, and our capabilities in the detection and mitigation of risk. We have recently learned that one federal protective agency, based upon its approval of the IVR-p prototype at a recent demonstration, is moving forward with the procurement of our products. There can be no assurances that these advanced discussions will be fruitful or that the prototype will be satisfactory.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Two major factors affected our results of operations for the three months ended June 30, 2003, compared to the corresponding period of 2002. First, revenue increased. Second, general and administrative expense decreased.

Revenues from both of our historic virtual reality product lines -- theme parks and arcades and custom applications -- are somewhat unpredictable. Theme park and arcade revenues are affected by both the overall traffic at facilities of this type and by the extent to which we are able to provide new and attractive content to attract more users and increase repeat business. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had revenue of $80,858 for the three months ended June 30, 2003, compared to $30,283 for the corresponding three months of 2002. Revenue from custom applications and other sources increased. The main component of this item is revenue from the recently completed contract with Cameo Marketing for the Red Baron® 3-D Flying Adventure™. Despite the increased revenue, cost of sales and services decreased. General and administrative costs of $287,983 for the three months ended June 30, 2003, compared to $579,807 for the three months ended June 30, 2002, decreased primarily due to a reduction in professional and consulting fees, and management’s efforts to reduce general overhead expense.

Interest expense and finance charges increased to $249,069 for the three months ended June 30, 2003, compared to $205,709 for the corresponding period of 2002.

Six months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Three major factors affected our results of operations for the six months ended June 30, 2003, compared to the corresponding period of 2002. First, revenues increased. Second, general and administrative expense decreased. Finally, interest expense and finance charges also decreased.

We had revenue of $442,604 for the sixth months ended June 30, 2003, compared to $195,282 for the corresponding six months of 2002. The main components of this item are revenue from the Shell/Pennzoil Vroom Tour promotional virtual reality project, as well as the recently-completed Red Baron® 3-D Flying Adventure™ promotional project. Cost of sales and services increased to $174,101, but less proportionately than the increased revenue from custom applications. General and administrative costs of $550,614 for the six months ended June 30, 2003, compared to $912,012 for the six months ended June 30, 2002, decreased primarily due to a reduction in professional and consulting fees, and management’s efforts to reduce general overhead expense.

Interest expense and finance charges decreased to $477,491 for the six months ended June 30, 2003, compared to $686,455 for the corresponding period of 2002, largely because of a significant reduction in common shares issued as interest or financing fees, and because the debt issuance costs on a majority of the product-financing arrangements have now been fully amortized.

Liquidity and Plan of Operations

As of June 30, 2003 our liquidity position remained precarious. However, our recent increase in revenue from custom applications for the advertising/promotional market has given us some breathing room. As of June 30, 2003 we had current liabilities of $9,457,513, including $5,634,130 in obligations under the lease financing for the virtual reality systems formerly utilized in our amusement applications, $1,185,180 in accounts payable, and short-term notes payable of $848,411, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of June 30, 2003 there were only $41,699 in current assets available to meet those liabilities. We will be able to continue operations only if holders of our short-term notes and lease obligations continue to forebear enforcement of those obligations.
On July 12, 2002, we entered into an agreement with Dutchess Private Equities, L.P., pursuant to which Dutchess and other investors participated in the private placement of $450,000.00 in convertible debentures, as well as a private equity line of $5,000,000.00 over the next two years. Registration of the shares to be issued under the terms of the agreement was accomplished pursuant to the terms of an SB-2 filed with the Securities and Exchange Commission on August 12, 2002, and which became effective on September 2, 2002. Dutchess has fully funded the debentures. As of June 30, 2003, the balance owed on the debentures to Dutchess had been reduced to $209,967.
The Dutchess private equity line may not be a viable funding mechanism, as the price and volume of trading in our shares may be too low to make that source of financing attractive. To date we have met our capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and the Dutchess convertible debentures. For the six months ended June 30, 2003, the net loss from continuing operations was ($794,791). Approximately $474,609 of the loss was attributable to non-cash charges. After taking into account the non-cash items included in that loss, our cash requirements for continuing operations were approximately $320,182. In addition, we repaid $75,913 in principal amount of notes and used $20,764 in discontinued operations, bringing total cash requirements to $416,859. To cover our cash requirements, we received $90,000 from sale of assets used in our theme park operations, issued $35,000 in notes to non-stockholders, utilized our cash on hand in the sum of $98,442, increased our book overdraft by $14,385 and drew down $179,032 under our equity line of credit.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 8, 2003, we filed a declaratory judgment lawsuit in the 348th state district court of Tarrant County, Texas against Legg Mason Wood Walker Incorporated and the Depository & Clearing Corporation, now pending as cause number 348-198792-03. In this suit, we refer to the district court’s prior ruling that our cancellation of shares of the company’s common stock formerly in the name of William E. K. Hathaway II c/o Olympic Holdings, L.L.C. was proper, and in this suit we seek a further judicial determination that Hathaway’s subsequent endorsement of his certificate to these companies was ineffective, as the certificate was no longer genuine and could not be registered, and further due to other alleged irregularities, resulting in our having no liability to these companies. We subsequently dismissed Depository and Clearing Corporation from the lawsuit without prejudice. On July 2, 2003, Legg Mason counterclaimed against us for the sum of $277,855, representing the costs Legg Mason endured when required to purchase 700,000 shares of our stock on the open market to cover its short position resulting from our transfer agent’s confiscation of the certificate originally issued to Mr. Hathaway. We believe the counterclaim has no merit, due to the district court’s prior ruling, and our interpretation and that of our legal counsel of the applicable provisions of the Uniform Commercial Code, which provide that Legg Mason’s remedy is against Mr. Hathaway and not us.

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

31 Chief Executive Officer and Chief Financial Officer - Rule 13a-14(a) Certification

32 Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

(b)          We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

Date: August 14, 2003	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer