Form 10QSB
period 2003-09-30
VIRTRA SYSTEMS INC
filed 2003-11-14
CIK 1085243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

YES |X| NO |_|

As of November 4, 2003, the Registrant had outstanding 47,618,629 shares of common stock, par value $.005 per share.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Balance Sheet as of September 30, 2003 and December 31, 2002
Statement of Operations for the three months and nine months ended September 30, 2003 and 2002
Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2003
Statement of Cash Flows for the nine months ended September 30, 2003 and 2002
Selected Notes to Financial Statements
VIRTRA SYSTEMS, INC.
BALANCE SHEET
September 30, 2003 and December 31, 2002
__________
	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ -	$ 98,442
Accounts receivable	31,620	93,929
Costs and estimated earnings in excess of billings on uncompleted contracts	-	17,342

Total current assets	31,620	209,713

Property and equipment, net	172,901	158,237
Assets of discontinued operations	-	187,877
Note receivable-related party	67,885	67,885
Intangible assets, net	22,665	36,261

Total assets	$ 295,071	$ 659,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 817,313	$ 889,324
Obligations under product financing arrangements	5,842,724	5,240,418
Notes payable-stockholders	910,031	910,031
Convertible debentures	88,634	308,262
Book overdraft	7,266	-
Accounts payable	1,089,496	1,201,849
Accrued liabilities	683,105	643,879
Billings in excess of costs and estimated earnings on uncompleted contracts	69,720	82,613

Total current liabilities	9,508,289	9,276,376

Redeemable common stock, 490,760 shares at $.005 par value	2,454	3,891

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 46,575,511 and
37,331,448 shares issued and outstanding at September 30, 2003 and December
31, 2002, respectively	232,878	186,658
Additional paid-in capital	3,611,401	2,922,833
Accumulated deficit	(13,061,388)	(11,729,785)

Total stockholders’ deficit	(9,217,109)	(8,620,294)

Total liabilities and stockholders’ deficit	$ 295,071	$ 659,973

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
See accompanying notes.
VIRTRA SYSTEMS, INC.
STATEMENT OF OPERATIONS
for the three months and nine months ended September 30, 2003 and 2002
__________
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Custom applications	$ 218,911	$ 97,314	$ 644,435	$ 235,201
Arcades and other	-	20,856	17,080	78,251

Total revenue	218,911	118,170	661,515	313,452

Cost of sales and services	122,014	58,890	296,115	139,192

Gross margin (loss)	96,897	59,280	365,400	174,260

General and administrative expenses	393,730	265,856	944,344	1,177,868

Loss from operations	(296,833)	(206,576)	(578,944)	(1,003,608)

Other income (expenses):
Interest income	-	130	-	130
Interest expense and finance charges	(242,698)	(381,129)	(720,189)	(1,067,584)
Gain (loss) on sale of asset	18,908	-	(16,281)	-
Other income	37,264	-	37,264	6,872

Total other income (expenses)	(186,526)	(380,999)	(699,206)	(1,060,582)

Net loss from continuing operations	(483,359)	(587,575)	(1,278,150)	(2,064,190)

Income (loss) from discontinued operations	-	28,541	(53,453)	(54,859)

Net loss	$ (483,359)	$ (559,034)	$(1,331,603)	$(2,119,049)

Weighted average shares outstanding	44,413,497	35,745,265	40,574,782	34,819,486

Basic and diluted net loss per common share	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.06)

See accompanying notes.
VIRTRA SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
for the nine months ended September 30, 2003
__________
(Unaudited)

Common Stock

			Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Total

Balance at December 31, 2002	37,331,448	$ 186,658	$2,922,833	$(11,729,785)	$(8,620,294)

Common stock issued upon
conversion of debentures	2,710,600	13,553	191,045	-	204,598

Common stock issued for
payment of interest	106,232	531	7,255	-	7,786

Common stock issued for cash	5,427,231	27,136	425,268	-	452,404
Common stock issued for services	1,000,000	5,000	65,000	-	70,000
Net loss	-	-	-	(1,331,603)	(1,331,603)

Balance at September 30, 2003
(unaudited)	46,575,511	$ 232,878	$3,611,401	$(13,061,388)	$(9,217,109)

See accompanying notes.
VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2003 and 2002
__________
(Unaudited)
	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,331,603)	$(2,119,049)
Less: net loss from discontinued operations	(53,453)	(54,859)

Net loss from continuing operations	(1,278,150)	(2,064,190)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,809	51,247
Loss on sale of assets	16,281	-
Effect of beneficial conversion feature and warrant costs	-	156,900
Bad debt expense	-	16,967
Amortization of debt issuance costs and increase in obligation under	602,306	524,685
product financing arrangements
Stock issued for interest and financing fees	7,786	234,602
Stock issued as compensation for services	70,000	279,775
Change in operating assets and liabilities	(21,398)	312,332

Net cash used in operating activities	(536,366)	(487,682)

Cash flows from investing activities:
Purchase of property and equipment	(48,970)	-
Proceeds from sale of assets	120,000	-

Net cash provided by investing activities	71,030	-

Cash flows from financing activities:
Proceeds from notes payable	35,000	35,000
Payments on notes payable	(107,012)	(141,068)
Proceeds from convertible debentures	-	450,000
Proceeds from notes payable to stockholders	-	199,500
Increase (decrease) in book overdraft	7,266	(33,172)
Payments on obligations under product financing arrangements	-	(15,000)
Proceeds from issuance of common stock	452,404	25,000

Net cash provided by financing activities	387,658	520,260

Net cash provided by (used in) discontinued operations	(20,764)	303,270

Net increase (decrease) in cash and cash equivalents	(98,442)	335,848

Cash and cash equivalents at beginning of period	98,442	-

Cash and cash equivalents at end of period	$ -	$ 335,848

Supplemental disclosure of cash flow information:

Interest paid	$ 30,607	$ 39,914

Income taxes paid	$ -	$ -

Non-cash investing and financing activities:

Common stock issued upon conversion of debentures	$ 204,598	$ 11,690

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

3. Income Taxes
The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from the future utilization of net operating loss carryforwards.

4. Discontinued Operations
On April 30, 2003, VirTra Systems, Inc. (the “Company”) entered into an agreement to sell its contracts and the assets used in its theme park operations for $120,000, payable in four equal installments of $30,000 upon signing of the term sheet; $30,000 on April 30, 2003; $30,000 on May 31, 2003; and $30,000 on June 30, 2003. The transaction resulted in a loss on sale of assets of $16,281.
The financial statements have been presented to reflect the sale of the Company’s assets related to its theme park operations. Accordingly, the financial statements reflect the theme park operations as discontinued operations for each of the periods presented.
Total revenues included in discontinued operations was $-0- and $32,060 for the three and nine months ended September 30, 2003, respectively, and $713,139 and $1,019,921 for the three and nine months ended September 30, 2002, respectively. There was no effect on basic and diluted net loss per common share, reported in the accompanying statement of operations, from the results of the discontinued operations.

5. Reclassification
Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

6. Common Stock
In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”). Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock. Put notices cannot be issued more frequently than every seven days. The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice. Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date. Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period. During the nine months ended September 30, 2003 the Company sold 5,427,231 shares of its common stock for $452,404 under this agreement.
In connection with this investment agreement the Company issued $450,000 in convertible debentures. The debentures bear interest at 5% per year payable in cash or registered common stock at the Company’s option. The debentures mature in September 2005 and are convertible, at the option of the holder, to shares of the Company’s common stock at a conversion price per share equal to the lower of (i) 85% of the average of any four or five closing bid prices for the common stock for the five days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date. During the nine months ended September 30, 2003 the Company issued 2,710,600 shares of its common stock upon conversion of $204,598 of this debenture and issued 106,232 shares of its common stock as payment of $7,786 of interest on the debentures.

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

Future revenues and profits will depend upon various factors, including market acceptance of our two advanced training systems, and the success of our continued sales to the advertising/promotion market. Our anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001. We unveiled our initial product in this market, the IVR-p™ advanced training simulator, in December of 2002, and we publicly announced the other more advanced training simulator, the IVR-360™, in July. We recently announced the initial two sales of our advanced training simulators in September and October, respectively. We have conducted demonstrations of both the IVR-p™ and the IVR-360™ in Washington, D.C. and at our Phoenix production facility, and numerous demonstrations are scheduled within the next few months. We remain in advanced discussions with representatives of the Department of Homeland Security, various federal and foreign agencies, and various law enforcement agencies regarding our technology, and our capabilities in situational awareness and judgmental use-of-force training.
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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Three major factors affected our results of operations for the three months ended September 30, 2003, compared to the corresponding period of 2002. First, revenue increased. Second, general and administrative expenses increased. Third, interest expense and finance charges decreased.

Revenues from our virtual reality product lines are somewhat unpredictable. Custom applications tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had revenue of $218,911 for the three months ended September 30, 2003, compared to $118,170 for the corresponding three months of 2002. Revenue from custom applications and other sources increased. The main component of this item is revenue from the recently completed contract with Cameo Marketing for the Red Baron® 3-D Flying Adventure™, from a promotional helicopter project for an undisclosed customer, and from Schwan’s (Red Baron™ Pizza) for a promotional experience at its new flight museum. Cost of sales and services increased proportionally.

General and administrative expenses of $393,730 for the three months ended September 30, 2003, compared to $265,856 for the three months ended September 30, 2002, increased primarily due to an increase in consulting fees. .

Interest expense and finance charges decreased to $242,698 for the three months ended September 30, 2003 compared to $381,129 for the corresponding period of 2002 largely because of a significant reduction in common shares issued as interest or financing fees, and because the debt issuance costs on a majority of the product-financing arrangements have now been fully amortized.

Nine months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Three major factors affected our results of operations for the nine months ended September 30, 2003, compared to the corresponding period of 2002. First, revenues increased. Second, general and administrative expenses decreased. Finally, interest expense and finance charges also decreased.

We had revenue of $661,515 for the nine months ended September 30, 2003, compared to $313,452 for the corresponding nine months of 2002. The main components of this item are revenue from the Shell/Pennzoil Vroom Tour promotional virtual reality project, the recently-completed Red Baron® 3-D Flying Adventure™ promotional project, a promotional helicopter experience for an undisclosed customer, and the Schwan’s (Red Baron™ Pizza) promotional experience at its new flight museum. Cost of sales and services increased to $296,115, which is relatively proportionate to the increase in revenue.

General and administrative expenses of $944,344 for the nine months ended September 30, 2003, compared to $1,177,868 for the nine months ended September 30, 2002, decreased primarily due to a reduction in professional and consulting fees, and management’s efforts to reduce general overhead expense.

Interest expense and finance charges decreased to $720,189 for the nine months ended September 30, 2003, compared to $1,067,584 for the corresponding period of 2002, largely because of a significant reduction in common shares issued as interest or financing fees, and because the debt issuance costs on a majority of the product-financing arrangements have now been fully amortized.

Liquidity and Plan of Operations
As of September 30, 2003 our liquidity position remained precarious. However, our recent increase in revenue from custom applications for the advertising/promotional market has given us some breathing room. As of September 30, 2003 we had current liabilities of $9,508,289, including $5,842,313 in obligations under lease financing arrangements for the virtual reality systems formerly utilized in our amusement applications, $1,089,496 in accounts payable, and short-term notes payable of $817,313, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of September 30, 2003 there were only $31,620 in current assets available to meet those liabilities. We will be able to continue operations only if holders of our short-term notes and lease obligations continue to forebear enforcement of those obligations.
On July 12, 2002, we entered into an agreement with Dutchess Private Equities, L.P., pursuant to which Dutchess and other investors participated in the private placement of $450,000.00 in convertible debentures, as well as a private equity line of $5,000,000.00 over the next two years. Registration of the shares to be issued under the terms of the agreement was accomplished pursuant to the terms of an SB-2 filed with the Securities and Exchange Commission on August 12, 2002, and which became effective on September 2, 2002. Dutchess has fully funded the debentures. As of September 30, 2003, the balance owed on the debentures to Dutchess had been reduced to $88,634.
The Dutchess private equity line may not in the future be a viable funding mechanism, as the price and volume of trading in our shares may become too low to make that source of financing attractive. To date we have met our capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, the Dutchess convertible debentures, and the Dutchess private equity line.
For the nine months ended September 30, 2003, net cash used in operating expenses was $536,366. To fund our operations for the nine months ended September 30, 2003, we received $120,000 from the sale of assets used in our theme park operations, issued $35,000 in notes to non-stockholders, utilized our cash on hand in the sum of $98,442, increased our book overdraft by $7266, and drew down $452,404 under our equity line of credit.
The opinion of our independent auditor for each of the last two fiscal years expressed substantial doubt as to our ability to continue as a going concern. We will either need substantial additional capital, or to be successful with lucrative custom application projects in the promotional/advertising markets, or for our entry into the training/simulation market to be successful so as to generate profits to fund the company. We may need additional financing in order to carry out our expansion plans. Based upon the increase in the stock's trading volume and price following our entry into the training/simulation market, management believes that the Dutchess financing will allow us to continue our operations for at least the next 12 months, provided holders of our short-term notes and equipment lease obligations continue to give us the breathing room necessary for our new applications to make significant contributions to revenue.

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
VIRTRA SYSTEMS, INC.
Date: November 14, 2003	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer