Form 10KSB
period 2003-12-31
VIRTRA SYSTEMS INC
filed 2004-03-30
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, par value $.005 per share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES |_| NO |X|

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of Registrant at March 25, 2004 was approximately $9,566,767. The number of shares of Registrant's common stock outstanding on March 25, 2004 was 49,908,327. Revenue for the most recent fiscal year was $984,490.

Part I

Item 1. Description of Business

BUSINESS OVERVIEW

VirTra Systems, Inc. was organized in 1996 to operate theme concept microbrewery restaurants. In 1997, we acquired First Brewery of Dallas, Inc., which operated the former Hubcap Brewery & Kitchen of Dallas, Texas (later renamed The Schooner Brewery brewpub). As a result of several factors, including relatively strict laws that apply to craft brewers in Texas, we found it difficult to develop this initial business, and we closed our microbrewery operations in early 1999.

In December of 1997, we acquired all rights to 'Net GameLink™ , an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. From 1999, when we closed our microbrewery operations, until we acquired Ferris Productions, Inc. as described below, we had been devoting substantially all of our efforts to implementing the 'Net GameLink™ product and our operations were limited to development, construction, and beta-testing of the initial 'Net GameLink™ prototype system.

In February, 2000, we changed our jurisdiction of incorporation from Nevada to Texas. We maintain our corporate office at 440 North Center, Arlington, Texas 76011, and our telephone number is (817) 261-4269. We also maintain engineering, technical, and production offices, and a demonstration facility, at 5631 South 24th Street, Phoenix, Arizona 85040, with a phone number of (602) 470-1177.

In September, 2001, we completed the acquisition of Ferris Productions, Inc., a leading developer and operator of virtual reality devices. “Virtual reality” is a generic term associated with computer systems that create a real-time visual/audio/haptic (touch and feel) experience. Virtual reality immerses participants into a three-dimensional real-time synthetic environment generated  or controlled by one (or several) computer(s). Ferris Productions designed, developed, distributed, and operated technically-advanced products for the entertainment, simulation, promotion, and education markets.  The acquisition provided us with a wider array of products within our industry, an experienced management team, an existing revenue stream, and established distribution channels.

Our “immersive virtual reality™” devices are computer-based, and allow participants to view and manipulate graphical representations of physical reality.  Stimulating the senses of sight, sound, touch, and smell simultaneously, our virtual reality devices envelop the participant in dynamic filmed or computer-generated imagery, and allow the participant to interact with what he or she sees using simple controls and body motions. Virtual reality products to-date have typically employ head-mounted displays that combine high-resolution miniature image source monitors, wide field-of-view optics, and tracking sensors in a unit small and light enough to be worn on the head.  These products usually surround the participant with dynamic three-dimensional imagery, allowing the user to change perspective on the artificial scenes by simply moving his or her head.  Virtual reality devices have in the past been used primarily in connection with electronic games, as, by surrounding the player with the sights, sounds, and smells he or she would experience in the real world, play is made far more realistic than it would be if merely presented in a two-dimensional flat screen display. Our historic areas of application have included the  entertainment/amusement, advertising/promotion, and training/simulation markets.

Entertainment/Amusement

Our “immersive virtual reality™” devices within the entertainment/amusement market were designed to produce a highly-realistic experience at a significantly lower cost than traditional virtual reality technology.  Historically, the software for virtual reality games and other applications was separately created for each application. Our systems were developed utilizing our patented Universe Control Board™, which, when installed in an ordinary PC, makes it possible to quickly adapt PC games for the arcade market, permitting easy conversion of PC games to behave as coin-operated arcade games, and allows the operator to change from one game to another without expensive hardware replacement.

Within the entertainment/amusement market, we installed and operated virtual reality entertainment centers known as “VR Zones” in over a dozen theme parks and high-traffic visitor locations, such as:

•

Six Flags,

•

Paramount Parks,

•

Busch Gardens, and

•

Carnival Cruise Lines.

These VR Zones were equipped with systems we developed and manufactured, and were operated with our employees on a revenue-share basis with the theme park locations. We sold our VR Zones in the spring of 2003, in order to more fully focus on the advertising/promotional and training/simulation markets.

Advertising/Promotion

We entered the advertising/promotion market with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant.  This project led us to additional projects within this market, such as:

•

a virtual reality bi-plane experience for Red Baron® Pizza,

•

a virtual reality ski jump promotional program for Chevrolet in conjunction with its “Olympic Torch City Celebration Tour™,”an interactive promotional project for Shell Oil Product’s Pennzoil® division’s “Vroom Tour™”, which featured Jay Leno “inside” an automobile engine demonstrating how oil functions inside an automobile engine, and ended with the visitor driving Pennzoil’s Formula One car around the Las Vegas Motor Speedway at speeds in excess of 220 miles per hour,

•

a 50-seat, 3-D immersive theatre for Red Baron® Pizza’s “3-D Flying Adventure™,” which featured special glasses, Dolby® 5.1 sound, and special effects that literally “jump” off the screen, and

•

a recently-delivered recruitment tool for the United States Army, in which participants “ride” in an Army Black Hawk helicopter performing an exciting rescue mission.

 Over the last quarter, we have completed an as-of-yet undisclosed promotional project, and have provided proposals to a number of Fortune 500 companies for virtual reality applications in conjunction with their advertising/promotional campaigns. Some of these proposals utilize a revolutionary not-yet-disclosed non-headset delivery system. In this market, we are currently in advanced discussions with, among others, several large advertising agencies, major automobile manufacturers, and the United States Army.

Training/Simulation

Our anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001. During the past two and one-half years, we have gained valuable market feedback from direct contact, meetings with, and demonstrations to several governmental agencies that resulted in completing the design of two unique virtual reality-based training systems for judgmental use-of-force and tactical judgment objectives.  The two different systems provide the law enforcement, military, and security markets with a first-of-its-kind 360-degree immersive training environment.  The first prototype system, the IVR-p™, was largely completed in December of 2002. The second, our projection-based, patent-pending  IVR™ HD series, was completed in January of 2004, and was publicly debuted to the domestic law enforcement market in late March of 2004 at the industry’s Trexpo West trade show in Long Beach, California. We announced our initial sale in this market in September of 2003, and, as of March 22, 2004, we had sold seven systems, all variations of the IVR HD series, to state police organizations in Mexico and India. Our initial IVR HD series installation is set for late March of 2004. In the United States governmental marketing sector, we have developed significant ongoing relationships with numerous security-related municipal, state, and federal agencies, and branches of the military, which have resulted in the submission of confidential proposals currently under review, as well as strategic relationships with large federal defense contractors. We have numerous scheduled demonstrations over the next few months.

Virtual Reality Products

Our “immersive virtual reality™” products include:

Advertising/Promotional Products

•

The VR Sensory Theatre™ is a three-seat, sit-down, multi-sensory system designed to allow a large number of entertainment center customers to experience virtual reality in a short period of time. Users seated in the theatre put on a headset, suspended from a neutralization arm, which allows their heads to rotate a full 360 degrees. The system integrates headset video, audio, and smell for the user. The system comes standard with three seats, but can link together for much larger throughput. It is approximately 84 inches long, 36 inches wide, 72 inches high, and weighs approximately 420 lbs.

•

The VR-360™ is a stand-up interactive system. The user has freedom of movement and is tracked in 360 degrees. The system incorporates state-of-the-art computer equipment, gyro head tracking, audio, microphone communication, and joystick interaction. The system comes standard for one user. The user wears a headset suspended from a support cable on an illuminated neutralization arm. The entire system is approximately 54 inches long, 60 inches wide, 102 inches high, and weighs approximately 490 lbs.

•

The VR-720™ is a sit-down interactive system designed primarily for use in our former VR Zone format. The user, while seated, is tracked in 360 degrees. The system incorporates state-of-the-art computer equipment, gyro head tracking from an illuminated neutralization arm, audio, microphone communication, wind simulation, smell integration, and joystick interaction. The system comes standard for two users. The system is approximately 54 inches long, 60 inches wide, 102 inches high, and weighs approximately 490 lbs.

•

The 3-D Multisensory Theatre™ is a portable-seat, high-capacity (50-100 viewers) 3-D theatre with special effects packages, including fog, wind, and simulated lighting, among others. This theatre system features 3-D, high-resolution imagery on a large projected screen. The participants wear polarized glasses, which facilitate a distinctive 3-D depth in the screen images. This system also features time-triggered smells, wind simulation, and a Dolby® 5.1 sound system. The 3-D system uses a silver screen and two projectors. Three-dimensional filming techniques are used and specially processed to finalize the 3-D experience. Computer-generated 3-D imagery is an alternative development method to 3-D filming. The system is approximately 10 feet wide, 9 feet high, plus the required area for traditional seating.

Training/Simulation Products

The patent-pending IVR™ HD series is our recently-demonstrated line of advanced multi-screened, high-definition, situational awareness and judgmental use-of-force firearms training simulators, and utilizes filmed content which branches the scenarios, based upon the trainees’ performance, to either escalation or mitigation of the scenarios. The systems incorporate state-of-the-art computer equipment, laser-controlled weapons tracking, spatial distinct stereo audio, high-definition resolution, and projection-based, multi-screen video delivery. The systems are standard for one to six users. The trainees simply step into the screen(s), and then interact with the scenarios in real-time, with their weapon of choice – teaching situational awareness and judgmental use-of-force with lethal and non-lethal weapons currently utilized by military, law enforcement, and security agencies. The IVR HD products are all live-fire capable, and are offered in four different configurations:

•

The IVR-base™ HD is a single screen model, and its compact size offers portability and supports one-four trainees, using Windows XP/Pentium 4 technology. A key feature of the IVR-base HD is its upgradeability to the IVR-180™ HD model, and it has a footprint of 10.1 feet wide x 9.5 feet long x 10 feet high, and weighs approximately 539 pounds.

•

The IVR-180™ HD offers a 180-degree field of view for realistic training and target tracking. It supports one-four trainees, using Windows XP/Pentium 4 technology, and has a footprint requiring a 19.8 feet wide x 14.2 feet long x 10 feet high space, and it weighs approximately 1370 pounds.

•

The IVR-300™ HD delivers 300-degree use-of-force scenarios, and supports one-five trainees, using Windows XP/Pentium 4 technology. A key feature of the IVR-300 HD allows an upgrade platform to the IVR-360™ HD model,  and it has a footprint requiring a  36.2 feet wide x 38.5 feet long x 10 feet high space,  and it weighs approximately  2195 lbs.

•

The IVR-360™ HD is our top-of-the-line standard 360-degree firearms training system, and supports one-six trainees, using Windows XP/Pentium 4 technology. The IVR-360 HD model has a footprint requiring a 36.2 feet wide x 38.5 feet long x 10 feet high space, and it weighs approximately 2634 lb.

Most of our products make use of video-recorded images, rather than computer-generated graphics, allowing each system to present a variety of photorealistic virtual reality experiences without artificially-created computer images.

Competition

Competition within each of our markets is intense.

If an advertising/promotion company decides to proceed with a high-tech promotion, we are often able to compete very favorably. However, as our virtual reality experiences are usually custom applications, and we deal primarily with leading advertising agencies, or directly with the client, it is difficult to quantify the competition.  Sometimes small or upstart companies are able to penetrate one or two particular high-tech promotions.  With over 11 years in the marketplace, we currently are not aware of any other virtual reality-based advertising/promotion company with “similar” products who are as large and as experienced as we are.

It is difficult to gauge the competition in the training/simulation market. There are several large competitors in the general field of high-tech simulation.  For instance, a recent (January 7, 2002) edition of Forbes magazine contains a feature story on L3 Communications, Inc., a company purportedly doing in excess of $400 billion with the United States government in this market.  However, L3 focuses on other types of simulators (such as aircraft motion simulators) and to-date we have never directly competed against L3 and may never compete with them regarding our judgmental-use-of-force simulators.  Also, we believe, based on discussions with potential customers, that our products in this market are unique, primarily due to our proprietary 360-degree form of “immersive” photorealistic virtual reality.  However, there are existing companies that have made essentially the same single-screen style simulator for the past 15 years or longer.  While we believe that buyers and users will respond favorably to a more capable multi-screen simulator for roughly the same price as single-screen simulators, we cannot guarantee an industry-wide transition from single-screen to multi-screen. However, our success is not dependant upon an industry-wide adoption of our new multi-screen technology.

Some general competitors within the virtual reality industry that promote substitute and similar technologies are as follows:

•

Straylight--since 1992, Straylight has focused on the exploitation of virtual reality in the promotions and conventions market, basing its original customized systems on expensive Silicon Graphics computers.  Most recently, it launched the stand-up 3DXTC system, offering a headset-based, lightweight system utilized within the advertising/promotional market. We believe Straylight’s penetration (under three or four current projects) is insignificant, and that Straylight continues to employ noticeably out-dated technology when compared to ours.

•

Advanced Interactive Systems, Inc. (“AIS”) --has been a provider of interactive simulation systems designed to provide training for law enforcement, military, and security agencies since 1993. Its line of products uses primarily video production in judgmental training scenarios. AIS also markets to anti-terrorist and other special application training facilities for military and special operations groups. Its systems are all based using single screen technology and do not address issues in a 360-degree world. Although AIS is a player in the firearms training simulator space, we believe our technology and the more “real world,” life-like scenarios we create are far superior to its systems. Further, our recent patent application may hamper or halt potential plans by AIS or others to compete with our patent-pending multi-screen systems. We also consider our service and support superior that of AIS.

•

Firearms Training Systems, Inc. (“FATS”) -- claims to have over 4,000 training systems installed worldwide by military, law enforcement, and commercial customers.  FATS is a full service training/simulation company that also utilizes video scenarios and single screen technology with an optional video-training scenario authoring system. AIS and FATS are similar in many respects, although FATS has been in the market longer. As with other competitors in this field, we feel our 360-degree technology is superior to FATS and its systems. After several discussions with multiple individuals, it is our observation that FATS’ clients are universally unimpressed with the level of service and support provided on their FATS’ system after the initial sale. Further, our recent patent application may hamper or halt potential plans by FATS or others to compete with our patent-pending multi-screen systems. We also consider our service and support superior to that of FATS.

•

L-3 Communications, Inc. -- a supplier of intelligence, surveillance and reconnaissance (ISR) products, secure communications systems and products, avionics and ocean products, training products, microwave components and telemetry, instrumentation, space and wireless products. Its customers include the Department of Defense, selected U.S. government intelligence agencies, aerospace prime contractors, and commercial telecommunications, and wireless customers. L-3’s product mix includes; secure communication systems, training systems, microwave components, avionics and ocean systems, telemetry, instrumentation, space, and wireless products. L-3 is a $2 billion plus company with a very diverse range of products and services geared towards defense related activities. It has a division for simulation and training with several products currently deployed. One of these simulators projects images on multiple screens using computer generated graphics. L-3 systems consist of computer generated graphics, and currently do not use video or film for its content, to the best of our knowledge, nor does it produce complete 360-degree projected or head-mount display systems. Due to the size and strength of L-3 within the defense industry and other governmental agencies, it can possibly be a very formidable competitor if it chooses to enter the 360-degree, photorealistic, virtual reality simulation market. We currently have no information on the level of service and support provided by L-3.

•

IES Interactive Training, Inc. (IES) -- a supplier of basic simulation equipment to law enforcement. Having fielded several hundred single screen systems in the law enforcement with little emphasis on military, it is in the competitive landscape. Because of its dated technologies utilizing single screen, non-immersive technologies, we believe our IVR HD line is vastly more advanced. Our recent patent application may hamper or halt potential plans by IES or others to compete with our patent-pending multi-screen systems. We also consider our service and support superior to that of IES.

The above summary of competition is by no means exhaustive, since this is a fluid and rapidly-expanding industry.

Marketing

Our marketing activities are conducted on multiple levels.

Marketing within the advertising/promotional market is conducted primarily by our vice-president of advertising and promotion. We utilize a demonstration unit featuring excerpts from our successful promotional projects for Pennzoil, Buick, Red Baron Pizza, Chevrolet, and the U.S. Army, and we continue to enhance this system with appropriate content. Marketing within this industry is conducted primarily by one-on-one appointments and demonstrations of our technology to agencies and qualified corporations. We also attend industry tradeshows to generate leads and to garner further market exposure.

Marketing within the training/simulation market is conducted primarily through trade shows, trade journal advertisements, and one-on-one demonstrations. With the recent completion and public debut of the IVR™ HD series of advanced training simulators at the Trexpo West trade show in March of 2004, we have penetrated the mindset of military and law enforcement experts, as the IVR HD series is now demonstrably the most technologically-advanced situational awareness and judgmental use-of-force firearms combat/marksmanship simulator in the world. Since its inception, we have demonstrated the simulator to high level officers in the United States military, as well as to municipal, state, and federal agencies both domestically and internationally. In addition to our seven recently-announced sales to foreign governmental agencies, we are aware that our products are now in the budgeting stages of branches of the United States Armed Forces, municipal and state law enforcement agencies, and numerous foreign governments

Employees

At March 25, 2004, we employed 11 people. We consider relations with our employees to be satisfactory.

Trademarks/Patents

We have obtained a patent for our Universe Control Board™, and federal trademarks for “’Net GameLink™” and “The Internet Just Met Its Match™.” On March 15, 2004, we applied for a patent on our unique projection-based IVR™ HD series of advanced training simulators, seeking a patent on our “multiple screen simulation system and method for situational response training.” We have filed for federal registration of our “Immersive Virtual Reality™” and “IVR™” trademarks.  There can be no assurance that patents or trademarks will issue on these applications, or that, if the patent is issued for the IVR HD, it will be sufficiently broad to provide meaningful protection

Item 2. Description of Property

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

Our production offices are located in Phoenix, Arizona, in an office building owned by Ferris Holdings, L.L.C.  See “Certain Relationships and Related Transactions.”  Ferris Holdings has charged us $7,772.00 per month for our office space since August of 2000.  We have a 25 1/2-year lease with Ferris Holdings.

Item 3. Legal Proceedings

On May 8, 2003, we filed a declaratory judgment lawsuit in the 348th state district court of Tarrant County, Texas against Legg Mason Wood Walker Incorporated and the Depository & Clearing Corporation, now pending as cause number 348-198792-03. In this suit, we refer to the district court’s prior ruling that our cancellation of shares of the company’s common stock formerly in the name of William E. K. Hathaway II c/o Olympic Holdings, L.L.C. was proper, and in this suit we seek a further judicial determination that Hathaway’s subsequent endorsement of his certificate to these companies was ineffective, as the certificate was no longer genuine and could not be registered, and, further due to other alleged irregularities, resulting in our having no liability to these companies. We subsequently dismissed Depository and Clearing Corporation from the lawsuit without prejudice.  On July 2, 2003, Legg Mason counterclaimed against us for the sum of $277,855, representing the costs Legg Mason endured when required to purchase 700,000 shares of our stock on the open market to cover its short position resulting from our transfer agent’s confiscation of the certificate originally issued to Mr. Hathaway.  We believe the counterclaim has no merit, due to the district court’s prior ruling, and our interpretation and that of our legal counsel of the applicable provisions of the Uniform Commercial Code, which provide that Legg Mason’s remedy is against Mr. Hathaway and not us. This lawsuit is currently in the pre-trial discovery phase

In October of 2003, we received correspondence from Richard McPherson, a former consultant to our company, claiming certain rights to our intellectual property relating to our advanced training simulators.  We filed suit in the 141st Judicial District Court of Tarrant County, Texas, in cause number 141-202786-3, styled VirTra Systems, Inc. v. Richard McPherson, on November 6, 2003, seeking a declaratory judgment that Mr. McPherson has no right to our intellectual property.  We intend to aggressively prosecute this declaratory judgment action, which is currently in the pre-trial discovery phase.  Mr. McPherson filed a pro se answer, and has been unresponsive to discovery requests, for which we are currently seeking sanctions against Mr. McPherson.

On December 3, 2003, suit was filed against us in the 61st Judicial District Court of Harris County, Texas, in cause number 2003-65857, styled Gloria Howden v. VirTra Systems, Inc., seeking payment of the sum of $240,000 in equipment leases allegedly entered into by Ms. Howden with the former Ferris Productions, Inc. in 2001.  We have contested the allegations, and have filed a motion for change of venue to Tarrant County, Texas.  That motion is pending.

On December 4, 2003, former director and shareholder, John F. Aleckner, Jr., and his wife Barbara, demanded immediate payment of $274,500.00 in demand promissory notes we had previously executed. We had previously been rebuffed in our attempts to negotiate an amiable resolution of the pending dispute.  In light of the demand, and other factors, we filed suit against the Aleckners on January 14, 2004, in the 348th Judicial District Court of Tarrant County, Texas, in case number 348-203761-04, styled VirTra Systems, Inc. v. John F. Aleckner, Jr. and Barbara H. Aleckner.  This lawsuit seeks cancellation of 2,191,694 shares of our common stock issued as consideration for such promissory notes, claiming illegal usury under Texas law.  Further, we further seek cancellation/forfeiture of these promissory notes, as the alleged usury allegedly exceeds more than twice the lawful rate of interest under Texas law. We intend to aggressively prosecute this litigation, which is currently in the pre-trial discovery stage.  Mr. Aleckner has counterclaimed against us and our chief executive officer, L. Kelly Jones, for fraud, negligence, and negligent misrepresentation.  We believe these allegations to be utterly without merit, and brought in bad faith.

On January 20, 2004, we filed suit against VR Films, Inc., a Nevada corporation, and its officers John F. Aleckner, Jr. and Lance Loesberg, former directors and officers of our company, for its announced intent to compete with us, its allegedly improper contact with our customers, and for breach of contract, misappropriation, conversion, breach of fiduciary duty, unfair competition, and we are seeking punitive damages. VR Films has counterclaimed against us, seeking an unspecified amount of damages, and has further brought suit against our chief executive officer and president, L. Kelly Jones, and Bob Ferris, respectively, claiming fraud.  We intend to aggressively prosecute this lawsuit in order to protect our corporate opportunities, trade secrets, proprietary subject matter, and confidential business information.  The case is currently in the pre-trial discovery phase.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information`

Our common stock is quoted under the symbol "VTSI" on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the OTC Electronic Bulletin Board. Quotations are on an as-adjusted basis to reflect a 1 for 5 reverse split effected in 1997 and reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

		BID PRICES
YEAR	PERIOD	HIGH	LOW
2001
	First Quarter	0.76	0.20
	Second Quarter	0.55	0.14
	Third Quarter	0.51	0.19
	Fourth Quarter	0.33	0.13
2002
	First Quarter	0.20	0.32
	Second Quarter	0.18	0.45
	Third Quarter	0.12	0.45
	Fourth Quarter	0.09	0.18
2003
	First Quarter	0.14	0.085
	Second Quarter	0.145	0.05
	Third Quarter	0.29	0.071
	Fourth Quarter	0.47	0.21

As of March 25, 2004, the reported bid price for our common stock was $0.28 per share.

Shareholders

As of March 25, 2004, we had 49,908,327 shares of common stock outstanding, held by 120 shareholders of record.

Dividends

We have not paid cash dividends on our common stock in the past and we do not anticipate doing so in the foreseeable future.

Item 6.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes to those financial statements.

Overview

We were capitalized in 1996 to develop, own, and operate theme brewpub/microbrewery restaurants. Until March of 1997, when we acquired and began operating the former Hubcap Brewery & Kitchen in Dallas, Texas, we had no operations or revenues. In January, 1999, we terminated our brewpub/microbrewery restaurant operations.

In December of 1997, we acquired all rights to 'Net GameLink™, an interactive entertainment system designed to allow a number of players to compete with one another in a game via an intranet or the Internet. From 1999, when we closed our microbrewery operations, until we acquired Ferris Productions, Inc. as described below, we had been devoting substantially all of our efforts to implementing the 'Net GameLink™ product and our operations were limited to development, construction and beta-testing of the initial 'Net GameLink™ prototype system.

In September 2001, we completed a reverse merger with Ferris Productions, Inc., in a stock-for-stock transaction under which Ferris Productions’ shareholders acquired a controlling interest.  The acquisition provided us with a wider array of products within our industry, an experienced management team, an existing revenue stream, established distribution channels, and the opportunity for additional markets.

In addition to the opportunities brought to us by the Ferris Productions acquisition, the acquisition also brought us substantial debt.  There can be no assurances that we will be able to successfully implement our expansion plans, including addressing the debt and the anticipated expansion of the former Ferris Productions operations.  We face all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a new business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely-dispersed physical locations, and the need to control operating and general and administrative expenses.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Revenue Recognition

Revenue from custom application contracts are recognized on a percentage-of-completion basis, measured by the percentage of costs incurred to date to total estimated costs for each contract.  Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  General and administrative costs are charged to expense as incurred.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.  An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed.  Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenue recognized.

Stock-Based Compensation

We account for our stock compensation arrangements under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees.” We provide disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.”

Results of Operations

Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002.

Effective April 30, 2003, we entered into an agreement to sell the contracts and related assets that were used in our theme park operations for $120,000, which resulted in a gain on sale of assets of $2,628.  Accordingly, the financial information discussed below excludes all revenue and costs incurred related to the theme park operations.

Total revenue for the year ended December 31, 2003 was $984,490 compared to total revenue of $1,064,201 for the year ended December 31, 2002.  This decrease of $79,711, or 7%, resulted primarily from the timing of custom projects. The main components of this item are revenue from the Shell/Pennzoil Vroom Tour promotional virtual reality project, as well as the recently-completed Red Baron® 3-D Flying Adventure™ promotional project.

Cost of sales and services increased $11,918, or 2%, to $656, 803, for the year ended December 31, 2003, from $644,885 for the year ended December 31, 2002.  This increase is relatively proportionate to the change in revenue.

General and administrative expenses decreased by $481,422, or 32%, to $1,010,302 for the year ended December 31, 2003, from $1,491,724 for the year ended December 31, 2002. The decrease is primarily due to the reduction in consulting fees resulting from the issuance of common stock, and management’s efforts to reduce general overhead expenses.

Interest expense and finance charges decreased by $692,460, or 45%, to $856,682 for the year ended December 31, 2003, from $1,549,142 for the year ended December 31, 2002.  This decrease is due to a significant reduction in common shares issued as payment for interest and financing fees, and due to the debt issuance costs on a majority of the product financing arrangements having been fully amortized.

Liquidity and Plan of Operations

As of December 31, 2003, our liquidity position was extremely precarious. We had current liabilities of $9,588,257, including $6,045,083 in obligations under the lease financing for the old Ferris Productions virtual reality systems, $1,118,580 in accounts payable, and short-term notes payable of $1,688,753, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of December 31, 2003, there was only $396,144 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debenture and equity line financing with Dutchess Private Equities Fund, L.P.. For the year ended December 31, 2003, the net loss was $(1,590,122). After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $829,438. In addition, we made capital expenditures of $98,819 and repaid notes in the amount of $249,266. To cover these cash requirements, we issued notes for $35,000, received $120,000 from the sale of our theme park operations, and issued 7,420,348 shares of our common stock for net cash proceeds of $1,025,715.

The opinion of our independent auditor for the year ended December 31, 2003 expressed substantial doubt as to our ability to continue as a going concern. We will need substantial additional capital or new lucrative custom application projects to become profitable. In July of 2002, we entered into a financial contract with Dutchess Private Equities Fund, L.P. Under this arrangement, Dutchess is to purchase up to $5 million of our common stock over the next two years under an equity line. The number of shares we may sell to Dutchess is based upon the trading volume of our stock. Dutchess and several other investors also participated in a private placement of $450,000 in convertible debentures, which has been repaid in full. Based on recent increases in the stock's trading volume following our entry into the training/simulation market, management believes that this equity line will allow us to continue our operations for at least the next twelve months. However, operations will require the continued forbearance of the holders of various notes and equipment leases that are currently in default.

Item 7.  Financial Statements

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Report of Independent Accountants

Financial Statements:

Balance Sheet as of December 31, 2003

Statement of Operations for the years ended  December 31, 2003 and 2002

Statement of Cash Flows for the years ended December 31, 2003 and 2002

Statement of Stockholders’ Deficit for the years ended December 31, 2003 and 2002

Notes to Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of

VirTra Systems, Inc.

We have audited the accompanying balance sheet of VirTra Systems, Inc. (the “Company”) as of December 31, 2003, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VirTra Systems, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2003 is in a negative working capital position and a stockholders’ deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas

March 23, 2004

VIRTRA SYSTEMS, INC.

BALANCE SHEET

December 31, 2003

__________

ASSETS

Current assets:
Cash and cash equivalents	$ 80,870
Accounts receivable	162,174
Costs and estimated earnings in excess of billings on uncompleted contracts	153,100

Total current assets	396,144

Property and equipment, net	206,232
Note receivable-related party	67,885
Intangible assets, net	18,133

Total assets	$ 688,394

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 778,722
Obligations under product financing arrangements	6,045,083
Notes payable-stockholders	910,031
Accounts payable	1,118,580
Accrued liabilities	703,501
Billings in excess of costs and estimated earnings on uncompleted contracts	32,340

Total current liabilities	9,588,257

Redeemable common stock, 490,760 shares at $.005 par value	2,454

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 48,568,628 shares issued and outstanding	242,843
Additional paid-in capital	4,174,747
Accumulated deficit	(13,319,907)

Total stockholders’ deficit	(8,902,317)

Total liabilities and stockholders’ deficit	$ 688,394

See accompanying notes to financial statements.

#

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the years ended December 31, 2003 and 2002

__________

	2003	2002

Revenue:
Custom applications	$ 955,430	$1,040,661
Other	29,060	23,540

Total revenue	984,490	1,064,201

Cost of sales and services	656,803	644,885

Gross margin	327,687	419,316

General and administrative expenses	1,010,302	1,491,724

Loss from operations	(682,615)	(1,072,408)

Other income (expenses):
Interest income	-	130
Interest expense and finance charges	(856,682)	(1,549,142)
Other income	2,628	13,121

Total other income (expenses)	(854,054)	(1,535,891)

Net loss from continuing operations	(1,536,669)	(2,608,299)

Income (loss) from discontinued operations	(53,453)	(84,456)

Net loss	$(1,590,122)	$(2,692,755)

Weighted average shares outstanding	42,415,964	35,358,153

Basic and diluted net loss per common share	$ (0.04)	$ (0.08)

See accompanying notes to financial statements.

#

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the years ended December 31, 2003 and 2002

__________

	2003	2002
Cash flows from operating activities:
Net loss	$(1,590,122)	$(2,692,755)
Loss from discontinued operations	53,453	84,456

Net loss from continuing operations	(1,536,669)	(2,608,299)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,768	69,685
Accrued cost of product financing arrangements and amortization of debt issuance costs	804,665	916,068
Effect of beneficial conversion feature and warrant costs	-	156,900
Gain on sale of assets	(2,628)	-
Bad debt expense	-	16,967
Common stock issued for services	70,000	279,775
Common stock issued for interest and finance charges	7,786	236,830
Changes in operating assets and liabilities:
Accounts receivable and other	(68,245)	(95,227)
Costs and estimated earnings in excess of billings	(135,758)	(17,342)
Accounts payable	(83,269)	181,275
Accrued liabilities and other	7,912	224,786

Net cash used in operating activities	(829,438)	(638,582)

Cash flows from investing activities:
Capital expenditures	(98,819)	(52,212)
Proceeds from sale of assets	120,000	-

Net cash provided by (used in) investing activities	21,181	(52,212)

Cash flows from financing activities:
Proceeds from issuance of notes payable	35,000	60,000
Proceeds from issuance of notes payable-stockholders	-	199,500
Proceeds from convertible debentures	-	450,000
Proceeds from issuance of common stock	1,025,715	-
Payments on notes payable	(145,602)	(250,141)
Payments on obligations under product financing arrangements	-	(30,000)
Payments on convertible debentures	(103,664)	-
Increase (decrease) in book overdraft	-	(33,172)

Net cash provided by financing activities	811,449	396,187

Net cash provided by (used in) discontinued operations	(20,764)	393,049

Increase (decrease) in cash and cash equivalents	(17,572)	98,442

Cash and cash equivalents, beginning of year	98,442	-

Cash and cash equivalents, end of year	$ 80,870	$ 98,442

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 62,974	$ 75,761

Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activity:
Common stock issued upon conversion of debentures	$ 204,598	$141,737

See accompanying notes to financial statements.

#

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2003 and 2002

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2001	32,931,842	$164,660	$2,129,589	$(9,037,030)	$(6,742,781)

Common stock issued for services	1,080,000	5,400	274,375	-	279,775

Common stock issued for interest and finance charges	1,805,135	9,025	227,805	-	236,830

Effect of beneficial conversion feature of convertible debentures	-	-	67,500	-	67,500

Issue of stock warrants with convertible debentures	-	-	89,400	-	89,400

Common stock issued upon conversion of debentures	1,514,471	7,573	134,164	-	141,737

Net loss	-	-	-	(2,692,755)	(2,692,755)

Balance at December 31, 2002	37,331,448	186,658	2,922,833	(11,729,785)	(8,620,294)

Common stock issued upon conversion of debentures	2,710,600	13,553	191,045	-	204,598

Common stock issued for payment of interest	106,232	531	7,255	-	7,786

Common stock issued for cash	7,420,348	37,101	988,614	-	1,025,715

Common stock issued for services	1,000,000	5,000	65,000	-	70,000

Net loss	-	-	-	(1,590,122)	(1,590,122)

Balance at December 31, 2003	48,568,628	$ 242,843	$4,174,747	$(13,319,907)	$(8,902,317)

See accompanying notes to financial statements.

#

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.

Background and Summary of Significant Accounting Policies

Background

GameCom, Inc. (“GameCom”), a Texas corporation, was founded in 1996.  Effective September 21, 2001 GameCom merged with Ferris Productions, Inc. (“Ferris”) (together “the Company”) and the Company changed its name to VirTra Systems, Inc. (“VirTra”).  The Company is headquartered in Arlington, Texas, with a production facility located in Phoenix, Arizona.  The Company develops, manufactures and operates technically advanced personal computer and non-personal computer based products including virtual reality (“VR”) entertainment products for the entertainment, simulation, promotion and education industries.

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

Accounts receivable generally arise from sales of equipment and services to various companies throughout the world.  Collateral is generally not required for credit granted.  During the years ended December 31, 2003 and 2002 the Company had three and two customers representing 72% and 81% of its custom application revenue, respectively.  Included in accounts receivable at December 31, 2003 is $115,040 or 71% due from these three customers.

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

Intangible Assets

Intangible assets consist of direct costs incurred in developing proprietary technology exclusively used in its entertainment products and costs incurred in obtaining a patent on such technology.  The intangible assets are being amortized on a straight-line basis over a five-year period.  As of December 31, 2003, accumulated amortization of these intangible assets is $102,815.  During each of the years ended December 31, 2003 and 2002, the Company recorded amortization expense of $18,128.

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

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation.  Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial statements.  SFAS No. 148 is effective for fiscal years ended after December 15, 2002.  The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial reporting.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIE’s were commonly referred to as SPE’s. FIN No. 46 is effective immediately for VIE’s created after January 31, 2003. This interpretation did not have a material effect on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

2.

Going Concern Considerations

During the years ended December 31, 2003 and 2002, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2003	2002

Net loss	$(1,590,122)	$(2,692,755)

Negative cash flows from operations	$(829,438)	$(638,582)

Negative working capital	$(9,192,113)	$(9,066,663)

Accumulated deficit	$(13,319,907)	$(11,729,785)

Stockholders’ deficit	$(8,902,317)	$(8,620,294)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

The Company’s anticipated entry into the training/simulation market was advanced by the aftermath of September 11, 2001.  The Company is currently in advanced discussions with representatives of  various government authorities regarding use of the Company’s technology in detecting and mitigating the risk of similar problems in the future.

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

3.

Discontinued Operations

On April 30, 2003, VirTra Systems, Inc. (the “Company”) entered into an agreement to sell its contracts and the assets used in its theme park operations for $120,000, payable in four equal installments of $30,000 upon signing of the term sheet; $30,000 on April 30, 2003; $30,000 on May 31, 2003; and $30,000 on June 30, 2003.  The transaction resulted in a gain on sale of assets of $2,628.

The financial statements have been presented to reflect the sale of the Company’s assets related to its theme park operations.  Accordingly, the financial statements reflect the theme park operations as discontinued operations for each of the periods presented.

Total revenues included in discontinued operations was $32,060 and $1,216,283 for the years ended December 31, 2003 and 2002, respectively.  There was no effect on basic and diluted net loss per common share, reported in the accompanying statement of operations, from the results of the discontinued operations.

4.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the purchase of equipment and services.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2003 all accounts receivable are considered collectible and the allowance for doubtful accounts is $-0-.

5.

Custom Application Contracts

Costs, estimated earnings and billings on uncompleted custom application contracts at December 31, 2003 are summarized below.

Costs incurred on uncompleted contracts	$ 106,284
Estimated earnings	121,476

227,760

Billings to date	107,000

$ 120,760

These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 153,100

Billings in excess of costs and estimated earnings on uncompleted contracts	(32,340)

$ 120,760

6.

Property and Equipment

Property and equipment consisted of the following at December 31, 2003:

Computer equipment	$ 234,753
Office furniture and equipment	193,591

428,344

Less: accumulated depreciation	(222,113)

Property and equipment, net	$ 206,231

Depreciation expense for the years ended December 31, 2003 and 2002 was $88,640 and $51,557, respectively.

7.

Notes Payable

Notes payable consist of the following at December 31, 2003:

Notes payable to a bank, bearing interest at 7.5% per year and due in monthly payments of $4,868, including interest, through April 15, 2004, at which time the monthly payment amount will increase as agreed upon with the bank at that time.  These notes are collateralized  by certain equipment, licensing rights and by the  personal guarantees of officers/stockholders of the  Company.

$ 397,732

Notes payable to banks, bearing interest from 6.75% to 9.5% per year, interest due monthly and principal due on demand. These notes are not collateralized but are guaranteed by officers/stockholders of the Company. Effective January 17, 2002, certain of these notes were refinanced into a single note which bears interest at the prime rate (4.0% at December 31, 2003) plus 1.5%, due in 36 monthly installments of $8,824 and collateralized by an office building owned by an officer/stockholder of the Company.	111,000

Notes payable to third party entities and individuals  bearing interest at a stated rate of 10% payable semi-  annually with principal due three years after issuance  of the note, which ranges from October 2001 to March  2002.  These notes are not collateralized.  In connection with the funding of these notes, Ferris issued a  total of 412,500 shares of its common stock as equity  attachments to the note holders and to pay debt issuance costs.  Accordingly, the actual weighted average  interest rate on these notes, including the effect of  the issuance of common stock and the payment of debt  issuance costs, was approximately 16%.  No interest or  principal has been paid on these notes during the year  ended December 31, 2003.

250,000

Note payable to a financing entity, due on demand, non-interest bearing. This note is not collateralized.	19,990

Total notes payable	$ 778,722

Certain notes payable to banks contain various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of stockholders’ equity and to comply with certain financial ratios.  The Company was in violation of these covenants as of December 31, 2003 and the banks could demand full payment of all principal and interest.

8.

Notes Payable-Stockholders

Notes payable to stockholders consisted of the following at December 31, 2003:

Convertible notes payable to stockholders, principal and interest due on demand, accruing interest at 12% per year.  These notes are collateralized by certain equipment and contain a provision to convert the note to common stock.

$ 100,000

Note payable to a stockholder, principal and interest due on demand, interest accrues at 10% per year. This note is not collateralized.	194,031

Notes payable to stockholders, non-interest bearing with principal due on demand. These notes are not collateralized.	616,000

Total notes payable to stockholders	$ 910,031

All notes due to stockholders were in default as of December 31, 2003. Convertible notes payable to stockholders in the amount of $100,000 were issued by the Company in increments of $10,000 having an original maturity date of May 10, 1998.  The holder of each $10,000 of convertible note has a non-assignable option to purchase 7,500 shares of common stock at par value.  Alternately, each holder has the right to convert their convertible note to equity in the form of 12,500 shares of restricted common stock.  None of the notes have been converted.

Of the $616,000 of notes payable without interest described above, a $103,500 note provides for a per diem issuance of common stock as penalty for late payments.  As of December 31, 2003, the per diem issuance would be in excess of 18,000,000 shares of the Company’s common stock.  The Company has received an opinion from counsel that the penalty provisions are unenforceable as illegal usury under applicable Texas law.  However, there has not been any litigation between the Company and the holder of the note as to this issue, and in the absence of a court decision directly applicable to the parties, there remains at least some risk that the opinion of counsel could be wrong.  According to legal counsel there is no likelihood of a sustainable assessment of the per diem late penalty.  Therefore, no provision for such charges has been provided.

9.

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

Obligations under these product financing arrangements consist of the following at December 31, 2003:

Contractual balance including accrued interest	$6,025,107
Less: unamortized debt issuance costs	19,976

Total obligation	$6,045,083

As of December 31, 2003, the Company was in default of its obligations under the product financing arrangements.  The Company has not made any interest payments on these obligations since September 2001 and has received notices from various individuals and entities demanding buyouts of these obligations.

10.

Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2003, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $12,200,000 which expire in various tax years through 2023.  Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2003 are as follows:

Deferred tax assets:
Net operating losses	$4,164,872
Intangible assets	16,438
Valuation allowance	(4,161,125)

Total deferred tax assets	20,185

Deferred tax liabilities:
Property and equipment	(20,185)

Total deferred tax liability	(20,185)

Net deferred tax asset (liability)	$ -

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2003 and 2002 is as follows:

	2003		2002
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$ (540,641)	(34.0)	$(915,537)	(34.0)
Increase in valuation allowance	526,642	33.1	814,371	30.3
Other	13,999	0.9	101,166	3.7

	$ -	0.0	$ -	0.0

11.

Redeemable Common Stock

In 1997 the Company entered into an agreement to redeem 1,505,399 shares of common stock from certain stockholders at par value of $.005 per share with the consideration for such redemption to be paid pro-rata to such stockholders by March 31, 1998.  In February 2000 the Company and stockholders released 727,108 shares of common stock from the redemption requirement.  During 2002 the Company redeemed 287,531 shares, leaving 490,760 shares to be redeemed at the option of the Company.

12.

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

In 1997 and 1998 in connection with the convertible notes payable to certain stockholders (See Note 7) the Company granted options to purchase 75,000 shares of its common stock, at its par value of $.005 per share, to these convertible note holders.  As of December 31, 2003 none have been exercised.

On January 1, 2000 the Company granted options to certain employees and non-employees to purchase 350,000 shares of the Company’s common stock at $0.15 per share, which approximated fair market value.  The options were fully vested and exercisable at the date of grant.  These options expired unexercised on January 1, 2003.

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

In September 2001, the Company’s stockholders amended the 2000 Incentive Stock Option Plan (the “Plan”).  The stockholders have authorized 6,000,000 shares for the Plan and options granted under the Plan may be either incentive stock options or non-statutory stock options subject to certain restrictions as specified in the Plan.  During the years ended December 31, 2003 and 2002, -0- and 150,000 options, respectively, have been granted to employees under this Plan.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for 2003 and 2002:  risk free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 70%; and a weighted average expected life of the options and warrants of 1 to 5 years.  For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance, as required by Statement 123.  The Company’s proforma information is as follows:

	2003	2002

Net loss–as reported	$(1,590,122)	$(2,692,755)

Net loss–proforma	$(1,590,122)	$(2,721,480)

Basic and diluted loss per share-as reported	$ (0.04)	$ (0.08)

Basic and diluted loss per share-proforma	$ (0.04)	$ (0.08)

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2003 and 2002 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding - December 31, 2001	3,373,000	$0.12

Granted	150,000	$0.21
Exercised	-
Forfeited	-

Outstanding – December 31, 2002	3,523,000	$0.12

Granted	-
Exercised	-
Forfeited	(350,000)	$0.15

Outstanding – December 31, 2003	3,173,000	$0.12

Exercisable – December 31, 2003	475,000	$0.34

Following is a summary of outstanding stock options at December 31, 2003:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price
	-	-

2,698,000	-	-	$0.005
150,000	150,000	2006	$0.81
100,000	100,000	-	$0.49
75,000	75,000	-	$0.005
150,000	150,000	2012	$0.21

3,173,000	$ 475,000

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

In connection with the execution of this agreement, the Company issued warrants to the Investor to purchase 245,000 shares of the Company’s common stock at $0.625 per share and 245,000 shares of the Company’s common stock at $1.00 per share, which was the stock’s approximate market value at the time of each issuance.  In addition, for each sale on this equity line the Investor receives additional warrants to purchase the Company’s common stock equal to 10% of equity sold, exercisable at a price equal to 110% of the market price.  These warrants are exercisable for a five-year period from the date of issuance and expire in April 2005.  During the year ended December 31, 2001, the Company issued 6,703 such warrants to the Investor with exercise prices ranging from $0.16 to $0.42 per share.  There were no draws or warrants issued under this investment financing agreement during the years ended December 31, 2003 and 2002.  As of December 31, 2003 the agreement is no longer in force and no warrants have been exercised.

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2003 the Company received $1,025,715 of net proceeds from the issuance of 7,420,348 shares of its common stock related to this agreement.

In connection with this investment agreement the Company issued $450,000 in convertible debentures.  The debentures bear interest at 5% per year payable in cash or registered common stock at the Company’s option.  The debentures mature in September 2005 and are convertible, at the option of the holder, to shares of the Company’s common stock at a conversion price per share equal to the lower of (i) 85% of the average of any four or five closing bid prices for the common stock for the five days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.  These debentures were paid in full during 2003.

In addition, the Company issued to the holders of the convertible debentures warrants to purchase 500,000 shares of the Company’s common stock with a strike price of $0.71 per share and a conversion period of three years.  Using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 100%, and (ii) interest rate of 5%, the value of the warrants were estimated to be $89,400, which was recorded as interest expense in the accompanying statement of operations for the year ended December 31, 2002.  Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature of $67,500, is approximately 15%.

A summary of the Company’s stock warrant activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2001	496,703	$0.81

Granted	500,000	$0.71
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2002	996,703	$0.76

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2003	996,703	$0.76

13.

Commitments and Contingencies

Lease Obligations

On August 4, 2000 the Company entered into a long-term operating lease for its office and manufacturing facility in Phoenix, Arizona, which is owned by an entity controlled by a stockholder of the Company.  The monthly lease cost to the Company is equal to all expenses related to the building, including, but not limited to, mortgage, taxes, fees, maintenance and improvements.  The minimum monthly cost is approximately $7,700.  As of December 31, 2003 the Company owed $54,750 to the stockholder for past due rent.

Minimum lease payments due under leases with remaining lease terms of greater than one year are as follows:

2004	$147,250
2005	92,400
2006	92,400
2007	92,400
2008 and thereafter	1,848,000

$2,272,450

The Company rents office space in Arlington, Texas on a month-to-month basis at $1,500 per month from an officer and stockholder of the Company.  Payments of $-0- and $9,000 were made during the years ended December 31, 2003 and 2002, respectively.  Included in accounts payable at December 31, 2003 is $54,750 owed to the officer and stockholder for this rent.

Employment Contract

Effective September 1, 2003, the Company entered into a contract with an employee whereby the employee is to receive a base salary and a four percent cash commission on all sales originated by the employee.  In addition, the employee is entitled to receive options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.10 per share, if certain sales targets are achieved for each of the next three years.  If the sales targets are not achieved, the stock options will not be granted.  As of December 31, 2003 the sales target has not been achieved and, therefore, no stock options have been granted.

Litigation

The Company is currently a party to certain litigation arising in the normal course of business.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company is also involved in litigation related to its delinquent repayment of certain of its obligations under product financing arrangements, notes payable to stockholder and accounts payable to vendors.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

14.

Related Party Transactions

Included in the December 31, 2003 balance sheet is a note receivable from a stockholder of the Company.  This note originated when the Company made a down payment of $102,782 on behalf of the stockholder who purchased the building which the Company currently leases (See Note 12).  The note balance of $67,885 at December 31, 2003 is non-interest bearing and is due on demand.  No payments on the note were made during the years ended December 31, 2003 and 2002.

Included in accounts payable in the December 31, 2003 balance sheet is $304,633 and $54,750 payable to a firm which is owned by an officer/stockholder of the Company for legal services and office rent, respectively (See Note 13).

Included in accrued interest payable in the December 31, 2003 balance sheet is $90,418 of interest due to stockholders of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.  Controls and Procedures.

Based upon an evaluation performed within 90 days of this report, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

In accord with SEC requirements, the chief executive officer and chief financial officer notes that, since the date of his evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became our director or executive officer.

Name	Age	Positions	Date became director or executive officer
L. Kelly Jones	50	chief executive officer and chairman of the board of directors	March 26, 1997
Bob Ferris	32	president and director	September 21, 2001
L. Andrew Wells	35	director	September 21, 2001
Kimberly Biggs	37	secretary and treasurer	March 26, 1997

The members of our board of directors are elected annually and hold office until their successors are elected and qualified. Our officers are chosen by and serve at the pleasure of its board of directors. Some of the officers and directors have positions of responsibility with other businesses and will devote only such time as they believe necessary on our business.

There are no family relationships between any of the directors and executive officers, other than Messrs. Ferris and Wells being brothers-in-law. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

We do not have a separate audit committee..

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

L. Andrew Wells since January 1, 2003, has served as president of CapNet Securities Corporation, a Houston-based NASD broker/dealer and investment bank. In addition to his executive responsibilities, he is a member of the corporate transactions team which focuses on fee-for-service professional services relating to due diligence and capital formation.  In that role, he also acts as a facilitator assisting companies in dealing with commercial lenders, venture firms, private equity funds, mezzanine and subordinated debt funds, SBICs, angel investors, and non-financial institutions seeking strategic investment or merger partners. Previously, Mr. Wells served as managing partner of CenterPoint Partners, LLC, a Houston-based corporate finance advisory firm formed in January of 2002. CenterPoint is an amalgamation of the former Strategic Securities, Inc. and some other Houston-based regional investment banking groups’ advisory divisions. From 1997 until 2002, he was the principal of Strategic Securities, Inc., a Houston-based merchant banking firm which he founded in 1997.  From June 2000 until March of 2001, Mr. Wells also served on an interim bases as chief financial officer of U. S. Operators, Inc., a San Antonio-based call center which was reorganizing under Chapter 11 of the bankruptcy code.  Prior to 1997, Mr. Wells was employed by a regional NASD broker/dealer in Houston, Texas.  He holds a B.S. degree from Stephen F. Austin State University and NASD licenses 7 (general securities), 63, 65 (registered investment advisor), and 24 (securities principal).

Kimberly Biggs has for the last 14 years been legal administrator of the Arlington law firm of Jones & Cannon (which provides legal services for us) as legal administrator, a position which she holds to this date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2003 or prior fiscal years.

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

Michael Kitchen, age 30, is currently our vice-president of training and simulation sales. Mr. Kitchen is a veteran in the sale of firearm training simulators, with over seven years’ experience in the industry. He is a graduate of The University of Colorado, earning a B.A. degree in economics, with an emphasis in international marketing. Mr. Kitchen is responsible for all aspects of our regional, national, and international sales campaigns within the training/simulation market. Before joining our company, Mr. Kitchen was vice-president of international sales for Interactive Training, Inc. (“IES”). At IES, he was responsible for developing and managing operational sales plans for the international market.

Tom Milks, age 42, serves as our vice-president of advertising and promotion sales.  Mr. Milks is a high-tech sales veteran of over 20 years. Tom ran the North American operations office of Virtuality, a leading virtual reality company in the 1990s. Before joining our company, he was the Western United States sales director for BitFlash, a graphic technology company, based in Ottawa, Ontario, Canada.

Jerry Long, age 56, serves as our national sales director for training/simulation. Mr. Long is a Viet Nam veteran, serving as a gunners mate on river patrol boats in the Mekong Delta. After four years in the U.S. Navy, he left the service and became a police officer in Virginia. Over the course of ten years he performed numerous roles, including investigator, forensic technician, K-9 officer, SWAT team member, firearms instructor, patrol sergeant, and police academy instructor. In 1980, he returned to the military (U.S. Army), and retired in 1996 as a senior counterintelligence agent.  After his retirement, prior to joining our company, he obtained an NASD general securities (series 7) and Texas insurance licenses, and was a co-owner of SRS, LLC, and Advance Technology Marketing, LLC, both of Houston, Texas. He holds a degree in Criminal Justice from Lord Fairfax Community College in Middle Town, Virginia, and has completed numerous military and law enforcement courses, including advanced counterintelligence, counterinsurgency, hostage situations and negotiations, advanced law enforcement rapid response team training, and foreign weapons training.

Steve Haag, age 43, serves as our vice-president of investor relationst.  Mr. Haag received his bachelors degree in psychology, with a minor in organizational behavior, from Webster University in 1993, and his bachelors degree in education from the University of Missouri-St. Louis in 1999.  Before joining us, he was employed at Connect Computer Group, Inc., the firm which was largely responsible for the development of our kiosk and computer systems.  Mr. Haag previously served as a direct-marketing project manager/trainer, representing AT&T Business Service.

Matt Burlend, age 29, serves as vice-president of production and senior engineer.  Prior to his employment with the former Ferris Productions, Mr. Burlend was employed at Panduit Corporation, a designer of automated production equipment, as a machine design engineer.  Mr. Burlend holds a mechanical engineering degree from Olivet Nazarene University.

Item 10. Executive Compensation

Summary Compensation Table

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the prior three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
L. Kelly Jones, chief executive officer and chairman of the board of directors	2003	$20,000	-	-	-	-
	2002	-	-	-	-	-
	2001	-	-	-	-	-

Bob Ferris, president and director	2003	$60,000	-	-	-
	2002	$60,000
	2001	$60,000	-	-	-

Lance Loesberg, former executive vice-president and director	2003	$42,500	-	-	-
	2002	$85,000
	2000	$75,833	-	-	-
			-	-	-
John F. Aleckner, Jr.,former director	2003	-	-	-	-	-
	2002	-	-	-	-	-
	2001	-	-	-	-	-

L. Andrew Wells, director	2003	-	-	-	-
	2002	-	-	-	-
	2001	-	-	-	-

Kimberly Biggs, secretary and treasurer	2003	$16,500	-	-
	2002	$7500	-	-	-	100,000(1)
	2001	-	-	-	-	-

(1)          These options were issued under the 2000 Incentive Stock Option Plan, discussed below.

 2000 Incentive Stock Option Plan

In February, 2000, the board of directors adopted, and a majority of the shareholders approved, our 2000 Incentive Stock Option Plan, subject to approval of shareholders at the next annual meeting. The purpose of the plan is to enable us to attract, retain and motivate key employees who are important to the success and growth of our business, and to create a long-term mutuality of interest between our shareholders and those key employees by granting them options to purchase our common stock. Options granted under the plan may be either incentive stock options or non-statutory options. The plan is to be administered either directly by the board, or by a committee consisting of two or more outside directors (the "Committee"). Under the plan, options may be granted to our key employees. The option price is to be fixed by the Committee at the time the option is granted. If the option is intended to be an incentive stock option, the purchase price is to be not less than 100% of the fair market value of the common stock at the time the option is granted, or, if the person to whom the option is granted is the owner of 10% or more of our common stock, 110% of such fair market value. The Committee is to specify when and on what terms the options granted to key employees are to become exercisable. However, no option may be exercisable after the expiration of ten years from the date of grant or five years from the date of grant in the case of incentive stock options granted to a holder of ten percent or more of our common stock. In the case of incentive stock options, the aggregate fair market value of the shares with respect to which the options are exercisable for the first time during any calendar year may not exceed $100,000 unless this limitation has ceased to be in effect under Section 422 of the Internal Revenue code. If there is a change of control of our company, all outstanding options become immediately exercisable in full. In the event of an employee's death, or following the employee's retirement at or after age 65 or before age 65 with the consent of the Committee, outstanding options may be exercised for a period of one year from the applicable date of death or retirement. If the employee's employment is terminated for reasons other than death or retirement, the options remain exercisable for a period of three months after such termination unless termination was for cause, in which case all outstanding options are immediately canceled. 1,500,000 shares of common stock have been initially authorized for issuance under the plan. Under the plan, eligible individuals may, at the discretion of the Committee, be granted options to purchase shares of common stock. However, no eligible individuals may be granted options for more than 500,000 shares in any calendar year.  The option price and number of shares covered by an option will be adjusted proportionately in the event of a stock split, stock dividend, etc., and the Committee is authorized to make other adjustments to take into consideration any other event which it determines to be appropriate to avoid distortion of the operation of the plan. In the event of a merger or consolidation, option holders will be entitled to acquire the number and class of shares of the surviving corporation which they would have been entitled to receive after the merger or consolidation if they had been the holders of the number of shares covered by the options. If we are not the surviving entity in a merger and consolidation, the Committee may in its discretion terminate all outstanding options, and in that event option holders will have 20 days from the time they received notice of termination to exercise all their outstanding options. The plan terminates ten years from its effective date unless terminated earlier by the board of directors or the shareholders. Proceeds of the sale of shares subject to options under the plan are to be added to our general funds and used for its general corporate purposes.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 25, 2004, information about equity securities we believe to be owned of record or beneficially by

•

each of our directors;

•

each person who owns beneficially more than 5% of any class of our outstanding equity securities; and

•

all of our directors and executive officers as a group.

Shareholders' Name and Address	Number of Shares Owned	Percent
L. Kelly Jones 440 North Center Arlington, Texas 76011	3,088,752	6.2%
Bob Ferris 1941 South Brighton Circle Mesa, Arizona 85208	5,060,240	10.1%
L. Andrew Wells 1011 Compass Cove Circle Spring, Texas 77379	2,530,120	5.1%
Kimberly Biggs 2414 Green Willow Court Arlington, Texas 76001	42,460 (1)	*
Dave and Nancy Ferris (2) 719 Misty Lea Houston, Texas 77090	5,019,729	10.0%
all officers and directors as a group (6 persons)	15,741,301	31.5% (3)

* less than 1%.

(1) We are obligated to redeem 16,559 of these shares for a nominal amount.

(2) Dr. and Mrs. Ferris are the parents of Bob Ferris.

(3) based on 49,908,327 shares outstanding.

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

Item 12.  Certain Relationships and Related Transactions

Mr. Jones, our chief executive officer, is also president of Jones & Cannon, a Texas professional corporation, which has provided legal services to us and which may continue to provide legal services to us in the future, and which rents our executive offices to us.  We currently owe Jones & Cannon more than $284,864 for legal services rendered. Jones & Cannon had also been providing the limited amount of executive office space we require, and some clerical and other services required for our operations without charge until June 5, 2000, under an oral agreement with Mr. Jones. We became obligated to pay Jones & Cannon $1500 per month for this office space effective June 15, 2000, and we currently owe Jones & Cannon $59,250 in past due rent.

Mr. Ferris, our president, is the owner of Ferris Holdings, L.L.C., which is the landlord on the lease for our engineering, technical, and production facilities in Phoenix, Arizona.

In December, 1997, we agreed to redeem at par value an aggregate of 1,505,399 shares of the common stock held by the ten former shareholders of First Brewery of Dallas, Inc., a company we had acquired in April, 1997. The aggregate redemption price was to have been $7,527.02. That redemption was to have occurred no later than March 31, 1998. However, we did not have sufficient funds to honor this commitment and are currently in default under the agreement. Messrs. Jones and Aleckner and Ms. Biggs were among those whose shares were to have been redeemed. In February, 2000, we and Messrs. Jones and Aleckner agreed that the shares that were to have been redeemed from those two individuals would not be redeemed. In February, 2002, we completed the redemption of 287,531 of these shares from James Poynter, and those shares when received were canceled. We expect to redeem the remaining shares during the second quarter of 2004.

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

Item 13. Exhibits and Reports on Form 8K

We did not file any Reports on Form 8-K during the last quarter covered by this report.

Item 14. Principal Accountant Fees and Services.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $35,000 for each of the fiscal years ended December 31, 2002 and 2003.

Audit-Related Fees

N/A

Tax Fees

$3,000 per year.

All Other Fees

N/A

Pre-approval Policies and Procedures

N/A

#

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

(Registrant)

By:

/s/ L. Kelly Jones

L. Kelly Jones, chief executive officer

Dated March 30, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Kelly Jones	chief executive officer, chief financial officer and director	March 30, 2004
L. Kelly Jones
/s/ Bob Ferris	president and director	March 30, 2004
Bob Ferris

/s/ L. Andrew Wells	director	March 30, 2004
Andrew Wells

#