Form 10QSB
period 2004-03-31
VIRTRA SYSTEMS INC
filed 2004-05-17
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

YES |X| NO |_|

As of May 12, 2004, the Registrant had outstanding 51,366,906 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

.

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Financial Statements:

Balance Sheet as of March 31, 2004 and December 31, 2003

Statement of Operations for the three months ended March 31, 2004 and 2003

Statement of Cash Flows for the three months ended March 31, 2004 and 2003

Statement of Stockholders’ Deficit for the three months ended March 31, 2004

Notes to Financial Statements

#

VIRTRA SYSTEMS, INC.

BALANCE SHEET

March 31, 2004 and December 31, 2003

__________

	March 31,	December 31,
	2004	2003
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ 67,659	$ 80,870
Accounts receivable	177,174	162,174
Costs and estimated earnings in excess of billings on uncompleted contracts	165,358	153,100

Total current assets	410,191	396,144

Property and equipment, net	229,761	206,232
Note receivable-related party	67,885	67,885
Intangible assets, net	13,601	18,133

Total assets	$ 721,438	$ 688,394

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 744,562	$ 778,722
Obligations under product financing arrangements	6,236,817	6,045,083
Notes payable-stockholders	910,031	910,031
Accounts payable	1,056,561	1,118,580
Accrued liabilities	764,752	703,501
Billings in excess of costs and estimated earnings on uncompleted contracts	-	32,340

Total current liabilities	9,712,723	9,588,257

Redeemable common stock, 490,760 shares at $.005 par value	2,454	2,454

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 50,369,256 and 48,568,628 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	251,846	242,843
Additional paid-in capital	4,597,787	4,174,747
Accumulated deficit	(13,843,372)	(13,319,907)

Total stockholders’ deficit	(8,993,739)	(8,902,317)

Total liabilities and stockholders’ deficit	$ 721,438	$ 688,394

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months ended March 31, 2004 and 2003

__________

	Three Months Ended
	March 31,
	2004	2003

Revenue:
Custom applications:
Training/simulation	$ 149,302	$ -
Advertising/promotion	136,451	349,976
Other revenue	11,125	11,770

Total revenue	296,878	361,746

Cost of sales and services	160,600	147,689

Gross margin	136,278	214,057

General and administrative expenses	383,729	252,641

Net loss from operations	(247,451)	(38,584)

Other income (expenses):
Interest expense and finance charges	(276,514)	(228,422)
Other income	500	-

Total other income (expenses)	(276,014)	(228,422)

Net loss from continuing operations	(523,465)	(267,006)
Loss from discontinued operations	-	(53,453)

Net loss	$ (523,465)	$ (320,459)

Weighted average shares outstanding	49,426,387	37,551,448

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the three months ended March 31, 2004 and 2003

__________

	Three Months Ended
	March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$ (523,465)	$ (320,459)
Less: net loss from discontinued operations	-	(53,453)

Net loss from continuing operations	(523,465)	(267,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,432	16,387
Accrued cost of product financing arrangements and amortization of debt issuance costs	191,734	205,872
Stock issued for interest and financing fees	-	1,078
Stock issued as compensation for services	9,900	-
(Increase) decrease in operating assets	(27,258)	10,425
Increase (decrease) in accounts payable and accrued expenses	15,148	(45,801)

Net cash used in operating activities	(310,509)	(79,045)

Cash flows from investing activities:
Capital expenditures	(42,429)	-

Net cash used in investing activities	(42,429)	-

Cash flows from financing activities:
Payments on notes payable	(34,160)	(30,218)
Proceeds from issuance of common stock	373,887	-
Increase (decrease) in book overdraft	-	31,585

Net cash provided by financing activities	339,727	1,367

Net cash used in discontinued operations	-	(20,764)

Net increase (decrease) in cash and cash equivalents	(13,211)	(98,442)

Cash and cash equivalents at beginning of period	80,870	98,442

Cash and cash equivalents at end of period	$ 67,659	$ -

Non-cash investing and financing activities:
Interest paid	$ 17,273	$ 20,351

Income taxes paid	$ -	$ -

Common stock issued upon conversion of debentures	$ -	$ 62,528

Common stock issued as settlement of accounts payable	$ 48,256	$ -

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the three months ended March 31, 2004

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2003	48,568,628	$ 242,843	$4,174,747	$(13,319,907)	$(8,902,317)

Common stock issued for services	30,000	150	9,750	-	9,900

Common stock issued for cash	1,545,628	7,728	366,159	-	373,887

Common stock issued as settlement of accounts payable	225,000	1,125	47,131	-	48,256

Net loss	-	-	-	(523,465)	(523,465)

Balance at March 31, 2004	50,369,256	$ 251,846	$4,597,787	$(13,843,372)	$(8,993,739)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Form 10-KSB and Form DEF 14A filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Total revenues included in discontinued operations was $-0- and $32,060 for the three months ended March 31, 2004 and 2003, respectively.  There was no effect on basic and diluted net loss per common share, reported in the accompanying statement of operations, from the results of the discontinued operations.

5.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

6.

Common Stock

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the three months ended March 31, 2004 the Company sold 1,545,628 shares of its common stock for net proceeds of $373,887 under this agreement.

7.

Going Concern Considerations

During the three months ended March 31, 2004 and 2003, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2004	2003

Net loss for the three months ended March 31	$ (523,465)	$ (320,459)

Negative cash flows from operations	$ (310,509)	$ (79,045)

Negative working capital	$ (9,302,532)	$ (9,192,113)

Accumulated deficit	$(13,843,372)	$(13,319,907)

Stockholders’ deficit	$ (8,993,739)	$ (8,902,317)

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

Overview

Effective May 6, 2002, our name was changed from “GameCom, Inc.” to “VirTra Systems, Inc.,” pursuant to authority granted to the board of directors by the shareholders at their September, 2001 meeting.

VirTra Systems, Inc. was organized in 1996 to operate theme concept microbrewery restaurants. We closed our microbrewery operations in early 1999.

From 1999, when we closed our microbrewery operations, until we acquired Ferris Productions, Inc. as described below, we devoted substantially all of our efforts to developing our 'Net GameLink™ product.

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

We sold our entertainment/amusement sector -- our “VR Zones” -- in the spring of 2003, in order to more fully focus on the advertising/promotional and training/simulation markets.

We entered the advertising/promotion market with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant.  This project led us to additional projects within this market, such as:

•

a virtual reality bi-plane experience for Red Baron® Pizza,

•

a virtual reality ski jump promotional program for Chevrolet in conjunction with its “Olympic Torch City Celebration Tour™,”

•

an interactive promotional project for Shell Oil Product’s Pennzoil® division’s “Vroom Tour™”, which featured Jay Leno “inside” an automobile engine demonstrating how oil functions inside an automobile engine, and ended with the visitor driving Pennzoil’s Formula One car around the Las Vegas Motor Speedway at speeds in excess of 220 miles per hour,

•

a 50-seat, 3-D immersive theatre for Red Baron® Pizza’s “3-D Flying Adventure™,” which featured special glasses, Dolby® 5.1 sound, and special effects that literally “jump” off the screen, and

•

a recently-delivered recruitment tool for the United States Army, in which participants “ride” in an Army Black Hawk helicopter performing an exciting rescue mission.

We recently announced our new non-headset virtual reality delivery system for the advertising/promotional market, named the “Immersa-Dome™.” We hold exclusive rights to the patent behind the Immersa-Dome’s technology, and have recently announced our initial sale of four Immersa-Domes to an automotive concern for delivery later this month. The Immersa-Dome has been well-received, and we are currently in advanced discussions regarding the Immersa-Dome with, among others, several large advertising agencies, major automobile manufacturers, a search and rescue company, and the United States Army.

Our long-planned entry into the training/simulation market was advanced by the aftermath of September 11, 2001. During the past two and one-half years, we have gained valuable market feedback from direct contact, meetings with, and demonstrations to several governmental agencies that resulted in completing the design of our patent-pending virtual reality-based training systems for judgmental use-of-force and tactical judgment objectives.  The systems provide the law enforcement, military, and security markets with a first-of-its-kind 360-degree immersive training environment.  Our projection-based, patent-pending  IVR™ HD series was completed in January of 2004, and was publicly debuted to the domestic law enforcement market in late March of 2004 at the industry’s Trexpo West trade show in Long Beach, California. We announced our initial sale in this market in September of 2003, and, as of May 17, 2004, we had received orders for ten systems, all variations of the IVR HD series, to the United States Air Force, an undisclosed United States military branch, and to state police organizations in the United States, Mexico, and India. As of May 17, 2004, we had shipped and/or delivered and installed three systems, a demonstration system in Mexico City, and to regional law enforcement training centers in Veracruz and Chihuahua, Mexico.

We have developed significant ongoing relationships with numerous domestic and international security-related municipal, state, and federal agencies, and branches of the military, which have resulted in the submission of confidential proposals currently under review, as well as strategic relationships with large federal defense contractors. We have numerous scheduled demonstrations over the next few months.

We face all the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely dispersed physical locations, and the need to control operating and general and administrative expenses. While the Ferris acquisition provided an established stream of revenues and historically favorable gross margins, Ferris had not yet generated a profit, and substantial additional capital, or major highly-profitable custom applications, will be needed if those operations are to become profitable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Two major factors affected our results of operations for the three months ended March 31, 2004, compared to the corresponding period of 2004. First, revenue declined. Second, general and administrative expenses increased.

Revenues from our virtual reality product lines are somewhat unpredictable. Our products are custom made to a particular client’s needs and delivery schedules. Thus, our products tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had total revenue of $296,878 for the three months ended March 31, 2004, compared to $361,746 for the corresponding three months of 2003. Our revenue is now broken down in our statement of operations into our two markets, training/simulation and advertising/promotion. Revenue for the period consisted primarily of monies received for our recent IVR-300 HD training simulator deliveries to Mexico, the Black Hawk helicopter recruitment project for the United States Army, from Schwan’s (Red Baron™ Pizza) for a promotional experience at its new flight museum, and from our recent project for Bombardier’s Sea-Doo division. Cost of sales and services slightly  increased proportionately.

General and administrative expenses of $383,729 for the three months ended March 31, 2004, compared to $252,641 for the three months ended March 31, 2003, increased primarily due to an increase in development costs, travel, advertising/marketing, and trade show expense associated with final development and the recent product roll-out of the IVR HD line of advanced training simulators, as well as the Immersa-Dome system for the advertising/promotional market.

Liquidity and Plan of Operations

As of March 31, 2004, our liquidity position was extremely precarious. We had current liabilities of $9,712,723, including $6,236,817 in obligations under the lease financing for the old Ferris Productions virtual reality systems, $1,056,561 in accounts payable, and short-term notes payable of $1,654,593, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of March 31, 2004, there was only $410,191 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debenture and equity line financing with Dutchess Private Equities Fund, L.P.

For the quarter ended March 31, 2004, our net loss was $(523,465). After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $310,509. In addition, we made capital expenditures of $42,429 and repaid notes in the amount of $34,160. To cover these cash requirements, we used existing cash and issued 1,545,628 shares of our common stock under the Dutchess equity line for net cash proceeds of $373,887.

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

Item 3.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and the Chief Financial  Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

31

Chief  Executive Officer and Chief Financial Officer - Rule 13a-15(e)  Certification

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

VIRTRA SYSTEMS, INC.

Date: May 17, 2004	/s/ L. Kelly Jones
L. Kelly Jones
Chief Executive Officer and Chief Financial Officer