Form 10QSB
period 2004-06-30
VIRTRA SYSTEMS INC
filed 2004-08-16
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

YES |X| NO |_|

As of August 6, 2004, the Registrant had outstanding 51,898,686 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

.

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Financial Statements:

Balance Sheet as of June 30, 2004 and December 31, 2003

Statement of Operations for the six months ended June 30, 2004 and 2003

Statement of Cash Flows for the six months ended June 30, 2004 and 2003

Statement of Stockholders’ Deficit for the six months ended June 30, 2004

Notes to Financial Statements

VIRTRA SYSTEMS, INC.

BALANCE SHEET

June 30, 2004 and December 31, 2003

__________

	June 30,	December 31,
	2004	2003
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ 27,325	$ 80,870
Accounts receivable	112,036	162,174
Costs and estimated earnings in excess of billings on uncompleted contracts	162,235	153,100

Total current assets	301,596	396,144

Property and equipment, net	218,588	206,232
Note receivable-related party	67,885	67,885
Intangible assets, net	9,069	18,133

Total assets	$ 597,138	$ 688,394

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 702,401	$ 778,722
Obligations under product financing arrangements	6,425,836	6,045,083
Notes payable-stockholders	910,031	910,031
Accounts payable	992,735	1,118,580
Accrued liabilities	814,525	703,501
Billings in excess of costs and estimated earnings on uncompleted contracts	-	32,340

Total current liabilities	9,845,528	9,588,257

Redeemable common stock, 490,760 shares at $.005 par value	2,454	2,454

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 51,355,733 and 48,568,628 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	256,779	242,843
Additional paid-in capital	4,870,656	4,174,747
Accumulated deficit	(14,378,279)	(13,319,907)

Total stockholders’ deficit	(9,250,844)	(8,902,317)

Total liabilities and stockholders’ deficit	$ 597,138	$ 688,394

See accompanying notes to financial statements.

#

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months and six months ended June 30, 2004 and 2003

__________

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Custom applications:
Training/simulation	$ 234,952	$ -	$ 384,254	$ -
Advertising/promotion	128,041	77,523	264,492	425,524
Other revenue	11,125	3,335	22,250	17,080

Total revenue	374,118	80,858	670,996	442,604

Cost of sales and services	252,602	26,412	413,202	174,101

Gross margin	121,516	54,446	257,794	268,503

General and administrative expenses	413,104	287,973	796,817	550,614

Loss from operations	(291,588)	(233,527)	(539,023)	(282,111)

Other income (expenses):
Interest income	16	-	-	-
Interest expense and finance charges	(243,335)	(249,069)	(519,849)	(477,491)
Gain (loss) on sale of asset	-	(35,189)	500	(35,189)

Total other income (expenses)	(243,319)	(284,258)	(519,349)	(512,680)

Net loss from continuing operations	(534,907)	(517,785)	(1,058,372)	(794,791)

Income (loss) from discontinued operations	-	(10,000)	-	(53,453)

Net loss	$ (534,907)	$ (527,785)	$(1,058,372)	$(848,244)

Weighted average shares outstanding	50,997,552	39,439,281	50,211,971	38,655,365

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the six months ended June 30, 2004 and 2003

__________

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,058,372)	$ (848,244)
Less: net loss from discontinued operations	-	(53,453)

Net loss from continuing operations	(1,058,372)	(794,791)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,088	32,774
Gain (loss) on sale of assets	(500)	35,189
Amortization of debt issuance costs and increase in obligation under
product financing arrangements	380,753	393,712
Stock issued for interest and financing fees	-	2,551
Stock issued as compensation for services	9,900	-
(Increase) decrease in operating assets	41,003	99,572
Increase (decrease) in accounts payable and accrued expenses	1,095	(89,189)

Net cash used in operating activities	(577,033)	(320,182)

Cash flows from investing activities:
Proceeds from sale of assets	500	90,000
Capital expenditures	(52,380)	-

Net cash provided by investing activities	(51,880)	90,000

Cash flows from financing activities:
Proceeds from notes payable	-	35,000
Payments on notes payable	(76,321)	(75,913)
Increase (decrease) in book overdraft	-	14,385
Proceeds from issuance of common stock	651,689	179,032

Net cash provided by financing activities	575,368	152,504

Net cash provided by (used in) discontinued operations	-	(20,764)

Net increase (decrease) in cash and cash equivalents	(53,545)	(98,442)

Cash and cash equivalents at beginning of period	80,870	98,442

Cash and cash equivalents at end of period	$ 27,325	$ -

Supplemental disclosure of cash flow information:

Interest paid	$ 29,529	$ 22,475

Income taxes paid	$ -	$ -

Non-cash investing and financing activities:

Common stock issued upon conversion of debentures	$ -	$ 98,295

Receivable from the sale of assets	$ -	$ 30,000

Common stock issued as settlement of accounts payable	$ 48,256	$ -

See accompanying notes to financial statements.

#

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the six months ended June 30, 2004

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2003	48,568,628	$ 242,843	$4,174,747	$(13,319,907)	$(8,902,317)

Common stock issued for services	30,000	150	9,750	-	9,900

Common stock issued for cash	2,532,105	12,661	639,028	-	651,689

Common stock issued as settlement of accounts payable	225,000	1,125	47,131	-	48,256

Net loss	-	-	-	(1,058,372)	(1,058,372)

Balance at June 30, 2004	51,355,733	$ 256,779	$4,870,656	$(14,378,279)	$(9,250,844)

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

Total revenues included in discontinued operations was $-0- and $32,060 for the six months ended June 30, 2004 and 2003, respectively.  There was no effect on basic and diluted net loss per common share, reported in the accompanying statement of operations, from the results of the discontinued operations.

5.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

6.

Common Stock

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the six months ended June 30, 2004 the Company sold 2,532,105 shares of its common stock for net proceeds of $651,689 under this agreement.

7.

Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock  options or warrants issued during the six months ended June 30, 2004.

In 1997 and 1998 the Company granted incentive stock options to certain officers and members of the Company’s board of directors to purchase 1,499,000 shares of the Company’s common stock at par value of $.005 per share.  These options are exercisable based on various levels of the Company’s stock price: (i) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $1.50 per share; (ii) options to purchase 583,000 shares at par value are exercisable if the Company’s stock is trading at $3.00 per share; (iii) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $4.50 per share; and (iv) options to purchase 250,000 shares at par value are exercisable if the Company’s common stock is trading at $5.00 per share.  In 1999, options to purchase 300,000 shares of common stock were exercised.  There is no expiration date on these options; however, these options were cancelled during 2004.

In September 2001 the Company granted incentive stock options to certain officers and members of the Company’s board of directors to purchase 1,499,000 shares of the Company’s common stock at par value of $.005 per share.  These options are exercisable based on various levels of the Company’s stock price: (i) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $1.50 per share; (ii) options to purchase 583,000 shares at par value are exercisable if the Company’s stock is trading at $3.00 per share; (iii) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $4.50 per share; and (iv) options to purchase 250,000 shares at par value are exercisable if the Company’s common stock is trading at $5.00 per share.  There is no expiration date on these options; however, these options were cancelled during 2004.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2004 and the year ended December 31, 2003 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding - December 31, 2002	3,523,000	$0.12

Granted	-
Exercised	-
Forfeited	(350,000)	$0.15

Outstanding – December 31, 2003	3,173,000	$0.12

Granted	-
Exercised	-
Forfeited	(2,698,000)	$0.005

Outstanding – June 30, 2004	475,000	$0.42

Exercisable – June 30, 2004	475,000	$0.42

Following is a summary of outstanding stock options at June 30, 2004:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

150,000	150,000	2006	$0.81
100,000	100,000	-	$0.49
75,000	75,000	-	$0.005
150,000	150,000	2012	$0.21

475,000	$ 475,000

8.

Going Concern Considerations

During the six months ended June 30, 2004 and 2003, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2004	2003

Net loss for the six months ended June 30	$ (1,058,372)	$ (848,244)

Negative cash flows from operations	$ (577,033)	$ (320,182)

Negative working capital	$ (9,543,932)	$ (9,192,113)

Accumulated deficit	$(14,378,279)	$(13,319,907)

Stockholders’ deficit	$ (9,250,844)	$ (8,902,317)

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

In May of 2004 we announced our new non-headset virtual reality delivery system for the advertising/promotional market, named the “Immersa-Dome™.” We hold exclusive rights to the patent behind the Immersa-Dome’s technology, and recently delivered our initial sale of four Immersa-Domes to Buick for display in conjunction with its sponsorship of the PGA Tour. We have also received a verbal commitment for the purchase of four additional as-of-yet unannounced Immersa-Dome systems which are presently in the contracting stage. The Immersa-Dome has been well-received, and we have conducted numerous product demonstrations and/or are currently in advanced discussions regarding the Immersa-Dome with, among others, several large advertising agencies, major automobile manufacturers, a major soft drink company, a major brewer, a search and rescue company, and the United States Army.

Our long-planned entry into the training/simulation market was advanced by the aftermath of September 11, 2001. During the past two and one-half years, we have gained valuable market feedback from direct contact, meetings with, and demonstrations to several governmental agencies that resulted in completing the design of our patent-pending virtual reality-based training systems for judgmental use-of-force and tactical judgment objectives.  The systems provide the law enforcement, military, and security markets with a first-of-its-kind 360-degree immersive training environment.  Our projection-based, patent-pending  IVR™ HD series was completed in January of 2004, and was publicly debuted to the domestic law enforcement market in late March of 2004 at the industry’s Trexpo West trade show in Long Beach, California. We announced our initial sale in this market in September of 2003, and, as of August 1, 2004, we have announced orders for ten systems, all variations of the IVR HD series, to the United States Air Force, an undisclosed United States military branch, and to state police organizations in the United States, Mexico, and India. We have also received verbal commitments for the purchase of 28 additional as-of-yet unannounced IVR HD systems which are presently in the contracting stage. As of August 1, 2004, we had shipped and/or delivered and installed four systems, a demonstration system in Mexico City, to regional law enforcement training centers in Mexico City and Veracruz, Mexico, and an initial delivery to the United States Air Force.

We have developed significant ongoing relationships with numerous domestic and international security-related municipal, state, and federal agencies, and branches of the military, which have resulted in the submission of numerous confidential proposals currently under review, as well as strategic relationships with large federal defense contractors. We have numerous scheduled demonstrations over the next few months to branches of the United States and foreign militaries, as well as to domestic and international law enforcement agencies.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Three major factors affected our results of operations for the three months ended June 30, 2004, compared to the corresponding period of 2003. First, revenue increased. Second, cost of sales increased. Third, general and administrative expense increased.

Revenues from our virtual reality product lines are somewhat unpredictable. Our products are custom made to a particular client’s needs and delivery schedules. Thus, our products tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had total revenue of $374,118 for the three months ended June 30, 2004, compared to $80,858 for the corresponding three months of 2003. Our revenue is now broken down in our statement of operations into our two markets, training/simulation and advertising/promotion. Revenue for the period consisted of a) $234,952 for the training/simulation market, primarily of monies received for two IVR-300 HD training simulators recently delivered to Vera Cruz, Mexico and the United States Air Force, and b) $128,041 for the advertising/promotional market, primarily of monies received from Buick for the recently-delivered Immersa-Dome system.  Cost of sales and services increased greater than proportionally to our increased revenue, primarily due to development costs associated with our new IVR HD and Immersa-Dome products.

General and administrative expense increased to $413,104 for the three months ended June 30, 2004, compared to $287,973 for the corresponding period of 2003, primarily due to increase in payroll as we increase our staff in order to handle future sales. Interest expense and finance charges decreased to $243,335 for the three months ended June 30, 2004, compared to $249,069 for the corresponding period of 2003.

Six months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Three major factors affected our results of operations for the six months ended June 30, 2004, compared to the corresponding period of 2003.  First, revenues increased.  Second, cost of sales increased. Third, general and administrative expense increased.

We had revenue of $670,996 for the sixth months ended June 30, 2004, compared to $442,604 for the corresponding six months of 2003.  Revenue consisted of a) $384,254 for the training/simulation market, primarily of monies received for three IVR-300 HD training simulators recently delivered to Mexico City, Vera Cruz, Mexico, and the United States Air Force, and b) $264,492 for the advertising/promotional market, primarily of monies received from Schwans (Red Baron Pizza™) for a promotional experience at its new flight museum, from our project for Bombardier’s Sea Doo division, from the United States Army for the Black Hawk helicopter recruitment project, and from Buick for the recently-delivered Immersa-Dome system. Cost of sales and services increased a bit more than proportionally to our increased revenue, primarily due to development costs associated with our new IVR HD and Immersa-Dome products.

General and administrative costs of $796,817 for the six months ended June 30, 2004, compared to $550,614 for the six months ended June 30, 2003, increased primarily due to an increase in payroll as we staff up to handle future sales. Interest expense and finance charges increased to 519,849 for the six months ended June 30, 2004, compared to $477,491 for the corresponding period of 2003.

Liquidity and Plan of Operations

As of June 30, 2004, our liquidity position was extremely precarious. We had current liabilities of $9,845,528, including $6,425,836 in obligations under the lease financing for the old Ferris Productions virtual reality systems, $992,735 in accounts payable, and short-term notes payable of $1,612,435, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of June 30, 2004, there was only $301,596 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debenture and equity line financing with Dutchess Private Equities Fund, L.P.

For the six months ended June 30, 2004, our net loss was $(1,058,372). After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $577,033. In addition, we made capital expenditures of $52,380 and repaid notes in the amount of $76,321. To cover these cash requirements, we used existing cash and issued 2,532,105 shares of our common stock under the Dutchess equity line for net cash proceeds of $651,689.

The opinion of our independent auditor for the year ended December 31, 2003 expressed substantial doubt as to our ability to continue as a going concern. We will need substantial additional capital or new lucrative custom application projects to become profitable. In July of 2002, we entered into a financial contract with Dutchess Private Equities Fund, L.P. Under this arrangement, Dutchess is to purchase up to $5 million of our common stock over the next two years under an equity line. The number of shares we may sell to Dutchess is based upon the trading volume of our stock. Dutchess and several other investors also participated in a private placement of $450,000 in convertible debentures, which has been repaid in full. Based on recent increases in the stock's trading volume following our entry into the training/simulation market, management believes that this equity line will allow us to continue our operations for at least the next twelve months. However, operations will require the continued forbearance of the holders of various notes and equipment leases that are currently in default. To that end, we are finalizing a proposal to the holders of our Ferris leasing arrangements and to our shareholder noteholders, are negotiating with a third-party consulting firm to assist us in evaluating and overseeing this endeavor, and expect the plan to be proposed to these holders and concluded during the third quarter.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 17, 2004, suit was filed against us in cause no. 04CP402455, in the Fifth Judicial Circuit, State of South Carolina, County of Richland, in case styled Garland and Leota Slagle v. VirTra Systems, Inc. f/k/a GameCom, Inc. and Ferris Industries, Inc., seeking payment of the sum of $90,000 plus pre-judgment interest and costs, relating to equipment leases allegedly entered into between the Slagles and the former Ferris Productions, Inc, We have contested the allegations, and have advised counsel for the Slagles to expect a formal proposal to all the leaseholders to be tendered within the next 60 days.

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

VIRTRA SYSTEMS, INC.

Date: August 16, 2004	/s/ L. Kelly Jones
L. Kelly Jones
chief executive officer and chief financial 0fficer

#