Form 10QSB
period 2004-09-30
VIRTRA SYSTEMS INC
filed 2004-11-15
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

YES |X| NO |_|

As of November 10, 2004, the Registrant had outstanding 52,261,235 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

.

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Financial Statements:

Balance Sheet as of September 30, 2004 and December 31, 2003

Statement of Operations for the nine months ended September 30, 2004 and 2003

Statement of Cash Flows for the nine months ended September 30, 2004 and 2003

Statement of Stockholders’ Deficit for the nine months ended September 30, 2004

Notes to Financial Statements

VIRTRA SYSTEMS, INC.

BALANCE SHEET

September 30, 2004 and December 31, 2003

__________

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ -	$ 80,870
Accounts receivable	223,600	162,174
Costs and estimated earnings in excess of billings on uncompleted contracts	270,911	153,100

Total current assets	494,511	396,144

Property and equipment, net	223,730	206,232
Product development costs	104,130	-
Note receivable-related party	67,885	67,885
Intangible assets, net	4,537	18,133

Total assets	$ 894,793	$ 688,394

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 877,821	$ 778,722
Obligations under product financing arrangements	6,612,076	6,045,083
Notes payable-stockholders	910,031	910,031
Book overdraft	34,346	-
Accounts payable	827,494	1,118,580
Accrued liabilities	817,502	703,501
Billings in excess of costs and estimated earnings on uncompleted contracts	-	32,340

Total current liabilities	10,079,270	9,588,257

Redeemable common stock, 490,760 shares at $.005 par value	2,454	2,454

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 52,261,235 and 48,568,628 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	261,306	242,843
Additional paid-in capital	5,147,049	4,174,747
Accumulated deficit	(14,595,286)	(13,319,907)

Total stockholders’ deficit	(9,186,931)	(8,902,317)

Total liabilities and stockholders’ deficit	$ 894,793	$ 688,394

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months and nine months ended September 30, 2004 and 2003

__________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Custom applications:
Training/simulation	$ 326,819	$ -	$ 711,073	$ -
Advertising/promotion	12,501	218,911	276,993	644,435
Other revenue	11,125	-	33,375	17,080

Total revenue	350,445	218,911	1,021,441	661,515

Cost of sales and services	156,229	122,014	454,108	296,115

Gross margin (loss)	194,216	96,897	567,333	365,400

General and administrative expenses	467,463	393,730	1,379,603	944,344

Loss from operations	(273,247)	(296,833)	(812,270)	(578,944)

Other income (expenses):
Interest income	16	-	16	-
Interest expense and finance charges	(244,859)	(242,698)	(764,708)	(720,189)
Gain (loss) on sale of asset	-	18,908	500	(16,281)
Other income	301,083	37,264	301,083	37,264

Total other income (expenses)	56,240	(186,526)	(463,109)	(699,206)

Net loss from continuing operations	(217,007)	(483,359)	(1,275,379)	(1,278,150)

Income (loss) from discontinued operations	-	-	-	(53,453)

Net loss	$ (217,007)	$ (483,359)	$(1,275,379)	$(1,331,603)

Weighted average shares outstanding	51,989,468	44,413,497	50,759,939	40,574,782

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)	$ (0.03)	$ (0.03)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2004 and 2003

__________

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,275,379)	$(1,331,603)
Less: net loss from discontinued operations	-	(53,453)

Net loss from continuing operations	(1,275,379)	(1,278,150)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,747	66,809
Gain (loss) on sale of assets	(500)	16,281
Gain from write off of liabilities	(281,093)	-
Bad debt expense	72,321	-
Amortization of debt issuance costs and increase in obligation under
product financing arrangements	566,993	602,306
Stock issued for interest and financing fees	-	7,786
Stock issued as compensation for services	9,900	70,000
Change in operating assets and liabilities	(131,634)	(21,398)

Net cash used in operating activities	(964,645)	(536,366)

Cash flows from investing activities:
Purchase of property and equipment	(78,649)	(48,970)
Proceeds from sale of assets	500	120,000
Increase in product development costs	(104,130)	-

Net cash provided by investing activities	(182,279)	71,030

Cash flows from financing activities:
Proceeds from notes payable	240,000	35,000
Payments on notes payable	(140,901)	(107,012)
Increase (decrease) in book overdraft	34,346	7,266
Proceeds from issuance of common stock	932,609	452,404

Net cash provided by financing activities	1,066,054	387,658

Net cash provided by (used in) discontinued operations	-	(20,764)

Net increase (decrease) in cash and cash equivalents	(80,870)	(98,442)

Cash and cash equivalents at beginning of period	80,870	98,442

Cash and cash equivalents at end of period	$ -	$ -

Supplemental disclosure of cash flow information:

Interest paid	$ 34,702	$ 30,607

Income taxes paid	$ -	$ -

Non-cash investing and financing activities:

Common stock issued upon conversion of debentures	$ -	$ 204,598

Common stock issued as settlement of accounts payable	$ 48,256	$ -

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the nine months ended September 30, 2004

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2003	48,568,628	$ 242,843	$4,174,747	$(13,319,907)	$(8,902,317)

Common stock issued for services	30,000	150	9,750	-	9,900

Common stock issued for cash	3,437,607	17,188	915,421	-	932,609

Common stock issued as settlement of accounts payable	225,000	1,125	47,131	-	48,256

Net loss	-	-	-	(1,275,379)	(1,275,379)

Balance at September 30, 2004	52,261,235	$ 261,306	$5,147,049	$(14,595,286)	$(9,186,931)

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

Total revenues included in discontinued operations was $-0- and $32,060 for the nine months ended September 30, 2004 and 2003, respectively.  There was no effect on basic and diluted net loss per common share, reported in the accompanying statement of operations, from the results of the discontinued operations.

5.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

6.

Other Income

During the three months ended September 30, 2004 the Company settled and wrote off certain notes and accounts payable.  Included in other income in the accompanying statement of operations is $301,083 related to these settlements and write offs.

7.

Common Stock

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the nine months ended September 30, 2004 the Company sold 3,437,607 shares of its common stock for net proceeds of $932,609 under this agreement.

8.

Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock options or warrants issued during the nine months ended September 30, 2004.

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

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2004 and the year ended December 31, 2003 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding - December 31, 2002	3,523,000	$0.12

Granted	-
Exercised	-
Forfeited	(350,000)	$0.15

Outstanding – December 31, 2003	3,173,000	$0.12

Granted	-
Exercised	-
Forfeited	(2,698,000)	$0.005

Outstanding – September 30, 2004	475,000	$0.42

Exercisable – September 30, 2004	475,000	$0.42

Following is a summary of outstanding stock options at September 30, 2004:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

150,000	150,000	2006	$0.81
100,000	100,000	-	$0.49
75,000	75,000	-	$0.005
150,000	150,000	2012	$0.21

475,000	$ 475,000

9.

Going Concern Considerations

During the nine months ended September 30, 2004 and 2003, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2004	2003

Net loss for the nine months ended September 30	$(1,275,379)	$(1,331,603)

Negative cash flows from operations	$ (964,645)	$ (536,366)

Negative working capital	$(9,584,759)	$(9,192,113)

Accumulated deficit	$(14,595,286)	$(13,319,907)

Stockholders’ deficit	$(9,186,931)	$(8,902,317)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report that are not historical are forward-looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs, and availability and anticipated expense levels. All forward-looking statements included in this report are based on information available to us on this date, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report.

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

We entered the advertising/promotion market with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant.  This project led us to additional projects within this market, such as:

•

a virtual reality bi-plane experience for Red Baron® Pizza,

•

a virtual reality ski jump promotional program for Chevrolet in conjunction with its “Olympic Torch City Celebration Tour™,”

•

an interactive promotional project for Shell Oil Product’s Pennzoil® division’s “Vroom Tour™”, which featured Jay Leno “inside” an automobile engine demonstrating how oil functions inside an automobile engine, and ended with the visitor driving Pennzoil’s Formula One car around the Las Vegas Motor Speedway at speeds in excess of 220 miles per hour,

•

a 50-seat, 3-D immersive theatre for Red Baron® Pizza’s “3-D Flying Adventure™,” which featured special glasses, Dolby® 5.1 sound, and special effects that literally “jump” off the screen, and

•

a recruitment tool for the United States Army, in which participants “ride” in an Army Black Hawk helicopter performing an exciting rescue mission.

In May of 2004 we announced our new non-headset virtual reality delivery system for the advertising/promotional market, named the “Immersa-Dome™.” We hold exclusive rights to the patent behind the Immersa-Dome’s technology, and in June of 2004 recently delivered our initial sale of four Immersa-Domes to Buick for display in conjunction with its sponsorship of the PGA Tour. Since June, we have sold an additional six Immersa-Dome systems, three to the U.S. Army to assist in its recruiting efforts, and three to Red Baron™ Pizza for upgrading its Red Baron museum.  In October of 2004 we completed a mobile promotional tour by which we demonstrated the Immersa-Dome’s capabilities to 134 individuals at 20 Fortune 500 companies and major advertising agencies.  We are currently in advanced discussions regarding sales of the Immersa-Domes to, among others, several large advertising agencies, major automobile manufacturers, a major brewer, the United States Army, and the United States Navy.

Our long-planned entry into the training/simulation market was advanced by the aftermath of September 11, 2001. During the past two and one-half years, we have gained valuable market feedback from direct contact, meetings with, and demonstrations to several governmental agencies that resulted in completing the design of our patent-pending virtual reality-based training systems for judgmental use-of-force and tactical judgment objectives.  The systems provide the law enforcement, military, and security markets with a first-of-its-kind 360-degree immersive training environment.  Our projection-based, patent-pending  IVR HD™ series was completed in January of 2004, and was publicly debuted to the domestic law enforcement market in late March of 2004 at the industry’s Trexpo West trade show in Long Beach, California. We announced our initial sale in this market in September of 2003, and, as of November 1, 2004, we have announced orders for 27 systems, all variations of the IVR HD series, to the United States Air Force, the United States Army, an undisclosed United States military branch, and to federal, state, and municipal police organizations in the United States, Mexico, and India. We have made proposals and/or are in current discussions and negotiations for the sale of as many as 149 additional IVR HD systems.As of November 1, 2004, we had shipped and/or delivered and installed seven systems, a demonstration system in Mexico City, to regional law enforcement training centers in Mexico City and Veracruz, Mexico, two deliveries to the United States Air Force, and an initial delivery to the United States Army.

We intend to unveil our most recent training system, the IVR 4G™ series, designed for “fourth-generation” warfare, at the industry-leading I/ITSEC tradeshow in early December.  The IVR 4G simulator is an advanced military-type system, allowing full squad training.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Two major factors affected our results of operations for the three months ended September 30, 2004, compared to the corresponding period of 2003. First, revenue increased. Second, we incurred a gain of $301,083 as the result of writing off a note payable and certain accounts payable.

Revenues from our virtual reality product lines are somewhat unpredictable. Our products are custom made to a particular client’s needs and delivery schedules. Thus, our products tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. We had total revenue of $350,445 for the three months ended September 30, 2004, compared to $218,911 for the corresponding three months of 2003. Our revenue is now broken down in our statement of operations into our two markets, training/simulation and advertising/promotion. Revenue for the period consisted of a) $326,819 for the training/simulation market, primarily of monies received for two IVR HD-300 training simulators recently delivered to the United States Army and the United States Air Force, and initial preparation of the multi-system sale to Mexico, and b) $12,501 for the advertising/promotional market, primarily of monies received from Schwans/Red Baron Pizza for the Red Baron museum and warranty for the Red Baron promotional system. Cost of sales and services increased less than proportionally to our increased revenue, primarily due to increased efficiency and economies of scale in constructing our IVR HD simulators.

General and administrative expense increased to $467,463 for the three months ended September 30, 2004, compared to $393,730 for the corresponding period of 2003, primarily due to increase in payroll as we increase our staff in order to handle future sales. Interest expense and finance charges remained essentially the same at $244,859 for the three months ended September 30, 2004, compared to $242,698 for the corresponding period of 2003.

Nine months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Four major factors affected our results of operations for the nine months ended September 30, 2004, compared to the corresponding period of 2003.  First, revenues increased.  Second, cost of sales increased. Third, general and administrative expense increased. Finally, we incurred a gain on the write-off of liabilities.

We had revenue of $1,021,441 for the nine months ended September 30, 2004, compared to $661,515 for the corresponding nine months of 2003.  Revenue consisted of a) $711,073 for the training/simulation market, primarily of monies received for five IVR HD-300 training simulators recently delivered to Mexico City, Vera Cruz, Mexico, the United States Air Force, and the United States Army, and initial preparation of the multi-system sale to Mexico, and b) $276,993 for the advertising/promotional market, primarily of monies received from Schwans (Red Baron Pizza™) for a promotional experience at its new flight museum, from our project for Bombardier’s Sea Doo division, from the United States Army for the Black Hawk helicopter recruitment project, and from Buick for the recently-delivered Immersa-Dome system. Cost of sales and services increased less than proportionally to our increased revenue, primarily due to increased efficiency and economies of scale in constructing our IVR HD simulators.

General and administrative costs of $1,379,603 for the nine months ended September 30, 2004, compared to $944,344 for the nine months ended September 30, 2003, increased primarily due to an increase in payroll as we staff up to handle future sales. Interest expense and finance charges increased to $764,708 for the nine months ended September 30, 2004, compared to $720,189 for the corresponding period of 2003.

Liquidity and Plan of Operations

As of September 30, 2004, our liquidity position was extremely precarious. We had current liabilities of $10,079,270, including $6,612,076 in obligations under the lease financing for the old Ferris Productions virtual reality systems, $827,494 in accounts payable, and short-term notes payable of $1,787,852, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of September 30, 2004, there was only $494,511 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debenture and equity line financing with Dutchess Private Equities Fund, L.P.

For the nine months ended September 30, 2004, our net loss was $(1,275,379). After taking into account the non-cash items included in that loss, our cash requirements for operations were $964,645. In addition, we made capital expenditures of $78,649 and repaid notes in the amount of $140,901. To cover these cash requirements, we used existing cash, borrowed $240,000 on a promissory note, and issued 3,437,607 shares of our common stock under the Dutchess equity line, for net cash proceeds of $932,609.

The opinion of our independent auditor for the year ended December 31, 2003 expressed substantial doubt as to our ability to continue as a going concern. We will need substantial additional capital or new lucrative custom application projects to become profitable. In July of 2002, we entered into a financial contract with Dutchess Private Equities Fund, L.P. Under this arrangement, Dutchess is to purchase up to $5 million of our common stock over the next two years under an equity line. The number of shares we may sell to Dutchess is based upon the trading volume of our stock. Dutchess and several other investors also participated in a private placement of $450,000 in convertible debentures, which has been repaid in full. We recently borrowed an additional $240,000 from Dutchess on a promissory note, to be repaid in full on or before December 23, 2004. Based on recent increases in the stock's trading volume following our entry into the training/simulation market, management believes that this equity line will allow us to continue our operations for at least the next twelve months.

However, operations will require the continued forbearance of the holders of various notes and equipment leases that are currently in default. On November 9, 2004, we forwarded to the holders of our old Ferris equipment leasing arrangements, and to our old GameCom promissory noteholders, an exchange offer, under which these leaseholders and noteholders may convert their leases and notes to shares of our common stock.  If our proposal is accepted by 85 percent in interest of these leaseholders and noteholders, it would eliminate approximately $7,800,000 of liability from our balance sheet, save us approximately $225,000 in accrued interest per quarter, and make it much more likely that we could conclude on acceptable terms an offering of our common shares in the public market, or attract investment capital on acceptable terms.  However, there can be no assurance that we will achieve the required 85 percent approval by the exchange offer’s stated termination date of November 30, 2004.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

Chief  Executive Officer and Chief Financial Officer - Rule 13a-15(e)  Certification

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

VIRTRA SYSTEMS, INC.

Date: November 15, 2004	/s/ L. Kelly Jones
L. Kelly Jones
chief executive officer and chief financial 0fficer

7