Form 10KSB
period 2004-12-31
VIRTRA SYSTEMS INC
filed 2005-03-22
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of Registrant at March 1, 2005 was approximately $15,500,272. The number of shares of Registrant's common stock outstanding on March 1, 2005 was 60,859,064. Revenue for the most recent fiscal year was $1,328,180.

Part I

Item 1. Description of Business

BUSINESS OVERVIEW

Our principal business began in 1993 with the organization of Ferris Productions, Inc.  Ferris designed, developed, distributed, and operated virtual reality products for the entertainment, simulation, promotion, and education markets.  “Virtual reality” is a generic term associated with computer systems that create a real-time visual/audio/haptic (touch and feel) experience.  Virtual reality immerses participants into a three-dimensional real-time synthetic environment generated or controlled by one (or several) computer(s).  In September of 2001, Ferris merged into GameCom, Inc., a publicly held Texas company whose principal business at the time was the development and marketing of an internet-enabled video game system.  Our historic areas of application have included the entertainment/amusement, advertising/promotion, and training/simulation markets.

Our “immersive virtual reality™” devices are computer-based, and allow participants to view and manipulate graphical representations of physical reality.  Stimulating the senses of sight, sound, touch, and smell simultaneously, our virtual reality devices envelop the participant in dynamic filmed or computer-generated imagery, and allow the participant to interact with what he or she sees using simple controls and body motions. Virtual reality products have traditionally employed head-mounted displays that combine high-resolution miniature image source monitors, wide field-of-view optics, and tracking sensors in a unit small and light enough to be worn on the head.  These products usually surround the participant with dynamic three-dimensional imagery, allowing the user to change perspective on the artificial scenes by simply moving his or her head.  Virtual reality devices have in the past been used primarily in connection with electronic games, as, by surrounding the player with the sights, sounds, and smells he or she would experience in the real world, play is made far more realistic than it would be if merely presented in a two-dimensional flat screen display.

We maintain our corporate office at 440 North Center, Arlington, Texas 76011, and our telephone number is (817) 261-4269.  We also maintain engineering, technical, and production offices, and a demonstration facility, at 5631 South 24th Street, Phoenix, Arizona 85040, with a phone number of (602) 470-1177.

Entertainment/Amusement

The entertainment/amusement market was the original market for our products. Our “immersive virtual reality™” devices were designed to produce a highly-realistic experience at a significantly lower cost than traditional virtual reality technology.  Historically, the software for virtual reality games and other applications was separately created for each application. Our systems were developed using our patented Universe Control Board™, which, when installed in an ordinary PC, makes it possible to quickly adapt PC games for the arcade market, permitting easy conversion of PC games to behave as coin-operated arcade games, and allows the operator to change from one game to another without expensive hardware replacement.

Within the entertainment/amusement market, we installed and operated virtual reality entertainment centers known as “VR Zones” in over a dozen theme parks and high-traffic visitor locations, such as:

•             Six Flags,

•             Paramount Parks,

•             Busch Gardens, and

•             Carnival Cruise Lines.

These VR Zones were equipped with systems we developed and manufactured, and were operated by our employees on a revenue-share basis with the theme park locations. We sold our VR Zones and effectively left this market in the spring of 2003, in order to more fully focus on the advertising/promotional and training/simulation markets.

Advertising/Promotion

We entered the advertising/promotion market, our second, with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant. This project led us to additional projects within this market, such as:

•             a virtual reality bi-plane experience for Red Baron® Pizza,

•             a virtual reality ski jump promotional program for Chevrolet in conjunction with its “Olympic Torch City Celebration Tour™,”

•             an interactive promotional project for Shell Oil Product’s Pennzoil® division’s “Vroom Tour™”, which featured Jay Leno “inside” an automobile engine demonstrating how oil functions inside an automobile engine, and ended with the visitor driving Pennzoil’s Formula One car around the Las Vegas Motor Speedway at speeds in excess of 220 miles per hour,

•             a 50-seat, 3-D immersive theater for Red Baron® Pizza’s “3-D Flying Adventure™,” which featured special glasses, Dolby® 5.1 sound, and special effects that literally “jump” off the screen, and

•             a virtual reality recruitment tool for the United States Army, in which participants “ride” in an Army Black Hawk helicopter performing an exciting rescue mission.

2004 advertising/promotion projects included a new 3-D immersive theater project for Sea-Doo® using our 3-D technology for 2-D to 3-D video conversion and 3-D computer animation, for 1) a motion simulator utilizing polarized glasses, 2) a theater-style presentation utilizing anaglyph (cyan-blue) glasses, and 3) a web-suitable version utilizing 3-D anaglyph glasses, all in connection with Bombardier's launch of its new 2004 Sea-Doo® 3D™ personal watercraft.

The year 2004 also saw our completion of a strategic move from headset-based to projection-based technology, evidenced by the development and launch of our patented Immersa-Dome™, featuring a domed-shaped screen which surrounds the seated viewer and delivers a high-definition resolution virtual reality experience.

The May 3, 2004, launch of the Immersa-Dome product was rapidly followed by several new projects:

•             a mobile promotional experience for Buick's new Terraza™ and LaCrosse™ vehicles, using four Immersa-Dome units installed in two of Buick's event-marketing trailers. This was our second collaboration with Buick's event marketing agency, Momentum Detroit,

•             a sale of three Immersa-Domes to the United States Army Recruiting Command in Fort Knox, Kentucky, for installation in mobile recruiting trailers traveling the United States to major events, high schools, and universities in connection with the Army's recruiting efforts, and

•             the installation of three Immersa-Domes at the new Red Baron® Museum in Marshall, Minnesota, providing the visual experience of flying an acrobatic bi-plane with the Red Baron® Pizza Squadron™ in an 180-degree multisensory experience.

Over the last quarter, as a result of our recent Immersa-Dome mobile promotional tour, we have several proposals currently under submission to a number of advertising/promotional agencies, Fortune 500 companies, and governmental agencies in conjunction with pending advertising/promotional campaigns.

Training/Simulation

 In 2004, we unveiled our IVR™ line of projection-based training simulators for judgmental use-of-force, situational awareness, combat-readiness, and tactical judgment objectives.  The two IVR product lines provide the law enforcement, military, and security markets with 360-degree immersive training environments.

Our IVR HD™ series, designed primarily for law enforcement objectives, was completed in January of 2004, and was publicly debuted to the domestic law enforcement market in late March of 2004, at the industry’s Trexpo West trade show in Long Beach, California.

Our military-oriented IVR 4G™ system, designed to train soldiers for “fourth generation” warfare, was debuted at the industry-leading I/ITSEC trade show in Orlando, Florida in December of 2004. “ Fourth generation” warfare, as discussed in the October, 1988 Marine Corps Gazette, is characterized by transnational groups without territorially-based armies, engaging in highly irregular practices such as guerilla warfare, terrorist tactics, and low-intensity, close quarter conflict, enabling groups that are weaker militarily to defeat larger, stronger forces. Fourth-generation battlefields may include the whole of the enemy's society, where small, well-trained, highly maneuverable forces may tend to dominate

We announced our initial sale in this market in September of 2003, and, as of December 31, 2004, we had sold 29 systems, all variations of the IVR series, to the United States Air Force, the United States Army, a classified Department of Defense customer, and state police and security organizations in Mexico and India. Our initial IVR series installation was accomplished in March of 2004. We have recently received several confidential purchase commitments, and we have several additional confidential proposals currently under review.

Virtual Reality Products

Our “immersive virtual reality™” products include:

Training/Simulation Products

The IVR HD™ and IVR 4G series, designed for law enforcement and military use, respectively, are projection-based, multi-screened, high-definition resolution, combat-readiness and judgmental use-of-force firearms training simulators.  The IVR™ series simulators use company-produced high-definition filmed content as well as our Hybrid-CGI™ content.  Our Hybrid-CGI software combines film content with computer-generated images, allowing users to create their own customized 360-degree training scenarios by combining “green-screen” video, panoramic photorealistic images, computer-generated images, and 3-D sound.  “Green-screen” filming is the technique of filming actors and other visual elements in the foreground against an evenly-colored green background, and subsequently extracting the actors and other visual elements and placing them onto a new panoramic background specifically suited to the user’s needs and locale.

The IVR systems use off-the-shelf computer equipment, extremely-accurate laser-based weapons tracking, 360-degree video and audio, and ultra-high resolution interactive graphics. The systems deliver both photorealistic and computer-generated imagery -based video for training scenarios. The systems support one to six users, and have the option to be reconfigured into a 20-lane, military-approved, virtual “shooting range” for realistic marksmanship training.

Trainees step into the simulator, and then interact with a training scenario selected by the instructor, using their weapon of choice. The training scenarios teach combat-readiness, situational awareness, fourth-generation warfare tactics, and judgmental use-of-force with both lethal and non-lethal weapons currently used by military, law enforcement, and security agencies.

The IVR 4G military series of simulator products are offered in four different configurations:

•      the IVR 4G-base™ is a single-screen model, and its compact size offers portability and supports one to four trainees.

•      the IVR 4G-180™ offers an 180-degree field-of-view for more realistic combat training and marksmanship. It supports one to four trainees.

•      the IVR 4G-300™ delivers 300-degree field-of-view for more realistic combat scenarios and marksmanship training, and supports one to five trainees.

•      the IVR 4G-360™ offers a 360-degree field-of-view for combat and marksmanship training, and supports one to six trainees.

The IVR HD law enforcement series is offered in four different configurations:

•      the IVR  HD-base™ is a single-screen model, offering portability, and supports one to four trainees.

•      the IVR  HD-180™ offers an 180-degree field-of-view for more realistic training and target tracking. It supports one to four trainees.

•      the IVR HD-300™ delivers 300-degree use-of-force scenarios, and supports one to five trainees.

•      the IVR-360™ HD offers 360-degree firearms training, and supports one to six trainees.

We also have developed and market proprietary training accessories for use with both our IVR product lines, as well as those manufactured by third-parties:

•      the wireless Threat-Fire™ belt permits the simulator's instructor to deliver an electric "stun" to the trainee, simulating the sensation of being shot, thus enhancing the multi-directional experience of our IVR simulators by increasing the seriousness and stress of training scenarios.

•      our Hybrid-CGI™ scenario creation software integrates "green-screen" video, panoramic photorealistic images, computer-generated images, and 3-D sound, decreasing both cost and time of scenario production.    Our Hybrid-CGI software offers the end-user more custom scenario options than traditional scenario production methods and other forms of training software.

•      a wireless/tetherless “drop-in” recoil conversion kit, which transforms a live weapon into an accurate and safe training weapon. It features 1) a laser-based tracking mechanism, 2) self-contained, tetherless pneumatic recoil, and 3) instructor-controlled weapon “malfunction” capability to simulate a jammed weapon in the field. The system provides no possibility of chambering a live bullet while in training mode.

•      laser-based pneumatic recoil conversion kits for most military and law enforcement handguns, assault rifles, and shotguns.

•      less-lethal, laser-based training tools, including Taser® and canister OC pepper spray.

•      TMaR (Trainee Monitor and Recording) debriefing product, which records and plays back the trainee’s actions in the simulator, allowing systematic review of the trainee’s performance.

Advertising/Promotional Products

•      the Immersa-Dome™ is a patented projection-based virtual reality system, which uses a domed-shaped screen to surround the viewer. The Immersa-Dome offers photorealistic environments with 180-degree field-of-view and high-definition resolution. The system is composed of the dome’s base, the viewer’s seat, and a separate projector/mirror stand.

•      the 3-D Multisensory Theater™ is a portable-seat, high-capacity (50-100 viewers) 3-D theater with special effects packages, including fog, wind, and simulated lighting, among others. This theater system features 3-D, high-resolution imagery on a large projected screen. Participants wear polarized glasses, which facilitate 3-D depth in the screen images. This system also features time-triggered smells, wind simulation, and a Dolby® 5.1 sound system. The 3-D Multisensory Theater uses a silver screen and two projectors. Three-dimensional filming techniques are used and processed to finalize the 3-D experience. Computer-generated 3-D imagery is an alternative development method to 3-D filming.

•      the 360-degree headset-based virtual reality system delivers photorealistic content. In addition, the user, while seated, is tracked in 360 degrees. The multisensory system incorporates off-the-shelf computer equipment, gyroscopic head-tracking, stereo sound, wind simulation, and smell. The system comes standard for one user.

Competition

Competition within each of our markets is intense.

There are several large competitors in the general field of high-tech simulation. For instance, the January 7, 2002 edition of Forbes magazine contains a feature story on L3 Communications, Inc., a company purportedly doing in excess of $5 billion in business with the United States government in this market. L3 has so far focused on other types of simulators (such as aircraft motion simulators) and to-date we have never directly competed against L3, and may never compete with them regarding our IVR simulators. Other companies have made essentially the same single-screen style simulator for the past 15 years or longer.

As our virtual reality experiences are usually custom applications, and we deal primarily with advertising agencies, or directly with the client, it is difficult to quantify the competition.  Sometimes companies are able to penetrate one or two particular high-tech promotions.  With over 12 years in the marketplace, we currently are not aware of any other virtual reality-based advertising/promotion company with similar products similar to ours.

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

•             Advanced Interactive Systems, Inc. (“AIS”)--has been a provider of interactive simulation systems designed to provide training for law enforcement, military, and security agencies since 1993. Its line of products uses primarily video production in judgmental training scenarios. AIS also markets to anti-terrorist and other special application training facilities for military and special operations groups. Its systems have historically been based using single screen technology.

•             Firearms Training Systems, Inc. (“FATS”)--claims to have over 4,000 training systems installed worldwide by military, law enforcement, and commercial customers. FATS is a full service training/simulation company that also uses video scenarios and single-screen technology with an optional video-training scenario authoring system. AIS and FATS are similar in many respects, although FATS has been in the market longer.

•             L3 Communications, Inc.--a supplier of intelligence, surveillance and reconnaissance products, secure communications systems and products, avionics and ocean products, training products, microwave components and telemetry, instrumentation, space, and wireless products. Its customers include the Department of Defense, selected U.S. government intelligence agencies, aerospace prime contractors, commercial telecommunications, and wireless customers. L-3’s product mix includes; secure communication systems, training systems, microwave components, avionics and ocean systems, telemetry, instrumentation, space, and wireless products. L3 is a large company with a very diverse range of products and services geared towards defense related activities. It has a division for simulation and training with several products currently deployed. One of these simulators projects images on multiple screens using computer-generated graphics. L3 systems consist of computer generated graphics, and currently do not use video or film for its content, to the best of our knowledge, nor does it produce complete 360-degree projected or head-mount display systems. Due to the size and strength of L3 within the defense industry and other governmental agencies, it could become a very formidable competitor if it chose to enter the 360-degree, photorealistic, virtual reality simulation market.

•             IES Interactive Training, Inc. (IES)--a supplier of basic simulation equipment to law enforcement. Having fielded several hundred single screen systems in the law enforcement with little emphasis on military, it is in the competitive landscape. Our recent patent application may hamper or halt potential plans by IES or others to compete with our IVR multi-screen systems.

•             Cubic Defense Applications–performing in a wide range of industries, including military simulation, Cubic currently produces a product which is mainly a marksmanship training system, with limited combat training capabilities. Due to its size and strength, Cubic could become a formidable competitor if it chose to focus on firearms training.

The above summary of competition is by no means exhaustive, since this is a fluid and rapidly-expanding industry.

Marketing

Marketing within the training/simulation market is conducted primarily through trade shows, trade journal advertisements, search engine strategies, and one-on-one demonstrations. We recently completed and publicly unveiled the IVR HD™ series of law enforcement-focused advanced training simulators at the Trexpo West trade show in March of 2004, and we publicly unveiled the military-oriented IVR 4G™ fourth generation warfare simulators at the I/ITSEC trade show in December of 2004. We have demonstrated the IVR simulators to high-level officers in the United States military, the Department of Defense, as well as to municipal, state, and federal agencies both domestically and internationally. In addition to our 22 announced sales to foreign governmental agencies, we have also sold seven systems to domestic military and law enforcement agencies, and we have been advised that our IVR simulators are in the budgeting stages for branches of the United States Armed Forces, municipal and state law enforcement agencies, and several foreign governments. Of the 29 IVR™ systems we have sold, four have been fully installed, two have been shipped and are awaiting installation, and the remainder are contracted for future delivery.

Marketing within the advertising/promotional market is conducted primarily by web-based search engine strategies and by the face-to-face sales efforts of our vice-president of advertising and promotion. Our Immersa-Dome demonstration unit uses high-definition content from our projects for Pennzoil, Buick, Red Baron® Pizza, Chevrolet, and the U.S. Army. Marketing within this industry is conducted primarily by one-on-one appointments and demonstrations of our technology to agencies and qualified corporations. We also attend industry tradeshows to generate leads and to garner further market exposure.

Employees

At March 1, 2005, we employed 13 people. None of our employees are members of a union, and we consider relations with our employees to be satisfactory.

Trademarks/Patents

We have obtained a patent for our Universe Control Board™, and various federal trademarks. We have also filed for federal registration of our “Immersive Virtual Reality™” and “IVR™” trademarks.

On March 15, 2004, we applied for a patent on our IVR™ series of advanced training simulators, seeking a patent for our “multiple screen simulation system and method for situational response training.”

On May 3, 2004, we announced that we had obtained an exclusive license to the patented technology behind the Immersa-Dome.

On December 3, 2004, in advance of industry demonstration at the industry-leading Interservice/Industry Training and Simulation Education Conference in Orlando, Florida, we submitted three separate patent applications for innovations in the field of firearms training. These included:  1) the Threat-Fire™ Belt, 2) our Hybrid-CGI™ software, and 3) a "drop-in" kit and magazine for wireless recoil in real weapons.

First, the Threat-Fire Belt permits the simulator's instructor to deliver an electric "stun" to the trainee, simulating the sensation of being shot, thus enhancing the multi-directional experience associated with our IVR simulators.

Second, the Hybrid-CGI software integrates "green-screen" video, panoramic images, computer-generated images, and 3-D sound.  “Green-screen” filming is the technique of filming actors and other visual elements in the foreground against an evenly-colored green background, and subsequently extracting the actors and other visual elements and placing them onto a new panoramic background specifically suited to the user’s needs and locale. Hybrid-CGI software decreases both cost and time of scenario production, and provides more scenario options to the end user than traditional production methods.

Third, the "drop-in" kit and magazine is non-permanent, and delivers wireless recoil to a real weapon.  The magazine is refillable, and the aiming laser features hyper-accurate collinear placement for both immersive combat training and marksmanship qualification.  Use of untethered training weaponry is highly desirable in firearms simulators.

There can be no assurance that patents or trademarks will issue on these applications, or that, if issued, they will be sufficiently broad to provide meaningful protection

Item 2. Description of Property

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

Item 3. Legal Proceedings

On May 8, 2003, we filed a declaratory judgment lawsuit in the 348th state district court of Tarrant County, Texas against Legg Mason Wood Walker Incorporated and the Depository & Clearing Corporation, now pending as cause number 348-198792-03.  In this suit, we refer to the district court’s prior ruling that our cancellation of shares of the company’s common stock formerly in the name of William E. K. Hathaway II c/o Olympic Holdings, L.L.C. was proper, and in this suit we seek a further judicial determination that Hathaway’s subsequent endorsement of his certificate to these companies was ineffective, as the certificate was no longer genuine and could not be registered, and, further due to other alleged irregularities, resulting in our having no liability to these companies.  We subsequently dismissed Depository and Clearing Corporation from the lawsuit without prejudice.  On July 2, 2003, Legg Mason counterclaimed against us for the sum of $277,855, representing the costs Legg Mason endured when required to purchase 700,000 shares of our stock on the open market to cover its short position resulting from our transfer agent’s confiscation of the certificate originally issued to Mr. Hathaway.  On March 16, 2005, the court granted Legg Mason’s motion for summary judgment, and entered judgment in favor of Legg Mason against us for $277,855.  We plan to file a motion for new trial, and, if denied, we will appeal the decision to the Fifth Circuit Court of Appeals.

On December 3, 2003, suit was filed against us in the 61st Judicial District Court of Harris County, Texas, in cause number 2003-65857, styled Gloria Howden v. VirTra Systems, Inc., seeking payment of the sum of $240,000 in equipment leases allegedly entered into by Ms. Howden with the former Ferris Productions, Inc. in 2001.  We have contested the allegations.  The case has been referred to mediation, to be held in March of 2005.

On December 4, 2003, former director and shareholder, John F. Aleckner, Jr., and his wife Barbara, demanded immediate payment of $274,500.00 in demand promissory notes we had previously executed.  We filed suit against the Aleckners on January 14, 2004, in the 348th Judicial District Court of Tarrant County, Texas, in case number 348-203761-04, styled VirTra Systems, Inc. v. John F. Aleckner, Jr. and Barbara H. Aleckner.  This lawsuit seeks cancellation of 2,191,694 shares of our common stock issued as consideration for such promissory notes, claiming illegal usury under Texas law.  Further, we further seek cancellation/forfeiture of these promissory notes, as the alleged usury allegedly exceeds more than twice the lawful rate of interest under Texas law. We intend to aggressively prosecute this litigation, which is currently in the pre-trial discovery stage.  Mr. Aleckner has counterclaimed against us and our chief executive officer, L. Kelly Jones, for fraud, negligence, and negligent misrepresentation.  All parties have filed motions for summary judgment. Our and Mr. Aleckner’s motions were denied, and Ms. Aleckner’s subsequently argued, is under advisement.  The case has been referred to mediation, to be held in March of 2005.

On January 20, 2004, we filed suit against VR Films, Inc., a Nevada corporation, and its officers John F. Aleckner, Jr. and Lance Loesberg, former directors and officers of our company, for its announced intent to compete with us, its allegedly improper contact with our customers, and for breach of contract, misappropriation, conversion, breach of fiduciary duty, unfair competition, and we are seeking punitive damages.  VR Films has counterclaimed against us, seeking an unspecified amount of damages, and has brought suit against our chief executive officer and president, L. Kelly Jones, and Bob Ferris, respectively, claiming fraud.  We intend to aggressively prosecute this lawsuit in order to protect our corporate opportunities, trade secrets, proprietary subject matter, and confidential business information.  The case is currently in the pre-trial discovery phase.

On July 2, 2004, suit was filed against president Bob Ferris and his wife, Nichieli, by VR Films, Inc. for breach of contract.  The lawsuit is currently pending in the federal district court in Phoenix, cause number CV04-1361PHXSMM.  We intend to aggressively defend this litigation which is currently in the pre-trial discovery stage.  Per agreement of the parties and order of the court, this case has been held in abeyance pending resolution of our Texas lawsuit against VR Films, Inc.

On February 6, 2004, suit was filed against us in County Court at Law No. 4 of Harris County, Texas, in cause number 810288, styled Barbara Nedry v. VirTra Systems, Inc., seeking payment of the principal sum of $6,000, plus accrued interest, in equipment leases allegedly entered into by Ms. Nedry with the former Ferris Productions, Inc. in 2001.  We have contested the allegations.  The case is currently in the pre-trial discovery phase.

On May 13, 2004, suit was filed against us in the federal district court of South Carolina, in cause number 04CP402455, styled Garland and Leota Slagle v. VirTra Systems, Inc., seeking payment of the principal sum of $90,000, plus accrued interest, in equipment leases allegedly entered into by the Slagles with the former Ferris Productions, Inc. in 2001. We have contested the allegations.  The parties are currently in settlement discussions.

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris Productions, Inc. 2001.  We have contested the allegations.  The parties have agreed that we shall not be required to file an answer until March 21, 2005, while the parties explore settlement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information`

Our common stock is quoted under the symbol "VTSI" on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the OTC Electronic Bulletin Board. Quotations reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

		BID PRICES
YEAR	PERIOD	HIGH	LOW

2002
	First Quarter	0.32	0..17
	Second Quarter	0.42	0.18
	Third Quarter	0.455	0.12
	Fourth Quarter	0.18	0.09
2003
	First Quarter	0.14	0.085
	Second Quarter	0.145	0.055
	Third Quarter	0.289	0.071
	Fourth Quarter	0.469	0.21
2004
	First Quarter	0.35	0.20
	Second Quarter	0.43	0.24
	Third Quarter	0.42	0.28
	Fourth Quarter	0.46	0.28

As of March 1, 2005, the reported bid price for our common stock was $0.322 per share.

Shareholders

As of March 1, 2005, we had 60,859,064 shares of common stock outstanding, held by 161 shareholders of record.

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

Overview

Our principal business began in 1993 with the organization of Ferris Productions, Inc.  Ferris designed, developed, distributed, and operated virtual reality products for the entertainment, simulation, promotion, and education markets.  In September of 2001, Ferris merged into GameCom, Inc., a publicly held Texas company whose principal business at the time was the development and marketing of an internet-enabled video game system. We subsequently adopted our present name.

Prior to the merger of Ferris and GameCom, both companies had incurred substantial debt, much of which was eliminated in December of 2004 in a debt for equity conversion.  However, there can be no assurances that we will be able to successfully implement our expansion plans.  As we enter the training/simulation market, we face all of the risks, expenses, and difficulties frequently encountered in connection with the expansion and development of a new business, difficulties in maintaining delivery schedules if and when volume increases, the need to develop support arrangements for systems at widely-dispersed physical locations, and the need to control operating and general and administrative expenses.

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

Results of Operations

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003.

Total revenue for the year ended December 31, 2004 was $1,328,180, compared to total revenue of $984,490 for the year ended December 31, 2003.  This increase of $343,690, or 35%, resulted primarily from our initial IVR™ simulator sales to the U.S. military in the training/simulation market.

Cost of sales and services increased $203,262, or 31%, to $860,065, for the year ended December 31, 2004, from $656,803 for the year ended December 31, 2003.  This increase is relatively proportionate to the change in revenue.

General and administrative expenses increased by $1,904,348, or 208%, to $2,820,650 for the year ended December 31, 2004, from $916,302 for the year ended December 31, 2003. The increase is primarily due to incentive compensation granted to senior management, trade show and other costs associated with roll-out of the IVR™ series of advanced training simulators, indirect costs associated with the debt-for-equity conversion completed in December of 2004, and a reserve for the Legg Mason lawsuit..

Interest expense and finance charges increased by $7230, or 0.7%, to $957,912 for the year ended December 31, 2004, from $950,682 for the year ended December 31, 2003.

During 2004, we presented an exchange offer to the holders of certain of our notes payable and obligations under product financing arrangements, whereby the debtholders were allowed to convert their principal and accrued interest to our common stock under one of three options.  Under Option A, the debtholder could receive common stock equal to 0.6 shares per dollar of principal amount he or she was owed, and was not required to lock up any of the shares he or she received in the exchange.  Under Option B, each debtholder could receive common stock equal to 0.9 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of six months, after which the shares could be sold in six equal monthly installments.  Under Option C, each debtholder could receive common stock equal to 1.2 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of one year, after which the shares could be sold in six equal monthly installments.  As of December 31, 2004, we had issued 5,303,258 shares of our common stock in exchange for $183,500 in principal and $49,069 of accrued interest outstanding on our notes payable, $615,531 in principal and $155,475 of accrued interest outstanding on our notes payable to stockholders, and $5,792,176 of principal and interest outstanding on our obligations under product financing arrangements.  Of the total shares issued, 316,080 shares were issued to debtholders electing Option A, 274,500 shares to debtholders electing Option B, and 4,712,678 shares to debtholders electing Option C.  As a result of this debt exchange, we recorded $4,621,415 of forgiveness of debt income in the statement of operations for the year ended December 31, 2004.

In addition to the forgiveness of debt income resulting from the debt-to-equity conversion discussed above, we also reversed accruals on certain notes and accounts payable upon which the statute of limitations had run.  Included in forgiveness of debt income in the statement of operations for the year ended December 31, 2004 is $301,085 related to these settlements and write-offs.

Liquidity and Plan of Operations

As of December 31, 2004, our liquidity position was extremely precarious. We had current liabilities of $4,692,164, including $819,900 in obligations remaining under the lease financing for the old Ferris Productions virtual reality systems, $2,228,064 in accounts payable and accrued liabilities, and short-term notes payable of $1,644,200, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of December 31, 2004, there was only $221,826 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris Productions non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debentures and equity line financing with Dutchess Private Equities Fund, L.P.

For the year ended December 31, 2004, our net income was $1,566,091. After taking into account the non-cash items included in that profit, our cash requirements for operations were approximately $878,083.  In addition, we made capital expenditures of $83,754, had capitalized development costs connected with the IVR 4G simulator of $196,223, and repaid notes in the amount of $278,326.  To cover these cash requirements, we issued notes for $277,500, and issued 4,294,707 shares of our common stock for net cash proceeds of $1,238,421.

The opinion of our independent auditor for the year ended December 31, 2004 expressed substantial doubt as to our ability to continue as a going concern.  We will need substantial additional capital or new lucrative custom application projects to become profitable.  In July of 2002, we entered into a financial contract with Dutchess Private Equities Fund, L.P.  Under this arrangement, Dutchess is to purchase under an equity line up to $5 million of our common stock over a two-year period.  The number of shares we may sell to Dutchess is based upon the trading volume of our stock.  Dutchess and several other investors also participated in a private placement of $450,000 in convertible debentures, which has been repaid in full.  In February of 2005, we entered into a new financial contract with Dutchess, under which Dutchess is to purchase under a new equity line up to $6 million of our common shares, similar to the 2002 agreement, which will soon be expiring.  Additionally, in February of 2005 we completed a private placement with Dutchess of $750,000 in convertible debentures.  Based on recent increases in the stock's trading volume following our entry into the training/simulation market, management believes that this equity line will allow us to continue our operations for at least the next twelve months.

Item 7.  Financial Statements

VIRTRA SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

VirTra Systems, Inc.

We have audited the accompanying balance sheet of VirTra Systems, Inc. (the “Company”) as of December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VirTra Systems, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2004 is in a negative working capital position and a stockholders’ deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 2004 the Company changed its method of accounting for variable interest entities.

Houston, Texas

March 15, 2005

VIRTRA SYSTEMS, INC.

BALANCE SHEET

December 31, 2004

__________

ASSETS

Current assets:
Cash and cash equivalents	$ 160,566
Accounts receivable	9,430
Costs and estimated earnings in excess of billings on uncompleted contracts	51,830

Total current assets	221,826

Property and equipment, net	1,034,917
Capitalized development cost, net	196,223

Total assets	$1,452,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$1,349,700
Obligations under product financing arrangements	819,900
Notes payable-stockholders	294,500
Accounts payable	1,038,870
Accrued liabilities	1,189,194

Total current liabilities	4,692,164

Redeemable common stock, 406,458 shares at $.005 par value	2,032

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 60,438,152 shares issued and outstanding	302,191
Additional paid-in capital	8,210,395
Accumulated deficit	(11,753,816)

Total stockholders’ deficit	(3,241,230)

Total liabilities and stockholders’ deficit	$1,452,966

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the years ended December 31, 2004 and 2003

__________

	2004	2003

Revenue:
Custom applications
Training/simulation	$986,816	$142,260
Advertising/promotion	296,864	813,170
Other	44,500	29,060

Total revenue	1,328,180	984,490

Cost of sales and services	860,065	656,803

Gross margin	468,115	327,687

General and administrative expenses	2,820,650	916,302

Loss from operations	(2,352,535)	(588,615)

Other income (expenses):
Forgiveness of debt income	4,922,500	-
Interest income	16	-
Interest expense and finance charges	(957,912)	(950,682)
Other income	500	2,628

Total other income (expenses)	3,965,104	(948,054)

Net income (loss) from continuing operations	1,612,569	(1,536,669)

Income (loss) from discontinued operations	-	(53,453)

Net income (loss) before accounting change	1,612,569	(1,590,122)

Cumulative effect of accounting change	(46,478)	-

Net income (loss)	$ 1,566,091	$(1,590,122)

Weighted average shares outstanding - basic	51,675,342	42,415,964

Weighted average shares outstanding - diluted	52,450,576	42,415,964

Basic net income (loss) per share:
Net income (loss) per share before accounting change and discontinued
operations	$ 0.03	$ (0.04)
Cumulative effect of accounting change	(0.00)	-
Income (loss) from discontinued operations	-	(0.00)

Net income (loss) per share	$ 0.03	$ (0.04)

Diluted net income (loss) per share:
Net income (loss) per share before accounting change and discontinued
operations	$ 0.03	$ (0.04)
Cumulative effect of accounting change	(0.00)	-
Income (loss) from discontinued operations	-	(0.00)

Net income (loss) per share	$ 0.03	$ (0.04)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the years ended December 31, 2004 and 2003

__________

	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 1,566,091	$(1,590,122)
Loss from discontinued operations	-	53,453

Net income (loss) from continuing operations	1,566,091	(1,536,669)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,465	106,768
Accrued cost of product financing arrangements and amortization of debt issuance costs	656,019	804,665
Cumulative effect of accounting change	46,478	-
Forgiveness of debt income	(4,922,500)	-
Gain on sale of assets	(500)	(2,628)
Bad debt expense	148,821	-
Common stock and options issued for services	633,900	70,000
Common stock issued for interest and finance charges	-	7,786
Changes in operating assets and liabilities:
Accounts receivable and other	80,423	(68,245)
Costs and estimated earnings in excess of billings	24,770	(135,758)
Accounts payable	249,641	(83,269)
Accrued liabilities and other	538,309	7,912

Net cash used in operating activities	(878,083)	(829,438)

Cash flows from investing activities:
Capital expenditures	(83,754)	(98,819)
Proceeds from sale of assets	500	120,000
Increase in capitalized development costs	(196,223)	-
Common stock redeemed	(339)	-

Net cash provided by (used in) investing activities	(279,816)	21,181

Cash flows from financing activities:
Proceeds from issuance of notes payable	277,500	35,000
Proceeds from issuance of common stock	1,238,421	1,025,715
Payments on notes payable	(278,326)	(145,602)
Payments on convertible debentures	-	(103,664)

Net cash provided by financing activities	1,237,595	811,449

Net cash provided by (used in) discontinued operations	-	(20,764)

Increase (decrease) in cash and cash equivalents	79,696	(17,572)

Cash and cash equivalents, beginning of year	80,870	98,442

Cash and cash equivalents, end of year	$ 160,566	$ 80,870

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 36,407	$ 62,974

Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activity:
Common stock issued upon conversion of debentures	$ -	$ 204,598

Common stock issued as settlement of accounts payable	$ 48,526	$ -

Addition to note payable for late payment penalty	$ 6,938	$ -

Common stock issued in exchange for notes payable, obligations under
product financing arrangements and accrued interest payable	$2,174,336	$ -

Cancellation of redeemable common stock	$ 83	$ -

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2004 and 2003

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2002	37,331,448	$ 186,658	$2,922,833	$(11,729,785)	$(8,620,294)

Common stock issued upon conversion of debentures	2,710,600	13,553	191,045	-	204,598

Common stock issued for payment of interest	106,232	531	7,255	-	7,786

Common stock issued for cash	7,420,348	37,101	988,614	-	1,025,715

Common stock issued for services	1,000,000	5,000	65,000	-	70,000

Net loss	-	-	-	(1,590,122)	(1,590,122)

Balance at December 31, 2003	48,568,628	242,843	4,174,747	(13,319,907)	(8,902,317)

Common stock issued for services	2,030,000	10,150	619,750	-	629,900

Common stock issued as settlement of
accounts payable	225,000	1,125	47,131	-	48,256

Common stock issued for cash	4,294,707	21,474	1,216,947	-	1,238,421

Common stock issued in debt exchange	5,303,258	26,516	2,147,820	-	2,174,336

Effect of stock options vesting	-	-	4,000	-	4,000

Cancellation of redeemable common
stock	16,559	83	-	-	83

Net income	-	-	-	1,566,091	1,566,091

Balance at December 31, 2004	60,438,152	$ 302,191	$8,210,395	$(11,753,816)	$(3,241,230)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.            Background and Summary of Significant Accounting Policies

Background

GameCom, Inc. (“GameCom”), a Texas corporation, was founded in 1996.  Effective September 21, 2001 GameCom merged with Ferris Productions, Inc. (“Ferris”) (together “the Company”) and the Company changed its name to VirTra Systems, Inc. (“VirTra”).  The Company is headquartered in Arlington, Texas, with a production facility located in Phoenix, Arizona.  The Company develops, manufactures and operates technically advanced personal computer and non-personal computer based products including virtual reality (“VR”) products for the training/simulation and advertising/promotion markets.

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

Accounts receivable generally arise from sales of equipment and services to various companies throughout the world.  Collateral is generally not required for credit granted.  During the years ended December 31, 2004 and 2003 the Company had three and two customers representing 85% and 72% of its custom application revenue, respectively.  Included in accounts receivable at December 31, 2004 is $9,230 or 98% due from these three customers.

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

Capitalized Development Costs

Capitalized development costs  consist of direct costs incurred in developing proprietary technology exclusively used in its products and costs incurred in obtaining a patent on such technology.  The intangible assets are being amortized on a straight-line basis over a five-year period.  As of December 31, 2004, accumulated amortization of these intangible assets is $120,948.  During the years ended December 31, 2004 and 2003, the Company recorded amortization expense of $18,133 and $18,128, respectively.  During the year ended December 31, 2004 the Company capitalized $196,223 of additional development costs.

Debt Issuance Costs

Debt issuance costs are deferred and recognized, using the interest method, over the term of the related debt.

Shipping and Delivery Costs

The cost of shipping and delivery is charged directly to cost of sales and service at the time of shipment.

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

Income (Loss) Per Share

Basic income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”.  In December 2003, the FASB issued a revision to FIN 46 (FIN 46R).  FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.  FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity.  The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions.  FIN 46R deferred the effective date of the Interpretation for public companies that are small business issuers to the end of the first reporting period ending after December 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. FIN 46R requires entities to either (a) record the effects prospectively with a cumulative effect adjustment as of the date on which FIN 46R is first applied, or (b) restate previously issued financial statements for the years with a cumulative effect adjustment as of the beginning of the first year being restated.  The Company did not have any special purpose entities but does have an entity that qualifies as a variable interest entity under FIN 46R (See Note 3).

In December 2004, FASB issued SFAS No. 123R, “Share Based Payments”.  The statement requires public companies to measure the cost of employee services in exchange for an award of equity instruments to be based on the grant-date fair value of the award as determined by using an option-pricing model.  This statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued.  The statement also clarifies and expands Statement No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.  For entities that file as a small business issuer, the effective date of this statement is the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is currently reviewing the impact on its financial statements of implementing this Statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”.  The new Statement amends ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  This Statement is effective for fiscal years beginning after June 15, 2005.  The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”.  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

2.            Going Concern Considerations

During the years ended December 31, 2004 and 2003, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2004	2003

Net income (loss)	$1,566,091	$(1,590,122)

Negative cash flows from operations	$(878,083)	$(829,438)

Negative working capital	$(4,470,338)	$(9,192,113)

Accumulated deficit	$(11,753,816)	$(13,319,907)

Stockholders’ deficit	$(3,241,230)	$(8,902,317)

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

3.            Accounting Change

On December 31, 2004, the Company adopted FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities (Revised)”.  This accounting change added assets and liabilities to the balance sheet as of that date resulting from the consolidation of Ferris Holdings, L.L.C., which was previously not included in the financial statements.  Ferris Holdings, L.L.C. is an entity 100% owned by an officer/director of the Company.  This entity’s only asset is the land and building in Phoenix, Arizona that is currently leased by the Company.  Since the Company also guarantees performance on the entities’ debt related to this property, the Company has an implicit variable interest in this entity.  This accounting change resulted in $827,263 of additional property and equipment, net of accumulated depreciation, a $67,885 reduction in note receivable from a related party, and $805,856 of additional notes payable, but did not require an adjustment to earnings and is not expected to affect future earnings or cash flows.  The accounting change did result in a loss of $(46,478), which is reported as a “Cumulative effect of accounting change” in the accompanying statement of operations.

4.            Discontinued Operations

On April 30, 2003, the Company entered into an agreement to sell its contracts and the assets used in its theme park operations for $120,000, payable in four equal installments of $30,000 upon signing of the term sheet; $30,000 on April 30, 2003; $30,000 on May 31, 2003; and $30,000 on June 30, 2003.  The transaction resulted in a gain on sale of assets of $2,628.

The 2003 financial statements have been presented to reflect the sale of the Company’s assets related to its theme park operations.  Accordingly, the 2003 financial statements reflect the theme park operations as discontinued operations.

Total revenues included in discontinued operations was $-0-and $32,060 for the years ended December 31, 2004 and 2003, respectively.  There was no effect on basic and diluted net loss per common share, reported in the accompanying statement of operations, from the results of the discontinued operations.

5.            Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the purchase of equipment and services.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2004 all accounts receivable are considered collectible and the allowance for doubtful accounts is $-0-.

6.            Custom Application Contracts

Costs, estimated earnings and billings on uncompleted custom application contracts at December 31, 2004 are summarized below.

Costs incurred on uncompleted contracts	$ 412,755
Estimated earnings	277,675

690,430

Billings to date	638,600

$ 51,830

These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 51,830

Billings in excess of costs and estimated earnings on uncompleted contracts	$ -

7.            Property and Equipment

Property and equipment consisted of the following at December 31, 2004:

Land	$ 140,000
Building	774,705
Computer equipment	316,097
Office furniture and equipment	196,002

1,426,804

Less: accumulated depreciation	(391,887)

Property and equipment, net	$1,034,917

Depreciation expense for the years ended December 31, 2004 and 2003 was $82,332 and $88,640, respectively.

8.            Notes Payable

Notes payable consist of the following at December 31, 2004:

Note payable to a bank, bearing interest at 6.25% per year and due in monthly payments of $5,680 including interest, through April 1, 2005, at which time the monthly payment amount will increase as agreed upon with the bank at that time.  This note is collateralized by land and a building.

$ 805,856

Notes payable to a bank, bearing interest at 7.5% per year and due in monthly payments of $4,868, including interest, through April 1, 2005, at which time the monthly payment amount will increase as agreed upon with the bank at that time. These notes are collateralized by certain equipment, licensing rights and by the personal guarantees of officers/stockholders of the Company.	334,137

Note payable to Dutchess Private Equities Fund in the amount of $277,500.  Of this amount, $37,500 represents interest and $240,000 represents principal.  The interest was paid upon funding of the note and the principal is due in the minimum amount of $37,500 or 50% of each Put drawn from the equity line of credit (See Note 16) per month with the remaining principal due on the maturity date of December 24, 2004.  This note is collateralized by the Company’s guarantee to issue Put notices until the balance is paid in full.  The Company defaulted on its final payment on December 24, 2004 and, according to the note agreement, incurred a penalty of $6,938, which was added to the note balance.  As of March 2005 this note was paid in full.

134,438

Note payable to a bank, bearing interest at the prime rate (4.75% at December 31,

2004) plus 1.5%, due in 36 monthly installments of $8,824, maturing January 2005 and collateralized by an office building owned by an officer/stockholder of the Company. As of January 2005 this note was paid in full.	8,769

Notes payable to third party entities and individuals, who did not elect to exchange the debt for common stock (See Note 11), bearing interest at a stated rate of 10% payable semi-  annually with principal due three years after issuance  of the note, which ranges from October 2001 to March  2002.  These notes are not collateralized.  In connection with the funding of these notes, the former Ferris issued a  total of 412,500 shares of its common stock as equity  attachments to the note holders and to pay debt issuance costs.  Accordingly, the actual weighted average  interest rate on these notes, including the effect of  the issuance of common stock and the payment of debt  issuance costs, was approximately 16%.  No interest or  principal has been paid on these notes during the year  ended December 31, 2004.

66,500

Total notes payable	$ 1,349,700

Certain notes payable to banks contain various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of stockholders’ equity and to comply with certain financial ratios.  The Company was in violation of these covenants as of December 31, 2004 and the banks could demand full payment of all principal and interest.

9.            Notes Payable-Stockholders

Notes payable to stockholders, who did not elect or were not offered the opportunity to exchange the debt for common stock (See Note 11), consisted of the following at December 31, 2004:

Convertible note payable to a stockholder, principal and interest due on demand, accruing interest at 12% per year.  This note was collateralized by certain equipment and contains a provision to convert the note to common stock.

$ 10,000

Notes payable to stockholders, non-interest bearing with principal due on demand. These notes are not collateralized.	284,500

Total notes payable to stockholders	$ 294,500

All notes due to stockholders were in default as of December 31, 2004. The remaining convertible note payable to a stockholder in the amount of $10,000 had an original maturity date of June 10, 1998.  The holder of the convertible note has a non-assignable option to purchase 7,500 shares of common stock at par value, which has not been exercised.

10.          Obligations Under Product Financing Arrangements

In financing the production of its arcade equipment, the Company had entered into agreements whereby an entity or individual advanced funds to the Company to produce specific arcade equipment.  Under this arrangement, the Company had agreed to make monthly payments for a specified amount for three years, with an automatic renewal for an additional three years unless cancelled in writing, from the origination date as specified in the agreement.  In addition, the entity or individual advancing the funds had the right to exercise a buy-out whereby the Company has 180 days to repay the obligation upon exercise of the buy-out.  Interest is payable monthly at an annual rate of approximately 16%.

In connection with these financing arrangements, the Company had incurred debt issuance costs of approximately 21% of the total obligation.  These costs were amortized over a three year period using the interest method resulting in an effective annual interest rate of approximately 29% on these obligations.

As of December 31, 2004, the Company was in default on its remaining obligations under the product financing arrangements (See Note 11) totaling $819,900, which included accrued interest.  The Company has not made any interest payments on these obligations since September 2001 and has received notices from various individuals and entities demanding buyouts of these obligations.

11.          Debt Exchange Agreement

During 2004, the Company presented an exchange offer to the holders of certain of its notes payable and obligations under product financing arrangements whereby the debt holders were allowed to convert the principal and accrued interest related to its debt to common stock of the Company under one of three options.  Under Option A, the debt holder could receive common stock equal to 0.6 shares per dollar of principal amount he or she was owed, and was not required to lock up any of the shares he or she receives in the exchange.  Under Option B, each debt holder could receive common stock equal to 0.9 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of six months, after which the shares could be sold in six equal monthly installments.  Under Option C, each debt holder could receive common stock equal to 1.2 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of one year, after which the shares could be sold in six equal monthly installments.  As of December 31, 2004, the Company had issued 5,303,258 shares of its common stock in exchange for $183,500 in principal and $49,069 of accrued interest outstanding on its notes payable, $615,531 in principal and $155,475 of accrued interest outstanding on its notes payable to stockholders and $5,792,176 of principal and interest outstanding on its obligations under product financing arrangements.  Of the total shares issued, 316,080 shares were issued to holders electing Option A, 274,500 shares to holders electing Option B and 4,712,678 shares to holders electing Option C.  As a result of this debt exchange, the Company recorded $4,621,415 of forgiveness of debt income in the statement of operations for the year ended December 31, 2004.

12.          Forgiveness of Debt

In addition to the forgiveness of debt income resulting from the Debt Exchange Agreement (See Note 11), the Company also reversed accrual of certain notes and accounts payable.  Included in forgiveness of debt income in the statement of operations for the year ended December 31, 2004 is $301,085 related to these settlements and write-offs.

13.          Accrued Liabilities

Included in accrued liabilities as of December 31, 2004 is as follows:

Accrued payroll tax, including penalties and interest	$ 606,375
Accrued lawsuit judgment	280,000
Accrued interest payable	195,825
Deferred revenue	63,912
Accrued commissions payable	34,820
Other	8,262

$1,189,194

14.          Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $9,700,000, which expire in various tax years through 2024.  Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2004 are as follows:

Deferred tax assets:
Net operating losses	$3,309,490
Intangible assets	20,548
Valuation allowance	(3,300,569)

Total deferred tax assets	29,469

Deferred tax liabilities:
Property and equipment	(29,469)

Total deferred tax liability	(29,469)

Net deferred tax asset (liability)	$ -

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2004 and 2003 is as follows:

	2004		2003
	Amount	%	Amount	%

Provision (benefit) for income tax at federal
statutory rate	$ 548,273	34.0	$ (540,641)	(34.0)
Increase (decrease) in valuation allowance	(860,556)	(53.4)	526,642	33.1
Non-deductible compensation expense	215,526	13.4	-	0.0
Non-deductible lawsuit expense	95,200	5.9	-	0.0
Other	1,557	0.1	13,999	0.9

	$ -	0.0	$ -	0.0

15.          Redeemable Common Stock

In 1997 the Company entered into an agreement to redeem 1,505,399 shares of common stock from certain stockholders at par value of $.005 per share with the consideration for such redemption to be paid pro-rata to such stockholders by March 31, 1998.  During 2000 the Company and stockholders released 727,108 shares of common stock from the redemption requirement and 287,531 shares were redeemed.  During 2004 the Company released an additional 16,559 shares of common stock from the redemption requirement and 67,743 shares of common stock were redeemed.  As of December 31, 2004, 406,458 shares remain to be redeemed at the option of the Company.

16.          Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.

In 1997 and 1998 the Company granted incentive stock options to certain officers and members of the Company’s board of directors to purchase 1,499,000 shares of the Company’s common stock at par value of $.005 per share.  These options are exercisable based on various levels of the Company’s stock price: (i) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $1.50 per share; (ii) options to purchase 583,000 shares at par value are exercisable if the Company’s stock is trading at $3.00 per share; (iii) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $4.50 per share; and (iv) options to purchase 250,000 shares at par value are exercisable if the Company’s common stock is trading at $5.00 per share.  In 1999, options to purchase 300,000 shares of common stock were exercised. Effective January 1, 2004 these options were cancelled.

In 1997 and 1998 in connection with the convertible notes payable to certain stockholders (See Note 7) the Company granted options to purchase 75,000 shares of its common stock, at its par value of $.005 per share, to these convertible note holders.  Effective January 1, 2004 these options were cancelled.

On January 1, 2000 the Company granted options to certain employees and non-employees to purchase 350,000 shares of the Company’s common stock at $0.15 per share, which approximated fair market value.  The options were fully vested and exercisable at the date of grant.  These options expired unexercised on January 1, 2003.

In September 2001 the Company granted incentive stock options to certain officers and members of the Company’s board of directors to purchase 1,499,000 shares of the Company’s common stock at par value of $.005 per share.  These options are exercisable based on various levels of the Company’s stock price: (i) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $1.50 per share; (ii) options to purchase 583,000 shares at par value are exercisable if the Company’s stock is trading at $3.00 per share; (iii) options to purchase 333,000 shares at par value are exercisable if the Company’s stock is trading at $4.50 per share; and (iv) options to purchase 250,000 shares at par value are exercisable if the Company’s common stock is trading at $5.00 per share.  Effective January 1, 2004  these options were cancelled.

In September 2001 the Company’s stockholders amended the 2000 Incentive Stock Option Plan (the “Plan”).  The stockholders have authorized 6,000,000 shares for the Plan and options granted under the Plan may be either incentive stock options or non-statutory stock options subject to certain restrictions as specified in the Plan.  During the years ended December 31, 2004 and 2003, no options have been granted to employees under this Plan.  As of December 31, 2004, options to purchase 100,000 shares of common stock are outstanding under the Plan.

Effective September 1, 2003, the Company granted stock options to purchase 1,000,000 shares of common stock at $0.10 per share to an employee.  Options to purchase 200,000 shares are considered vested and exercisable upon the employee generating $600,000 of revenue for the Company during the first year of employment.  Options to purchase 300,000 shares are considered vested and exercisable upon the employee generating $1,200,000 of revenue for the Company during the second year of employment.  Options to purchase 500,000 shares are considered vested and exercisable upon the employee generating $1,500,000 of revenue for the Company during the third year of employment.  These options expire at the end of each respective year if the revenue amounts are not achieved.  As of December 31, 2004 options to purchase 200,000 shares of common stock became vested and exercisable, resulting in compensation expense of $4,000.  These options expire five years from the date they become vested.

Effective November 1, 2004, the Company granted options to purchase 4,000,000 shares of common stock to its CEO.  These options become vested and exercisable as follows:  (i) 2,000,000 shares at an exercise price of $0.31 per share upon 85% conversion of debt to equity related to the Debt Exchange Agreement

(See Note 11); (ii) 1,000,000 shares at an exercise price of $0.31 per share upon the Company’s first profitable quarter; and (iii) 1,000,000 shares at an exercise price of $0.005 per share upon the Company achieving positive stockholders’ equity.  As of December 31, 2004, options to purchase 3,000,000 shares of common stock at an exercise price of $0.31, which approximates fair market value at the grant date, became vested and exercisable.  These options expire on October 31, 2009.

Effective November 1, 2004, the Company granted options to purchase 1,000,000 shares of common stock to its President with an exercise price of $0.31 per share, which approximated fair market value at the grant date.  These options became vested and exercisable upon the Company’s first profitable quarter.  As of December 31, 2004, these options were fully vested and exercisable and expire on October 31, 2009.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for 2004 and 2003:  risk free interest rate of 4%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 71% and 100%, respectively; and a weighted average expected life of the options and warrants of 1 to 5 years.  For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance, as required by Statement 123.  The Company’s proforma information is as follows:

	2004	2003

Net income (loss) before accounting change and discontinued operations–as reported	$1,612,569	$(1,536,669)

Net income (loss) before accounting change and discontinued operations–proforma	$ 837,769	$(1,536,669)

Basic income (loss) per share-as reported	$ 0.03	$ (0.04)

Basic income (loss) per share-proforma	$ 0.02	$ (0.04)

Diluted income (loss) per share-as reported	$ 0.03	$ (0.04)

Diluted income (loss) per share-proforma	$ 0.02	$ (0.04)

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2004 and 2003 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding - December 31, 2002	3,523,000	$0.12

Granted	1,000,000	0.10
Exercised	-
Forfeited	(350,000)	$0.15

Outstanding – December 31, 2003	4,173,000	$0.12

Granted	5,000,000	$0.25
Exercised	-
Forfeited/cancelled	(3,073,000)	$0.005

Outstanding – December 31, 2004	6,100,000	$0.22

Exercisable – December 31, 2004	4,300,000	$0.30

Following is a summary of outstanding stock options at December 31, 2004:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
1,000,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31

6,100,000	4,300,000

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

In connection with the execution of this agreement, the Company issued warrants to the Investor to purchase 245,000 shares of the Company’s common stock at $0.625 per share and 245,000 shares of the Company’s common stock at $1.00 per share, which was the stock’s approximate market value at the time of each issuance.  These exercise prices, due to reset provisions, have reduced to $0.05 per share during 2002.  In addition, for each sale on this equity line the Investor receives additional warrants to purchase the Company’s common stock equal to 10% of equity sold, exercisable at a price equal to 110% of the market price.  These warrants are exercisable for a five-year period from the date of issuance and expire in April 2005.  During the year ended December 31, 2001, the Company issued 6,703 such warrants to the Investor with exercise prices ranging from $0.07 to $0.11 per share.  There were no draws or warrants issued under this investment financing agreement during the years ended December 31, 2004 and 2003.  As of December 31, 2004 the agreement is no longer in force and an attempt to exercise the warrants has been contested by the Company and no shares have been issued.

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2004 the Company received $1,238,421 of net proceeds from the issuance of 4,294,707 shares of its common stock related to this agreement.

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

In addition, the Company issued to the holders of the convertible debentures warrants to purchase 500,000 shares of the Company’s common stock with a strike price of $0.71 per share and a conversion period of three years.  Using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 100%, and (ii) interest rate of 4%, the value of the warrants were estimated to be $89,400, which was recorded as interest expense in the statement of operations for the year ended December 31, 2002.  Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature of $67,500, is approximately 15%.

A summary of the Company’s stock warrant activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2002	996,703	$0.38

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2003	996,703	$0.38

Granted	-
Exercised	-
Forfeited	-

Outstanding at December 31, 2004	996,703	$0.38

17.          Net Income (Loss) Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for convertible preferred stock, convertible secured debentures and convertible secured promissory notes, and the treasury stock method for options and warrants.

For the year ended December 31, 2004, potentially dilutive securities, which consist of warrants to purchase 500,000 shares of common stock at an exercise price of $0.71 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive. For the year ended December 31, 2003, all of the outstanding stock options and warrants were not included in the computation of diluted net income (loss) per share since such inclusion would be antidilutive.

The following table sets for the computation of basic and diluted net income (loss) per share for the years ended December 31, 2004 and 2003:

	2004	2003

Numerator:
Net income (loss) before accounting change and discontinued
operations	$1,612,569	$(1,536,669)

Denominator:
Denominator for basic calculation weighted average shares	51,675,342	42,415,964
Dilutive common stock equivalents:
Stock options	341,246	-
Stock warrants	433,988	-

Denominator for diluted calculation weighted average shares	52,450,576	42,415,964

Net income (loss) per share:
Basic net income (loss) per share	$ 0.03	$ (0.04)

Diluted net income (loss) per share	$ 0.03	$ (0.04)

18.          Commitments and Contingencies

Lease Obligations

Prior to December 2004 the Company accounted for the lease of its office and manufacturing facility in Phoenix, Arizona, which is owned by an entity controlled by an officer/stockholder of the Company, as a long-term operating lease.  Effective December 31, 2004, the Company determined this entity qualified as a variable interest entity and the Company changed its method of accounting for the lease agreement (See Note 3).

The Company rents office space in Arlington, Texas on a month-to-month basis at $1,500 per month from an officer and stockholder of the Company.  No payments were made during the years ended December 31, 2004 and 2003.  Included in accounts payable at December 31, 2004 is $72,750 owed to the officer and stockholder for this rent.

Employment Contract

Effective September 1, 2003, the Company entered into a contract with an employee whereby the employee is to receive a base salary and a four percent cash commission on all sales originated by the employee.  In addition, the employee is entitled to receive options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.10 per share, if certain sales targets are achieved for each of the next three years.  If the sales targets are not achieved, the stock options will not be exercisable.  As of December 31, 2004 the sales target in the first year has been achieved and, therefore, options to purchase 200,000 shares of common stock have become exercisable (See Note 16).

Litigation

On May 8, 2003, the Company filed a declaratory judgment lawsuit in the 348th state district court of Tarrant County, Texas against Legg Mason Wood Walker Incorporated and the Depository & Clearing Corporation.  In this suit, the Company refers to the district court’s prior ruling that the Company’s cancellation of shares of the common stock formerly in the name of William E. K. Hathaway II c/o Olympic Holdings, L.L.C. was proper, and in this suit the Company seeks a further judicial determination that Hathaway’s subsequent endorsement of his certificate to these companies was ineffective, as the certificate was no longer genuine and could not be registered, and, further due to other alleged irregularities, resulting in the Company having no liability to these companies.  The Company subsequently dismissed Depository & Clearing Corporation from the lawsuit without prejudice.  On July 2, 2003, Legg Mason counterclaimed against the Company for $277,855, representing the costs Legg Mason endured when required to purchase 700,000 shares of the Company’s stock on the open market to cover its short position resulting from the Company’s transfer agent’s confiscation of the certificate originally issued to Mr. Hathaway.  On March 16, 2005, the court granted Legg Mason’s motion for summary judgment, and entered judgment in favor of Legg Mason against the Company for $277,855.  Even though the Company plans to file a motion for new trial, and, if denied, will appeal the decision to the Fifth Circuit Court of Appeals, included in accrued liabilities at December 31, 2004 is $280,000 related to this lawsuit.

The Company is also involved in litigation related to its delinquent repayment of certain of its obligations under product financing arrangements, notes payable to stockholder and accounts payable to vendors.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows as the amounts owed to these individuals and entities have been accrued in the accompanying balance sheet.

The Company is currently a party to certain other litigation arising in the normal course of business.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

19.          Related Party Transactions

During November 2004, the Company issued 1,000,000 shares of common stock to its CEO and 1,000,000 shares of common stock to a member of its board of directors for services provided to the Company during 2004.  Based on the fair market value of the common stock at the date of issuance, the Company recorded $620,000 of compensation expense in its statement of operations for the year ended December 31, 2004.

Included in accounts payable in the December 31, 2004 balance sheet is $253,167 and $72,750 payable to a firm which is owned by an officer/stockholder of the Company for legal services and office rent, respectively (See Note 13).

Included in accrued interest payable in the December 31, 2004 balance sheet is $8,100 of interest due to stockholders of the Company.

20.          Subsequent Events

In February 2005, the Company entered into a new investment agreement with Dutchess Private Equity for up to a maximum $6,000,000 sale of its common stock and a $750,000 convertible debenture.  This Agreement provides that from time to time, following notice to the Investor, the Company may put to the

Investor up to $6,000,000 of its common stock for a purchase price equal to 94% of the lowest closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board during the five day period following that notice. The amount the Company is permitted to put under the agreement is the greater of: (A) 200% of the average daily volume of the common stock for the ten trading days prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date; or (B) $50,000; provided however, that the put amount can never exceed $1,000,000 with respect to any single put.

The Company also entered into a debenture subscription agreement with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, LP, under which those entities agreed to fund $750,000 in principal amount of the Company’s three year convertible debentures bearing interest at 8% per annum (payable monthly in cash or stock at the investors’ option) and convertible at the lesser of (i) 80% of the lowest closing bid price during the 15 days of full trading prior to the conversion date; or (ii) $0.33. The initial $500,000 in principal amount was funded in February of 2005. The remaining $250,000 in principal amount is to be funded only when the Company has filed a registration statement covering sale of the shares issuable upon conversion of the debentures.

Upon issuance of the initial $500,000 in principal amount of the debentures, the Company issued the investors fully-vested five year warrants to purchase 500,000 shares of the Company’s common stock at $0.33 per share. Upon funding of the remaining $250,000 in principal amount, the Company is obligated to issue the investors warrants to purchase an additional 250,000 shares at the lesser of $0.33 per share or the lowest closing bid price of the Company’s common stock during the five trading days prior to funding the additional $250,000.

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

Item 8B. Other Information.

On November 1, 2004, we issued 1,000,000 shares of common stock to Mr. Jones, our chief executive officer, and 1,000,000 shares of common stock to Andrew Wells, a member of our board of directors for services provided to us during 2004.  Based on the fair market value of the common stock at the date of issuance, the Company recorded $620,000 of compensation expense for this issuance. The issuance of these shares was exempt from registration under the Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became our director or executive officer.

Name	Age	Positions	Date became director or executive officer
L. Kelly Jones	51	chief executive officer and chairman of the board of directors	March 26, 1997
Bob Ferris	33	president and director	September 21, 2001
L. Andrew Wells	36	director	September 21, 2001
Kimberly Biggs	38	secretary and treasurer	March 26, 1997

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

We do not have a separate audit committee.

L. Kelly Jones has since 1980 been a member of the law firm Jones & Cannon, a firm which he founded and which provides legal services to us.  Mr. Jones is certified in the area of commercial real estate law by the Texas Board of Legal Specialization and is the author of an article, "Texas Mechanics' and Materialmen's Lien Laws: A Guide Through the Maze," which appeared in the Texas Bar Journal in March of 1985.  Mr. Jones' areas of practice include corporate, construction, real estate, municipal law, and commercial litigation.  Mr. Jones served from 1985 through 1989 on the Arlington City Council, and on the Stephen F. Austin State University Board of Regents from 1987 through 1993, where he was chairman from 1991 through 1993.  He holds a juris doctorate degree from the University of Texas and a bachelor of arts degree  in political science from Stephen F. Austin State University.

Bob Ferris became our president in September of 2001.  He previously had been the president of the former Ferris Productions, Inc. since he founded that company in 1993.  Mr. Ferris attended the United States Air Force Academy with a major in management.  He received a degree in systems engineering from the University of Arizona.

L. Andrew Wells since January 1, 2003, has served as president of CapNet Securities Corporation, a Houston-based NASD broker/dealer and investment bank.  In addition to his executive responsibilities, he is a member of the corporate transactions team which focuses on fee-for-service professional services relating to due diligence and capital formation.  In that role, he also acts as a facilitator assisting companies in dealing with commercial lenders, venture firms, private equity funds, mezzanine and subordinated debt funds, SBICs, angel investors, and non-financial institutions seeking strategic investment or merger partners.  Previously, Mr. Wells served as managing partner of CenterPoint Partners, LLC, a Houston-based corporate finance advisory firm formed in January of 2002. CenterPoint is an amalgamation of the former Strategic Securities, Inc. and some other Houston-based regional investment banking groups’ advisory divisions.  From 1997 until 2002, he was the principal of Strategic Securities, Inc., a Houston-based merchant banking firm which he founded in 1997.  From June 2000 until March of 2001, Mr. Wells also served on an interim bases as chief financial officer of U. S. Operators, Inc., a San Antonio-based call center which was reorganizing under Chapter 11 of the bankruptcy code.  Prior to 1997, Mr. Wells was employed by a regional NASD broker/dealer in Houston, Texas.  He holds a bachelor of science degree from Stephen F. Austin State University and NASD licenses 7 (general securities), 63, 65 (registered investment advisor), and 24 (securities principal).

Kimberly Biggs has for the last 15 years been legal administrator of the Arlington law firm of Jones & Cannon (which provides legal services for us) as legal administrator, a position which she holds to this date.

Major General Perry V. Dalby (retired), age 61, has served on our advisory board of directors since January of 2005.  In December of 2000, General Dalby assumed command of the 75th Division (training support), and mobilized the division in support of the global war on terrorism in January, 2003.  Previously, in 1983, General Dalby was assigned to the 75th Maneuver Area Command, and subsequently assumed command as chief of the Battle Simulation Center, Combat Arms Branch, and as the assistant deputy commander for the 75th Division (Exercise).  General Dalby retired from the U.S. Army in May of 2004.  General Dalby’s 37 years of military service were highlighted by the Distinguished Service Medal, Legion of Merit, Distinguished Flying Cross, Bronze Star (two clusters), and the Purple Heart,

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees.  We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2004 or prior fiscal years.

Mr. Jones failed timely to file a report on Form 5 for the issuance of 1,000,000 shares of common stock as compensation, and the grant of options to purchase 4,000,000 shares of common stock, both in November of 2004.

Mr. Wells failed timely to file a report on Form 5 for the issuance of 1,000,000 shares of common stock as compensation in November of 2004.  Mr. Ferris failed timely to file a report on Form 5 for the grant of options to purchase 1,000,000 shares of common stock in November of 2004.  All the above reports have now been filed.

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

Michael Kitchen, age 31, is currently our executive vice-president of training and simulation sales.  Mr. Kitchen is responsible for all aspects of our regional, national, and international sales campaigns within the training/simulation market.  He is a graduate of The University of Colorado, earning a B.A. degree in economics, with an emphasis in international marketing.  Before joining our company, Mr. Kitchen was vice-president of international sales for Interactive Training, Inc. (“IES”).

Tom Milks, age 43, serves as our vice-president of advertising and promotion sales.  Previously, Mr. Milks ran the North American operations office of Virtuality, a virtual reality company.  Before joining our company, he was the Western United States sales director for BitFlash, a graphic technology company, based in Ottawa, Ontario, Canada.

Jerry Long, age 57, serves as our director of training.  Mr. Long is a Viet Nam veteran, serving as a gunners mate on river patrol boats in the Mekong Delta.  After four years in the U.S. Navy, he left the service and became a police officer in Virginia, serving as investigator, forensic technician, K-9 officer, SWAT team member, firearms instructor, patrol sergeant, and police academy instructor.  In 1980, he returned to the military (U.S. Army), and retired in 1996 as a senior counterintelligence agent.  From 1998 until 2001, he was a co-owner of SRS, LLC, and Advance Technology Marketing, LLC, of Houston, Texas, both of which were involved with life, health, long-term care, and annuity insurance products. He holds a degree in criminal justice from Lord Fairfax Community College in Middle Town, Virginia, and has completed numerous military and law enforcement courses, including advanced counterintelligence, counterinsurgency, hostage situations and negotiations, advanced law enforcement rapid response team training, and foreign weapons training. He also holds NASD general securities (series 7) and Texas insurance licenses.

Steve Haag, age 44, serves as our vice-president of investor relations.  Mr. Haag received his bachelors degree in psychology, with a minor in organizational behavior, from Webster University in 1993, and his bachelors degree in education from the University of Missouri-St. Louis in 1999.  Before joining us, he was employed at Connect Computer Group, Inc., the firm which was largely responsible for the development of our kiosk and computer systems.

Matt Burlend, age 30, serves as vice-president of production and senior engineer.  Prior to his employment with the former Ferris Productions, Mr. Burlend was employed from 1996 until 1999 at Panduit Corporation, a designer of automated production equipment, as a machine design engineer.  Mr. Burlend holds a mechanical engineering degree from Olivet Nazarene University.

Jeff Anderson, age 45, serves on a contract basis as our tactical training coordinator.  Mr. Anderson is a highly-decorated former member of the U.S. Army Airborne, with over 25 combined years’ military and civilian law enforcement experience.  Most recently, he taught personnel security detachment (PSD) techniques to pre-deployment members of the U.S. Marine Corps.

Item 10. Executive Compensation

Summary Compensation Table

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the prior three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
L. Kelly Jones, chief executive officer and chairman of the board of directors	2004	$105,000	-	-	$310,000-	$0.00 (1)
	2003	$20,000	-	-	-	-
	2002	-	-	-	-	-

Bob Ferris, president and director	2004	$90,000	-	-	-	$0.00 (2)
	2003	$60,000		-	-	-
	2002	$60,000	-	-	-	-

L. Andrew Wells, director	2004	-	-		$310,000-
	2003	-	-	-	-
	2002	-	-	-	-

Kimberly Biggs, secretary and treasurer	2004	$30,000	-	-
	2002	$16,500	-	-	-
	2001	$7,500	-	-	-	$0.00 (3)

Michael Kitchen, executive vice-president of training and simulation sales	2004	$99,000	-	-		$4,000 (4)
	2003	$33,000	-	-	-

(1)  These options, incentive in nature, provide that Mr. Jones may purchase (i) 2,000,000 common shares at a strike price of $0.31, subject to the condition precedent that we successfully convert 85% of our leaseholder/shareholder promissory note indebtedness to equity upon terms acceptable to our board of directors, (ii) 1,000,000 common shares at a strike price of $0.31, subject to the condition precedent that the we experience our first profitable quarter, and (iii) 1,000,000 common shares at par value, subject to the condition precedent that the company experience a positive shareholders’ equity, such options to vest ratably in the four successive quarters after such event.  These incentive stock options were granted to Mr. Jones by our board of directors (Mr. Jones abstaining) on November 1, 2004.  The options contained in subparagraphs (i) and (ii) vested as of December 31, 2004.

(2)  These options, incentive in nature, provide that Mr. Ferris may purchase 1,000,000 common shares at a strike price of $0,31, subject to the condition precedent that we experience our first profitable quarter.  These incentive options were granted to Mr. Ferris by our board of directors (Mr. Ferris abstaining) on November 1, 2004.  The options vested as of December 31, 2004.

(3)  These options were issued under the 2000 Incentive Stock Option Plan, discussed below.

(4) These options, incentive in nature and executed in connection with his employment contract, provide that Mr. Kitchen may purchase 1,000,000 common shares over a three-year period at a strike price of $0.10, subject to certain sales goals being achieved over that time period.  As of December 31, 2004, options to purchase 200,000 shares of common stock became vested and exercisable,  These options expire five years from the date they become vested.

The following table sets forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named above in the summary compensation table:

Name	Options Granted	% Of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
L. Kelly Jones	3,000,000	60%	$0.31	10/30/09
L. Kelly Jones	1,000,000	20%	$0.005	10/30/09
Bob Ferris	1,000,000	20%	$0.31	10/30/09

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

In May of 2002, options for 150,000 shares under the plan, at an option price of $0.21, were granted to our corporate secretary and our then-current vice-president of operations. The former vice-president of operations s) has exercised his options.

In February of 2005, options for 1,700,000 shares under the plan, at an option price of $0.30, were granted to our vice-president of production and senior engineer; our vice-president of advertising/promotion; our vice-president of investor relations; our director of training; our corporate secretary; our senior engineer; our senior graphics designer; our videographer; and our graphic artist.

Compensation of Directors

No director receives or has received any compensation from us for serving on the board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 1, 2005, information about equity securities we believe to be owned of record or beneficially by

•             each of our directors;

•             each person who owns beneficially more than 5% of any class of our outstanding equity securities; and

•             all of our directors and executive officers as a group.

Shareholders' Name and Address	Number of Shares Owned	Percent
L. Kelly Jones 440 North Center Arlington, Texas 76011	7,088,752 (1)	11.10% (2)
Bob Ferris 1941 South Brighton Circle Mesa, Arizona 85208	6,060,240 (3)	9.80% (2)
L. Andrew Wells 1011 Compass Cove Circle Spring, Texas 77379	3,530,120	5.80% (2)
Kimberly Biggs 2414 Green Willow Court Arlington, Texas 76001	42,460	*

all officers and directors as a group (4 persons)	16,721,572 (1)(2)	25.78% (2)

* less than 1%.

(1) includes incentive conditional options to purchase 3,000,000 shares of our common stock for $930,000, which are exercisable within 60 days.

(2) based on 60,859,064 shares outstanding.

(3) includes incentive conditional options to purchase 1,000,000 shares of our common stock for $310,000, which are exercisable within 60 days.

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

Item 12.  Certain Relationships and Related Transactions

Mr. Jones, our chief executive officer, is also president of Jones & Cannon, a Texas professional corporation, which has provided legal services to us and which may continue to provide legal services to us in the future, and which rents our executive offices to us.  We currently owe Jones & Cannon more than $330,578 for legal services rendered.  Jones & Cannon had also been providing the limited amount of executive office space we require, and some clerical and other services required for our operations without charge until June 5, 2000, under an oral agreement with Mr. Jones.  We became obligated to pay Jones & Cannon $1500 per month for this office space effective June 15, 2000, and we currently owe Jones & Cannon $72,750 in past due rent.

Mr. Ferris, our president, is the owner of Ferris Holdings, L.L.C., which is the landlord on the lease for our engineering, technical, and production facilities in Phoenix, Arizona.  On December 31, 2004, we adopted FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities (Revised)”.  This accounting change added assets and liabilities to the balance sheet as of that date resulting from the consolidation of Ferris Holdings, L.L.C., into our financial statements.  Ferris Holdings, L.L.C. is an entity 100% owned by Mr. Ferris, and the entity’s only asset is the land and building in Phoenix, Arizona, which we currently lease,  Since we also guarantee the debt related to this property, we have an implicit variable interest in this entity.  This accounting change resulted in $827,263 of additional property and equipment, net of accumulated depreciation, a $67,885 reduction in note receivable from a related party, and $805,856 of additional notes payable, but did not require an adjustment to earnings and is not expected to affect future earnings or cash flows.  The accounting change did result in a loss of $(46,478), which is reported as a “Cumulative effect of accounting change” in the accompanying statement of operations.

In December, 1997, we agreed to redeem at par value an aggregate of 1,505,399 shares of the common stock held by the ten former shareholders of First Brewery of Dallas, Inc., a company we acquired in April, 1997.  The aggregate redemption price was $7,527.02.  That redemption was to have occurred no later than March 31, 1998.  However, we did not have sufficient funds to honor this commitment and are currently in default under the agreement as to a few of these shareholders.  Mr. Jones and Ms. Biggs were among those whose shares were to have been redeemed.  In February, 2000, we and Mr. Jones agreed that the shares that were to have been redeemed from Mr. Jones would not be redeemed.  In September of 2004, we and Ms. Biggs agreed that the shares that were to have been redeemed from Ms. Biggs would not be redeemed.  In February, 2002, we completed the redemption of 287,531 of these shares from one shareholder, and those shares when received were canceled.  In December, 2004, and January, 2005, we completed the redemption of 67,743 and 34,624 of these shares from two shareholders.  Demand has been made upon the remaining four shareholders for 371,834 shares, and we expect to complete the redemption of those remaining shares during the second quarter of 2005.

During the period from July, 1997 through May, 1998 Mr. Jones, our chairman of the board and chief executive officer, lent us an aggregate of $90,000 for use as operating capital.  Of this amount, $65,000 was subsequently eliminated when Mr. Jones accepted in full satisfaction of that debt certain equipment securing bank debt which Mr. Jones had guaranteed, leaving a balance of $25,000.00.  This indebtedness was evidenced by an unsecured demand promissory note at an annual interest rate of 12 % per annum.  During the period from November, 2000 through December, 2001, Mr. Jones lent us an aggregate of $81,000 for use as operating capital, for a total indebtedness of $106,000.  This $81,000 indebtedness was evidenced by unsecured promissory notes without interest.  All of this indebtedness was converted to 151,200 common shares, contractually “locked up” until as long as June of 2006, as part of our debt conversion plan approved on December 13, 2004.

.

Item 13. Exhibits and Reports on Form 8K

On November 12, 2004, we filed a report on Form 8-K reporting that we had mailed to holders of $885,531 in principal amount of our outstanding promissory notes, and $4,489,000 in principal amount of our financing equipment leases issued in 1997 through 2001, an offer to exchange those notes and leases for shares of our common stock.

On December 16, 2004, we filed a report on Form 8-K reporting that we had accepted promissory notes and financing equipment leases tendered under the terms of the above exchange offer, obligating us to issue 5,278,057 shares of our common stock, par value $.005 per share in exchange for cancellation of $799,031 in principal amount of our outstanding promissory notes, and $3,852,000 in principal amount of our financing equipment leases issued in 1997 through 2001.

Item 14. Principal Accountant Fees and Services.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $35,000 and $50,000 for each of the fiscal years ended December 31, 2003 and 2004, respectively.

Audit-Related Fees

N/A

Tax Fees

$3,000 per year.

All Other Fees

N/A

Pre-approval Policies and Procedures

All engagements of our auditors are approved by the board of directors before the accountant is engaged to render audit or non-audit services.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

(Registrant)

By:         /s/ L. Kelly Jones

               L. Kelly Jones, chief executive officer

Dated March 22, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Kelly Jones	chief executive officer, chief financial officer, and director	March 22, 2005
L. Kelly Jones
/s/ Bob Ferris	president and director	March 22, 2005
Bob Ferris

/s/ L. Andrew Wells	director	March 22, 2005
Andrew Wells