Form 10QSB
period 2005-03-31
VIRTRA SYSTEMS INC
filed 2005-05-16
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

YES |X| NO |_|

As of May 10, 2005, the Registrant had outstanding 60,948,350 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

VIRTRA SYSTEMS, INC.

BALANCE SHEET

March 31, 2005 and December 31, 2004

__________

	March 31,	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$	$ 160,566
Accounts receivable	44,660	9,430
Costs and estimated earnings in excess of billings on uncompleted contracts	171,440	51,830

Total current assets	216,100	221,826

Property and equipment, net	1,012,366	1,034,917
Capitalized development cost, net	179,871	196,223

Total assets	$1,408,337	$1,452,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$1,188,397	$1,349,700
Obligations under product financing arrangements	841,780	819,900
Notes payable-stockholders	294,500	294,500
Convertible debentures	500,000	-
Book overdraft	52,064	-
Accounts payable	906,788	1,008,589
Accrued liabilities	1,204,288	1,189,194
Payable to related party	30,281	30,281

Total current liabilities	5,018,098	4,692,164

Redeemable common stock, 371,834 shares at $.005 par value	1,859	2,032

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 60,859,504 and 60,438,152 shares issued and outstanding, respectively	304,297	302,191
Additional paid-in capital	8,638,405	8,210,395
Accumulated deficit	(12,554,322)	(11,753,816)

Total stockholders’ deficit	(3,611,620)	(3,241,230)

Total liabilities and stockholders’ deficit	$1,408,337	$1,452,966

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months ended March 31, 2005 and 2004

__________

	Three Months Ended
	March 31,
	2005	2004

Revenue:
Custom applications:
Training/simulation	$ 126,868	$ 149,302
Advertising/promotion	10,794	136,451
Other revenue	28,343	11,125

Total revenue	166,005	296,878

Cost of sales and services	133,044	160,600

Gross margin	32,961	136,278

General and administrative expenses	421,529	383,729

Net loss from operations	(388,568)	(247,451)

Other income (expenses):
Interest expense and finance cost	(411,938)	(276,514)
Other income	-	500

Total other income (expenses)	(411,938)	(276,014)

Net loss	$ (800,506)	$ (523,465)

Weighted average shares outstanding	60,764,278	49,426,387

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the three months ended March 31, 2054 and 2004

__________

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$ (800,506)	$ (523,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,678	23,432
Accrued cost of product financing arrangements		191,734
Stock warrants issued as financing costs	139,225	-
Effect of beneficial conversion feature	150,000	-
Stock issued as compensation for services	64,750	9,900
(Increase) decrease in operating assets	(154,830)	(27,258)
Increase (decrease) in accounts payable and accrued expenses	(65,002)	15,148

Net cash used in operating activities	(625,685)	(310,509)

Cash flows from investing activities:
Capital expenditures	(1,774)	(42,429)

Net cash used in investing activities	(1,774)	(42,429)

Cash flows from financing activities:
Proceeds from convertible debentures	500,000	-
Payments on notes payable	(161,303)	(34,160)
Proceeds from issuance of common stock	76,142	373,887
Increase (decrease) in book overdraft	52,064	-

Net cash provided by financing activities	466,903	339,727

Net increase (decrease) in cash and cash equivalents	(160,556)	(13,211)

Cash and cash equivalents at beginning of period	160,556	80,870

Cash and cash equivalents at end of period	$ -	$ 67,659

Non-cash investing and financing activities:
Interest paid	$ 9,793	$ 17,273

Income taxes paid	$ -	$ -

Common stock issued as settlement of accounts payable	$ -	$ 48,256

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the three months ended March 31, 2005

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2004	60,438,152	$ 302,191	$8,210,395	$(11,753,816)	$(3,241,230)

Common stock issued for services	175,000	875	63,875	-	64,750

Common stock issued for cash	246,352	1,231	74,910	-	76,141

Effect of beneficial conversion feature	-	-	150,000	-	150,000

Stock warrants issued as financing costs	-	-	139,225	-	139,225

Net loss	-	-	-	(800,506)	(800,506)

Balance at March 31, 2005	60,859,504	$ 304,297	$8,638,405	$(12,554,322)	$(3,611,620)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

5.

Common Stock

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the three months ended March 31, 2005 the Company sold

246,352 shares of its common stock for net proceeds of $76,142 under this agreement.

8.

Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock options issued during the three months ended March 31, 2005.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2005 and the year ended December 31, 2004 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding – December 31, 2003	4,173,000	$0.12

Granted	5,000,000	$0.25
Exercised	-	-
Forfeited/Cancelled	(3,073,000)	$0.005

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding – March 31, 2005	6,100,000	$0.22

Exercisable – March 31, 2005	4,300,000	$0.30

Following is a summary of outstanding stock options at March 31, 2005:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
1,000,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31

6,100,000	4,300,000

During February 2005 the Company issued $750,000 in convertible debentures, of which $500,000 had been funded as of March 31, 2005.  The debentures bear interest at 8% per year payable in cash or registered common stock at the option of the holder.  The debentures mature in February 2008 and are convertible, at the option of the holder, to shares of the company’s common stock at a conversion price per share equal to the lower of (i) 80% of the lowest closing bid price for the common stock for the fifteen days prior to the conversion date; or (ii) $0.33 per share.

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 shares of the Company’s common stock with a strike price of $0.33 per share for 500,000 shares and the lowest market price five days prior to funding for 250,000 shares and a conversion period of three years.  Using the Black-Scholes option pricing model with the following assumptions:  (i) volatility of 71%, and (ii) interest rate of 3.5%, the value of the warrants were estimated to be $139,225, which was recorded as interest expense and financing costs in the statement of operations for the three months ended March 31, 2005.  Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature of $150,000, is approximately 21%.

A summary of the Company’s stock warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding – December 31, 2003	996,703	$0.38

Granted	-
Exercised	-
Forfeited	-

Outstanding – December 31, 2004	996,703	$0.38

Granted	750,000	$0.28
Exercised	-
Forfeited	-

Outstanding – March 31, 2005	1,746,703	$0.34

9.

Going Concern Considerations

During the three months ended March 31, 2005 and 2004, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2005	2004

Net loss for the three months ended March 31	$ (800,506)	$ (523,465)

Negative cash flows from operations	$ (625,685)	$ (310,509)

Negative working capital	$ (4,801,998)	$ (9,302,532)

Accumulated deficit	$(12,554,322)	$(13,843,372)

Stockholders’ deficit	$ (3,611,620)	$ (8,993,739)

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

o

The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

o

The ability of the Company to control costs and expand revenues from existing or new businesses.

o

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

Business Overview

Our principal business began in 1993 with the organization of Ferris Productions, Inc.  Ferris designed, developed, distributed, and operated virtual reality products for the entertainment, simulation, promotion, and education markets.  “Virtual reality” is a generic term associated with computer systems that create a real-time visual/audio/haptic (touch and feel) experience.  Virtual reality immerses participants into a three-dimensional real-time synthetic environment generated or controlled by one (or several) computer(s).  In September of 2001, Ferris merged into GameCom, Inc., a publicly-held Texas company whose principal business at the time was the development and marketing of an Internet-enabled video game system.  Our historic areas of application have included the entertainment/amusement, advertising/promotion, and training/simulation markets.

The entertainment/amusement market was the original market for our products.

We entered the advertising/promotion market, our second, with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant.

In 2004, we unveiled our IVR™ line of projection-based training simulators for judgmental use-of-force, situational awareness, combat-readiness, and tactical judgment objectives.  These product lines provide the law enforcement, military, and security markets with 360-degree immersive training environments. As of May 10, 2005, we had sold 29 systems, to the United States Air Force, the United States Army, a classified Department of Defense customer, domestic law enforcement agencies, and state police and security organizations in Mexico and India.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Two major factors affected our results of operations for the three months ended March 31, 2005, compared to the corresponding period of 2004.  First, revenue declined.  Second, interest expense and finance costs increased.

Revenues from our virtual reality product lines are somewhat unpredictable.  Our products are custom made to a particular client’s needs and delivery schedules.  Thus, our products tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue recognition.  We had total revenue of $166,005 for the three months ended March 31, 2005, compared to $296,878 for the corresponding three months of 2004.  Our revenue is broken down in our statement of operations into our two markets, training/simulation and advertising/promotion.  Revenue for the period consisted of a) $126,868 for the training/simulation market, primarily related to three IVR HD-300 training simulators delivered to the United States Air Force, the Department of Defense, and to Washington County, Utah, and for an upgrade to an IVR HD-300 training system for the United States Air Force, and b) $10,794 for the advertising/promotional market, primarily related to the Schwans/Red Baron Pizza promotional system upgrade.  Cost of sales and services decreased less than proportionally to our decreased revenue, primarily due to higher than expected costs caused by the implementation of our most recent technology into initial IVR simulator deliveries.

General and administrative expense increased to $421,529 for the three months ended March 31, 2005, compared to $383,729 for the corresponding period of 2004, primarily due to increase in payroll as we increase our staff in order to handle future sales.  Interest expense and finance charges increased to $411,938 for the three months ended March 31, 2005, compared to $276,514 for the corresponding period of 2004, despite the results of last December’s debtholder conversion, primarily as a result of the value of costs associated with our new financial arrangement with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P., including $139,225 related to stock warrants issued as financing costs, and $150,000 related to beneficial conversion cost associated with the new $750,000 debenture negotiated and completed during this quarter.

Liquidity and Plan of Operations

As of March 31, 2005, our liquidity position was extremely precarious.  We had current liabilities of $5,018,098, including $841,780 in unconverted obligations under the lease financing for the old Ferris Productions virtual reality systems, $906,788 in accounts payable, and short-term notes payable of $1,482,897, some of which were either demand indebtedness or were payable at an earlier date and were in default.  Of this amount, $1,188,397 is with a bank with whom we expect to shortly negotiate a renewal and a new amortization period.  As of March 31, 2005, there was only $216,100 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, through our previous equity line financing with Dutchess Private Equities Fund, L.P., and through our current convertible debenture with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P.

For the three months ended March 31, 2005, our net loss was $(800,506).  After taking into account the non-cash items included in that loss, our cash requirements for operations were $625,685.  In addition, we made capital expenditures of $1,774 and repaid notes in the amount of $161,303.  To cover these cash requirements, we used existing cash, borrowed $500,000 on a convertible debenture, and issued 246,352 shares of our common stock under the old Dutchess equity line, for net cash proceeds of $76,142.

The opinion of our independent auditor for the year ended December 31, 2004 expressed substantial doubt as to our ability to continue as a going concern. We will need substantial additional capital or new lucrative custom application projects to become profitable. In February of 2005, we entered into a financial contract with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P.  Under this arrangement, the Dutchess funds were to purchase up to $6 million of our common stock over the next three years under an equity line.  The number of shares we might have sold to the Dutchess funds was to be based upon the trading volume of our stock.  Under the February, 2005 arrangement, the Dutchess funds also participated in a private placement of $750,000 in convertible debentures, which are presently being registered under our SB-2 filing, as amended on April 25, 2005.

We recently terminated the new equity line agreement with the Dutchess funds.  Based on non-binding purchase commitments, we project that purchase order financing and revenue from those anticipated sales will allow us to continue our operations for at least the next 12 months.

On November 9, 2004, we attempted to forward to all the 151 holders of our old Ferris equipment leasing arrangements, the 16 holders of old Ferris debentures, and the 11 holders of our old GameCom promissory notes, an exchange offer, under which these leaseholders and noteholders could convert their leases and notes to shares of our common stock.  The proposal was accepted by approximately 88 percent, in principal  amount, of these leaseholders and noteholders, eliminating approximately $6,924,308 of liability from our balance sheet as of December 31, 2004, saving us approximately $225,000 in accrued interest per quarter.  However, we were unable to contact approximately four percent of such leaseholders/noteholders, and approximately nine percent of those contacted have thus far not accepted our proposal.  Our operations may require the continued forbearance of those leaseholders and noteholders who have not yet accepted our conversion proposal.

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

VIRTRA SYSTEMS, INC.

Date: May 16, 2005	/s/ L. Kelly Jones
L. Kelly Jones
chief executive officer and chief financial 0fficer

13