Form 10KSB/A
period 2004-12-31
VIRTRA SYSTEMS INC
filed 2005-06-23
CIK 1085243

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

The registrant amends Item 7 of its Annual Report on Form 10-KSB to substitute the following Report of Independent Registered Public Accounting Firm for that appearing in the original filing.

VIRTRA SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders ofVirTra Systems, Inc.

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

/s/ Ham, Langston & Brezina, LLP

Houston, Texas

March 15, 2005

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

(Registrant)

By:         /s/ L. Kelly Jones

               L. Kelly Jones, chief executive officer

Dated: June 23, 2005

Pursuant to the requirements of the Securities Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Kelly Jones	chief executive officer, chief financial officer, and director	June 23, 2005
L. Kelly Jones
/s/ Bob Ferris	president and director	June 23, 2005
Bob Ferris

/s/ L. Andrew Wells	director	June 23, 2005
Andrew Wells

3