Form 10QSB
period 2005-06-30
VIRTRA SYSTEMS INC
filed 2005-08-15
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

YES |X| NO |_|

As of August 1, 2005, the Registrant had outstanding 61,816,398 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

VIRTRA SYSTEMS, INC.

BALANCE SHEET

June 30, 2005 and December 31, 2004

__________

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ 5,750	$ 160,566
Accounts receivable	94,100	9,430
Costs and estimated earnings in excess of billings on uncompleted contracts	167,764	51,830

Total current assets	267,614	221,826

Property and equipment, net	959,870	1,034,917
Other assets, net	191,650	196,223

Total assets	$1,419,134	$1,452,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$1,196,857	$1,349,700
Obligations under product financing arrangements	841,780	819,900
Notes payable-stockholders	294,500	294,500
Convertible debentures	750,000	-
Accounts payable	931,728	1,008,589
Accrued liabilities	1,238,768	1,189,194
Payable to related party	35,495	30,281

Total current liabilities	5,289,128	4,692,164

Redeemable common stock, 406,458 shares at $.005 par value	1,859	2,032

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 60,947,790 shares issued and outstanding	304,739	302,191
Additional paid-in capital	8,662,964	8,210,395
Accumulated deficit	(12,839,556)	(11,753,816)

Total stockholders’ deficit	(3,871,853)	(3,241,230)

Total liabilities and stockholders’ deficit	$1,419,134	$1,452,966

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months and six months ended June 30, 2005 and 2004

__________

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Custom applications:
Training/simulation	$ 105,541	$ 234,952	$ 232,409	$ 384,254
Advertising/promotion	118,628	128,041	129,422	264,492
Warranty and other revenue	30,910	11,125	59,253	22,250

Total revenue	255,079	374,118	421,084	670,996

Cost of sales and services	186,897	252,602	319,941	413,202

Gross margin	68,182	121,516	101,143	257,794

General and administrative expenses	317,544	413,104	739,073	796,817

Loss from operations	(249,362)	(291,588)	(637,930)	(539,023)

Other income (expenses):
Interest income	7	16	7	-
Interest expense and finance charges	(53,893)	(243,335)	(465,817)	(519,849)
Gain (loss) on sale of asset	18,000	-	18,000	500

Total other income (expenses)	(35,886)	(243,319)	(447,810)	(519,349)

Net loss	$ (285,248)	$ (534,907)	$(1,085,740)	$(1,058,372)

Weighted average shares outstanding	60,933,076	50,997,552	60,848,677	50,211,971

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the six months ended June 30, 2005 and 2004

__________

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,085,740)	$(1,058,372)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,356	49,088
Gain (loss) on sale of assets	(18,000)	(500)
Amortization of debt issuance costs and increase in obligation under
product financing arrangements	-	380,753
Effect of beneficial conversion feature	150,000	-
Stock issued for interest and financing fees	139,225	-
Stock issued as compensation for services	89,750	9,900
(Increase) decrease in operating assets	(200,604)	41,003
Increase (decrease) in accounts payable and accrued expenses	(328)	1,095

Net cash used in operating activities	(844,341)	(577,033)

Cash flows from investing activities:
Proceeds from sale of assets	18,000	500
Capital expenditures	(1,774)	(52,380)

Net cash provided by investing activities	16,226	(51,880)

Cash flows from financing activities:
Proceeds from notes payable	20,640	-
Payments on notes payable	(173,483)	(76,321)
Proceeds from convertible debentures	750,000	-
Proceeds from issuance of common stock	76,142	651,689

Net cash provided by financing activities	673,299	575,368

Net increase (decrease) in cash and cash equivalents	(154,816)	(53,545)

Cash and cash equivalents at beginning of period	160,566	80,870

Cash and cash equivalents at end of period	$ 5,750	$ 27,325

Supplemental disclosure of cash flow information:

Interest paid	$ 25,561	$ 29,529

Income taxes paid	$ -	$ -

Non-cash investing and financing activities:

Common stock issued upon conversion of debentures	$ -	$ -

Receivable from the sale of assets	$ -	$ -

Common stock issued as settlement of accounts payable	$ -	$ 48,256

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the six months ended June 30, 2005

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2004	60,438,152	$ 302,191	$8,210,395	$(11,753,816)	$(3,241,230)

Common stock issued for cash	246,352	1,232	74,910	-	76,142

Common stock issued for services	263,286	1,316	88,434	-	89,750

Effect of beneficial conversion feature	-	-	150,000	-	150,000

Stock warrants issued as financing costs	-	-	139,225	-	139,225

Net loss	-	-	-	(1,085,740)	(1,085,740)

Balance at June 30, 2005	60,947,790	$ 304,739	$8,662,964	$(12,839,556)	$(3,871,853)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.        Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Form 10-KSB and Form DEF 14A filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

5.        Common Stock

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the six months ended June 30, 2005 the Company sold 246,352 shares of its common stock for net proceeds of $76,142 under this agreement.  During March 2005 this agreement expired.

6.       Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock  options or warrants issued during the six months ended June 30, 2005.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2005 and the year ended December 31, 2004 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding - December 31, 2003	4,173,000	$0.12

Granted	5,000,000	$0.25
Exercised	-
Forfeited	(3,073,000)	$0.005

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding – June 30, 2005	6,100,000	$0.22

Exercisable – June 30, 2005	4,300,000	$0.30

Following is a summary of outstanding stock options at June 30, 2005:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
1,000,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31

6,100,000	4,300,000

During February 2005 the Company issued $750,000 in convertible debentures, of which all was funded as of June 30, 2005.  The debentures bear interest at 8% per year payable in cash or registered common stock at the Company’s option.  The debentures mature in February 2008 and are convertible, at the option of the holder, to shares of the company’s common stock at a conversion price per share equal to the lower of (i) 80% of the lowest closing bid price for the common stock for the fifteen days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 shares of the Company’s common stock with a strike price of $0.33 per share for 500,000 shares and the lowest market price five days prior to funding for 250,000 shares and a conversion period of three years.  Using the Black-Scholes option pricing model with the following assumptions:  (i) volatility of 71%, and (ii) interest rate of 3.5%, the value of the warrants were estimated to be $139,225, which was recorded as interest expense and financing costs in the statement of operations for the six months ended June 30, 2005.  Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature of $150,000, is approximately 21%.

A summary of the Company’s stock warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding – December 31, 2003	996,703	$0.38

Granted	-
Exercised	-
Forfeited	-

Outstanding – December 31, 2004	996,703	$0.38

Granted	750,000	$0.28
Exercised	-
Forfeited	-

Outstanding – June 30, 2005	1,746,703	$0.34

7.       Going Concern Considerations

During the six months ended June 30, 2005 and 2004, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2005	2004

Net loss for the six months ended June 30	$ (1,085,740)	$ (1,058,372)

Negative cash flows from operations	$ (844,341)	$ (577,033)

Negative working capital	$ (5,021,514)	$ (9,543,932)

Accumulated deficit	$(12,839,556)	$(14,378,279)

Stockholders’ deficit	$ (3,871,853)	$ (9,250,844)

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

Business Overview

Our principal business began in 1993 with the organization of Ferris Productions, Inc.  Ferris Productions designed, developed, distributed, and operated virtual reality products for the entertainment, simulation, promotion, and education markets.  “Virtual reality” is a generic term associated with computer systems that create a real-time visual/audio/haptic (touch and feel) experience.  Virtual reality immerses participants into a three-dimensional real-time synthetic environment generated or controlled by one (or several) computer(s).  In September of 2001, Ferris Productions merged into GameCom, Inc., a publicly-held Texas company whose principal business at the time was the development and marketing of an Internet-enabled video game system.  Our historic areas of application have included the entertainment/amusement, advertising/promotion, and training/simulation markets.

The entertainment/amusement market was the original market for our products.

We entered the advertising/promotion market, our second, with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant.  In May of 2004, we announced our Immersa-Dome™ projection-based personal theater for this market.  As of August 1, 2005, we had sold and installed 13 Immersa-Dome systems, for the United States Army, Buick, Red Baron Pizza, and Pfizer.

In March of 2004, we unveiled our IVR™ line of projection-based training simulators for judgmental use-of-force, situational awareness, combat-readiness, and tactical judgment objectives.  These product lines provide the law enforcement, military, and security markets with 360-degree immersive training environments.  As of August 1, 2005, we had received orders for 31 systems, from the United States Air Force, the United States Army, a classified Department of Defense agency, domestic law enforcement agencies, and state police and security organizations in Mexico and India.  As of August 1, 2005, we had delivered or installed seven IVR simulators, and another has been shipped overseas and is awaiting installation.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Three major factors affected our results of operations for the three months ended June 30, 2005, compared to the corresponding period of 2004.  First, revenue declined.  Second, general and administrative expenses declined. Finally, interest expense and finance costs decreased.

Revenues from our virtual reality product lines are somewhat unpredictable.  Our products are custom made to a particular client’s needs and delivery schedules.  Thus, our products tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue recognition.  We had total revenue of $255,079 for the three months ended June 30, 2005, compared to $374,118 for the corresponding three months of 2004.  Our revenue is broken down in our statement of operations into our two markets, training/simulation and advertising/promotion.  Revenue for the period consisted of a) $105,541 for the training/simulation market, primarily related to IVR HD-180 training simulators delivered to the Washington County, Utah Sheriff’s Department and to the Little River Band of Ottawa Indians’ Public Safety Department, b) $118,628 for the advertising/promotional market, primarily related to the Impact Unlimited/Pfizer Immersa-Dome project and to an upgrade for Buick’s Immersa-Dome promotional system, and c) $30,910 for warranty and other revenue.  Cost of sales and services decreased less than proportionally to our decreased revenue, primarily due to higher than expected costs caused by the implementation of our most recent technology into initial IVR simulator deliveries.

General and administrative expense decreased to $317,544 for the three months ended June 30, 2005, compared to $413,104 for the corresponding period of 2004, primarily due to a decrease in advertising and trade show expense, and a reduction in research and development expense.  Interest expense and finance charges decreased to $53,893 for the three months ended June 30, 2005, compared to $243,335 for the corresponding period of 2004, primarily due to the reduction in debt related to the December 2004 debtholder conversion.

Six months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The major factor affecting our results of operations for the six months ended June 30, 2005, compared to the corresponding period of 2004, is that revenue decreased.

We had revenue of $421,084 for the sixth months ended June 30, 2005, compared to $670,996 for the corresponding six months of 2004.  Revenue consisted of a) $232,409 for the training/simulation market, primarily related to three  IVR HD training simulators sold to the United States Air Force, the Department of Defense, and to Washington County, Utah, and for an upgrade to an IVR HD-300 training system for the United States Air Force, b) $129,422 for the advertising/promotional market, primarily related to the Impact Unlimited/Pfizer Immersa-Dome project and to an upgrade for Buick’s Immersa-Dome promotional system., and c) $59,253 for warranty and other revenue.  Cost of sales and services decreased less than proportionally to our decreased revenue primarily due to higher than expected costs caused by the implementation of our most recent technology into initial IVR simulator deliveries.

General and administrative expense decreased to $739,073 for the six months ended June 30, 2005, compared to $796,817 for the six months ended June 30, 2004, primarily due to a decrease in advertising and trade show expense, and a decrease in research and development expense.  Interest expense and finance charges decreased to $465,817 for the six months ended June 30, 2005, compared to $519,849 for the corresponding period of 2004, due primarily to the debtholders’ conversion in December 2004 offset by the additional finance charges and effect of the beneficial conversion feature related to the new convertible debentures in 2005.

Liquidity and Plan of Operations

As of June 30, 2005, our liquidity position was extremely precarious.  We had current liabilities of $5,289,128, including $841,780 in unconverted obligations under the lease financing for the old Ferris Productions virtual reality systems, $931,728 in accounts payable, and short-term notes payable of $1,491,357, some of which were either demand indebtedness or were payable at an earlier date and were in default.  Of this amount, $1,196,857 is with a bank with whom we recently negotiated a renewal and a new amortization period.  As of June 30, 2005, there was only $267,614 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, through our previous equity line financing with Dutchess Private Equities Fund, L.P., and through our current convertible debentures with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P.

For the six months ended June 30, 2005, our net loss was $1,085,740.  After taking into account the non-cash items included in that loss, our cash requirements for operations were $844,341.  In addition, we made capital expenditures of $1,774 and repaid notes in the amount of $173,483.  To cover these cash requirements, we used existing cash, borrowed $750,000 on a convertible debenture, and issued 246,352 shares of our common stock under the old Dutchess equity line, for net cash proceeds of $76,142.

The opinion of our independent auditor for the year ended December 31, 2004 expressed substantial doubt as to our ability to continue as a going concern.  We will need substantial additional capital or new lucrative custom application projects to become profitable.  In February of 2005, we entered into a financial contract with Dutchess

Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P.  Under this arrangement, the Dutchess funds were to purchase up to $6 million of our common stock over the next three years under an equity line.  The number of shares we might have sold to the Dutchess funds was to be based upon the trading volume of our stock.  Under the February, 2005 arrangement, the Dutchess funds also participated in a private placement of $750,000 in convertible debentures, which are presently being registered under our SB-2 filing, as amended on June 27, 2005.  We recently terminated the new equity line agreement with the Dutchess funds.  On August 1, 2005, we entered into a private placement of $500,000 in convertible debentures with Dutchess Private Equities Fund II, L.P., which will be registered in a forthcoming SB-2 filing.  Based on non-binding purchase commitments, we project that purchase order financing and revenue from those anticipated sales will allow us to continue our operations for at least the next 12 months.

On November 9, 2004, we attempted to forward to all the 151 holders of our old Ferris equipment leasing arrangements, the 16 holders of old Ferris debentures, and the 11 holders of our old GameCom promissory notes, an exchange offer, under which these leaseholders and noteholders could convert their leases and notes to shares of our common stock.  The proposal was accepted by approximately 88 percent, in principal  amount, of these leaseholders and noteholders, eliminating approximately $6,924,308 of liability from our balance sheet as of December 31, 2004, saving us approximately $225,000 in accrued interest per quarter.  However, we were unable to contact approximately four percent of such leaseholders/noteholders, and approximately nine percent of those contacted initially did not accept our proposal.  However, we have recently agreed to settlement terms that will eliminate a) approximately $381,000 of the leaseholder debt upon terms substantially similar to the exchange offer, and b) $274,500 in shareholder notes payable.  We expect these settlements to be completed in the near future.  Our operations may require the continued forbearance of those leaseholders and noteholders who have not yet accepted our conversion proposal.

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

VIRTRA SYSTEMS, INC.

Date: August 15, 2005	/s/ L. Kelly Jones
L. Kelly Jones
chief executive officer and chief financial 0fficer