Form 10QSB
period 2005-09-30
VIRTRA SYSTEMS INC
filed 2005-11-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

YES |X| NO |_|

As of November 4, 2005, the Registrant had outstanding 64,201,398 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

VIRTRA SYSTEMS, INC.

BALANCE SHEET

September 30, 2005 and December 31, 2004

__________

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$ 18,512	$ 160,566
Accounts receivable	106,280	9,430
Costs and estimated earnings in excess of billings on uncompleted contracts	228,186	51,830

Total current assets	352,978	221,826

Property and equipment, net	939,825	1,034,917
Other assets, net	175,011	196,223

Total assets	$1,467,814	$1,452,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$1,125,149	$1,349,700
Obligations under product financing arrangements	482,860	819,900
Notes payable-stockholders	-	294,500
Convertible debentures	1,002,231	-
Accounts payable	991,531	1,008,589
Accrued liabilities	1,243,698	1,189,194
Payable to related party	35,495	30,281

Total current liabilities	4,880,964	4,692,164

Redeemable common stock, 406,458 shares at $.005 par value	1,859	2,032

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 63,514,838 and 60,947,790 shares issued and outstanding, respectively	317,574	302,191
Additional paid-in capital	9,136,520	8,210,395
Accumulated deficit	(12,869,103)	(11,753,816)

Total stockholders’ deficit	(3,415,009)	(3,241,230)

Total liabilities and stockholders’ deficit	$1,467,814	$1,452,966

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months and nine months ended September 30, 2005 and 2004

__________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue:
Custom applications:
Training/simulation	$ 225,474	$ 326,819	$ 457,883	$ 711,073
Advertising/promotion	38,547	12,501	167,969	276,993
Other revenue	15,598	11,125	74,851	33,375

Total revenue	279,619	350,445	700,703	1,021,441

Cost of sales and services	126,218	156,229	446,159	454,108

Gross margin (loss)	153,401	194,216	254,544	567,333

General and administrative expenses	593,539	467,463	1,332,612	1,379,603

Loss from operations	(440,138)	(273,247)	(1,078,068)	(812,270)

Other income (expenses):
Interest income	50	16	57	16
Interest expense and finance charges	(105,679)	(244,859)	(571,496)	(764,708)
Gain (loss) on sale of asset	-	-	18,000	500
Forgiveness of debt income	516,220	301,083	516,220	301,083

Total other income (expenses)	410,591	56,240	(37,219)	(463,109)

Net loss	$ (29,547)	$ (217,007)	$(1,115,287)	$(1,275,379)

Weighted average shares outstanding	62,283,330	51,989,468	61,326,894	50,759,939

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.03)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2005 and 2004

__________

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,115,287)	$(1,275,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,110	74,747
Gain (loss) on sale of assets	(18,000)	(500)
Forgiveness of debt income	(516,220)	(281,093)
Bad debt expense	-	72,321
Amortization of debt issuance costs and increase in obligation under
product financing arrangements	-	566,993
Effect of beneficial conversion feature	150,000	-
Stock issued for interest and financing fees	139,225	-
Stock and stock warrants issued as compensation for services	155,001	9,900
Change in operating assets and liabilities	(202,905)	(131,634)

Net cash used in operating activities	(1,286,076)	(964,645)

Cash flows from investing activities:
Purchase of property and equipment	(5,845)	(78,649)
Proceeds from sale of assets	18,000	500
Increase in product development costs	-	(104,130)

Net cash provided by (used in) investing activities	12,155	(182,279)

Cash flows from financing activities:
Proceeds from notes payable	20,640	240,000
Payments on notes payable	(214,915)	(140,901)
Proceeds from convertible debentures	1,250,000	-
Increase (decrease) in book overdraft	-	34,346
Proceeds from issuance of common stock	76,142	932,609

Net cash provided by financing activities	1,131,867	1,066,054

Net increase (decrease) in cash and cash equivalents	(142,054)	(80,870)

Cash and cash equivalents at beginning of period	160,566	80,870

Cash and cash equivalents at end of period	$ 18,512	$ -

Supplemental disclosure of cash flow information:

Interest paid	$ 44,620	$ 34,702

Income taxes paid	$ -	$ -

Non-cash investing and financing activities:

Common stock issued upon conversion of debentures	$ 262,060	$ -

Common stock issued as settlement of accounts payable and obligations under product financing arrangements	$ 159,080	$ 48,256

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the nine months ended September 30, 2005

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2004	60,438,152	$ 302,191	$8,210,395	$(11,753,816)	$(3,241,230)

Common stock issued for cash	246,352	1,231	74,911	-	76,142

Common stock issued for services	382,334	1,912	112,838	-	114,750

Common stock issued upon conversion
of debentures	2,060,000	10,300	251,760	-	262,060

Common stock issued upon conversion
of obligations under product financing
arrangements	388,000	1,940	157,140	-	159,080

Effect of beneficial conversion feature	-	-	150,000	-	150,000

Stock warrants issued as financing costs	-	-	139,225	-	139,225

Stock warrants issued for services	-	-	40,251	-	40,251

Net loss	-	-	-	(1,115,287)	(1,115,287)

Balance at September 30, 2005	63,514,838	$ 317,574	$9,136,520	$(12,869,103)	$(3,415,009)

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

5.

Debt Exchange Agreement

During 2004, the Company presented an exchange offer to the holders of certain of its notes payable and obligations under product financing arrangements whereby the debt holders were allowed to convert the principal and accrued interest related to its debt to common stock of the Company under one of three options.  Under Option A, the debt holder could receive common stock equal to 0.6 shares per dollar of principal amount he or she was owed, and was not required to lock up any of the shares he or she receives in the exchange.  Under Option B, each debt holder could receive common stock equal to 0.9 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of six months, after which the shares could be sold in six equal monthly installments.  Under Option C, each debt holder could receive common stock equal to 1.2 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of one year, after which the shares could be sold in six equal monthly installments.  During the nine months ended September 30, 2005, the Company issued 388,000 shares of its common stock in exchange for $380,800 of principal and interest outstanding on its obligations under product financing arrangements.  As a result of this debt exchange, the Company recorded $221,720 of forgiveness of debt income in the statement of operations for the nine months ended September 30, 2005.

6.

Forgiveness of Debt

In addition to the forgiveness of debt income resulting from the Debt Exchange Agreement (See Note 5), the Company also wrote off certain notes payable to stockholders that were settled through a lawsuit settlement.  Included in forgiveness of debt income in the statement of operations for the nine months ended September 30, 2005 is $294,500 related to this settlement.

7.

Common Stock

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the nine months ended September 30, 2005 the Company sold 246,352 shares of its common stock for net proceeds of $76,142 under this agreement.  During March 2005 this agreement expired.

8.

Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock options issued during the nine months ended September 30, 2005.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2005 and the year ended December 31, 2004 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding - December 31, 2003	4,173,000	$0.12

Granted	5,000,000	$0.25
Exercised	-
Forfeited	(3,073,000)	$0.005

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding – September 30, 2005	6,100,000	$0.22

Exercisable – September 30, 2005	4,300,000	$0.30

Following is a summary of outstanding stock options at September 30, 2005:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
1,000,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31

6,100,000	$4,300,000

During February 2005 and August 2005 the Company issued $750,000 and $500,000, respectively, in convertible debentures, of which all was funded as of September 30, 2005.  The debentures bear interest at 8% per year payable in cash or registered common stock at the Company’s option.  The debentures mature in February and August 2008 and are convertible, at the option of the holder, to shares of the company’s common stock at a conversion price per share equal to the lower of (i) 80% of the lowest closing bid price for the common stock for the fifteen days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 shares of the Company’s common stock with a strike price of $0.33 per share for 500,000 shares and the lowest market price five days prior to funding for 250,000 shares and a conversion period of three years.  Using the Black-Scholes option pricing model with the following assumptions:  (i) volatility of 71%, and (ii) interest rate of 3.5%, the value of the warrants were estimated to be $139,225, which was recorded as interest expense and financing costs in the statement of operations for the nine months ended September 30, 2005.  Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature of $150,000, is approximately 21%.

During the nine months ended September 30, 2005, the Company issued stock warrants to purchase 500,000 shares of the Company’s common stock at prices ranging from $0.25 to $0.40 per share.  These warrants vest upon grant and are exercisable over a three-year period.  Using the Black-Scholes Option Pricing Model with the following assumptions:  (i) volatility of 71%, and (ii) interest rate of 3.5%, the value of the warrants were estimated to be $40,251 which was recorded as selling, general and administrative expense in the statement of operations for the nine months ended September 30, 2005.

A summary of the Company’s stock warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding – December 31, 2003	996,703	$0.38

Granted	-
Exercised	-
Forfeited	-

Outstanding – December 31, 2004	996,703	$0.38

Granted	500,000	$0.33
Exercised	-
Forfeited	-

Outstanding – September 30, 2005	1,496,703	$0.36

9.

Going Concern Considerations

During the nine months ended September 30, 2005 and 2004, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2005	2004

Net loss for the nine months ended September 30	$(1,115,287)	$(1,275,379)

Negative cash flows from operations	$(1,286,076)	$ (964,645)

Negative working capital	$(4,527,986)	$(9,584,759)

Accumulated deficit	$(12,869,103)	$(14,595,286)

Stockholders’ deficit	$(3,415,009)	$(9,186,931)

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

We entered the advertising/promotion market, our second, with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant.  In May of 2004, we announced our Immersa-Dome™ projection-based personal theater for this market.  As of November 1, 2005, we had sold and installed 13 Immersa-Dome systems, for the United States Army, Buick, Red Baron Pizza, and Pfizer.

In March of 2004, we unveiled our IVR™ line of projection-based training simulators for judgmental use-of-force, situational awareness, combat-readiness, and tactical judgment objectives.  These product lines provide the law enforcement, military, and security markets with 360-degree immersive training environments.  As of November1, 2005, we had received orders for 35 systems, from the United States Air Force, the United States Army, a classified Department of Defense agency, domestic law enforcement agencies, and state and federal police and security organizations in Mexico and India.  As of November 1, 2005, we had delivered or installed 11 IVR simulators, and another has been shipped overseas and is awaiting installation.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Three major factors affected our results of operations for the three months ended September 30, 2005, compared to the corresponding period of 2004.  First, revenue declined.  Second, general and administrative expenses increased.  Finally, interest expense and finance costs decreased.

Revenues from our virtual reality product lines are somewhat unpredictable.  Our products are custom made to a particular client’s needs and delivery schedules.  Thus, our products tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue recognition.  We had total revenue of $279,619 for the three months ended September 30, 2005, compared to $350,445 for the corresponding three months of 2004.  Our revenue is broken down in our statement of operations into our two markets, training/simulation and advertising/promotion.  Revenue for the period consisted of a) $225,474 for the training/simulation market primarily related to IVR HD training simulators delivered to the City of Charleston, South Carolina and to a Mexican federal agency,  and to IVR 4G simulators currently under project for the United States Army, the United States Air Force, and the City of Duluth, Georgia. b) $38,547 for the

advertising/promotional market, primarily related to the Impact Unlimited/Pfizer Immersa-Dome project and to an upgrade for Buick’s Immersa-Dome promotional system, and c) $15,598 for warranty and other revenue.  Cost of sales and services decreased relatively proportionally to our decreased revenue.

General and administrative expense increased to $593,539 for the three months ended September 30, 2005, compared to $467,463 for the corresponding period of 2004, primarily due to an increase in advertising and trade show expense, and an increase in consulting fees.  Interest expense and finance charges decreased to $105,679 for the three months ended September 30, 2005, compared to $244,859 for the corresponding period of 2004, primarily due to the reduction in debt related to the December 2004 debtholder conversion, offset by the additional finance charges and effect of the beneficial conversion feature related to the new convertible debentures in 2005.

Nine months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Two major factors affected our results of operations for the nine months ended September 30, 2005, compared to the corresponding period of 2004.  First, revenue decreased.  Second, interest expense and finance charges decreased.

We had revenue of $700,703 for the nine months ended September 30, 2005, compared to $1,021,441 for the corresponding nine months of 2004.  Revenue consisted of a) $457,883 for the training/simulation market, primarily related to i) IVR HD training simulators sold to the United States Air Force, the Department of Defense, Washington County, Utah, the Little River Band of Ottawa Indians, Charleston, South Carolina, and Duluth, Georgia, and ii) IVR 4G training simulators sold to the United States Army and the United States Air Force, b) $167,969 for the advertising/promotional market, primarily related to the Impact Unlimited/Pfizer Immersa-Dome project and to an upgrade for Buick’s Immersa-Dome promotional system., and c) $74,851 for warranty and other revenue.  Cost of sales and services decreased less than proportionally to our decreased revenue primarily due to higher than expected costs caused by the implementation of our most recent technology into initial IVR simulator deliveries.

General and administrative expense decreased to $1,332,612 for the nine months ended September 30, 2005, compared to $1,379,603 for the nine months ended September 30, 2004, primarily due to a decrease in research and development expense.  Interest expense and finance charges decreased to $571,496 for the nine months ended September 30, 2005, compared to $764,708 for the corresponding period of 2004, due primarily to the debtholders’ conversion in December 2004, offset by the additional finance charges and effect of the beneficial conversion feature related to the new convertible debentures in 2005.

Liquidity and Plan of Operations

As of September 30, 2005, our liquidity position was extremely precarious.  We had current liabilities of $4,880,964, including $482,860 in unconverted obligations under the lease financing for the old Ferris Productions virtual reality systems, $991,531 in accounts payable, and short-term notes payable of $1,125,149, some of which were either demand indebtedness or were payable at an earlier date and were in default.  The $1,125,149 is with a bank with which we recently negotiated a renewal and a new amortization period.  As of September 30, 2005, there was only $352,978 in current assets available to meet those liabilities.

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

For the nine months ended September 30, 2005, our net loss was $1,115,287.  After taking into account the non-cash items included in that loss, our cash requirements for operations were $1,286,076.  In addition, we made capital expenditures of $5,845 and repaid notes in the amount of $214,915.  To cover these cash requirements, we used existing cash, borrowed $1,250,000 on convertible debentures, and issued 246,352 shares of our common stock under the old Dutchess equity line, for net cash proceeds of $76,142.

The opinion of our independent auditor for the year ended December 31, 2004 expressed substantial doubt as to our ability to continue as a going concern.  We will need substantial additional capital or new lucrative custom application projects to become profitable.

In February of 2005, we entered into a financial contract with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P., under which the Dutchess funds participated in a private placement of $750,000 in convertible debentures, which were registered under our SB-2 filing, as amended on June 27, 2005.  On August 1, 2005, we entered into a private placement of $500,000 in convertible debentures with Dutchess Private Equities Fund II, L.P., which were registered under our SB-2 filing dated September 20, 2005.  Based on current orders and other non-binding sales commitments, we project that purchase order financing and revenue from those anticipated sales will allow us to continue our operations for at least the next 12 months.

On November 9, 2004, we attempted to forward to all the 151 holders of our old Ferris equipment leasing arrangements, the 16 holders of old Ferris debentures, and the 11 holders of our old GameCom promissory notes, an exchange offer, under which these leaseholders and noteholders could convert their leases and notes to shares of our common stock.  The proposal was accepted by approximately 88 percent, in principal  amount, of these leaseholders and noteholders, eliminating approximately $6,924,308 of liability from our balance sheet as of December 31, 2004, saving us approximately $225,000 in accrued interest per quarter.  However, we were unable to contact approximately four percent of such leaseholders/noteholders, and approximately nine percent of those contacted initially did not accept our proposal.  However, in the third quarter of 2005 we concluded additional settlements which eliminated approximately $381,000 of the leaseholder debt upon terms substantially similar to the exchange offer, and $294,500 in shareholder notes payable.  Our operations may require the continued forbearance of those leaseholders and noteholders who have not yet accepted our conversion proposal.

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

VIRTRA SYSTEMS, INC.

Date: November 14, 2005	/s/ L. Kelly Jones
L. Kelly Jones
chief executive officer and chief financial 0fficer