Form 10KSB
period 2005-12-31
VIRTRA SYSTEMS INC
filed 2006-04-18
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.005 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |__|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |__| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|__| Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of Registrant at March 15, 2006 was approximately $4,807,971. The number of shares of Registrant's common stock outstanding on March 15, 2006 was 67,331,801. Revenue for the most recent fiscal year was $977,358.

Transitional Small Business Disclosure Format (Check one):  |__| Yes; |X| No

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

In 2003, we made the strategic decision to take our 360-degree core technology from headset-based systems to larger, more complex projection-based systems.

We currently manufacture, market, and sell our immersive virtual reality products in two distinct markets: training/simulation and advertising/promotion.  Within the training and simulation market, we offer two different versions of our patent-pending IVR™ 360-degree high-definition firearms training simulators: the IVR HD™, launched in March of 2004, for use in marksmanship, conflict resolution, and situational awareness training of law enforcement and security officers, and the IVR 4G™, launched in December of 2004, for use in military firearms/marksmanship training, situational awareness, and “fourth-generation” squad-based training.

Within the advertising/promotion market, we market the patented Immersa-Dome® personal immersive virtual reality theater, featuring the sensations of sight, sound, touch, and smell, and our 3-D multisensory theater, a product offering customized three-dimensional projected content in high-definition, with multisensory effects, for multiple viewers.

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

Advertising/Promotion

We entered the advertising/promotion market, our second, with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw accompanying the participant. This project led us to additional projects within this market, such as:

•

a virtual reality bi-plane experience for Red Baron® Pizza,

•

a virtual reality ski jump promotional program for Chevrolet in conjunction with its “Olympic Torch City Celebration Tour™,”

•

an interactive promotional project for Shell Oil Product’s Pennzoil® division’s “Vroom Tour™”, which featured Jay Leno “inside” an automobile engine demonstrating how oil functions inside an automobile engine, and ended with the visitor driving Pennzoil’s Formula One car around the Las Vegas Motor Speedway at speeds in excess of 220 miles per hour,

•

a 50-seat, 3-D immersive theater for Red Baron® Pizza’s “3-D Flying Adventure™,” which featured special glasses, Dolby® 5.1 sound, and special effects that literally “jump” off the screen,

•

a virtual reality recruitment tool for the United States Army, in which participants “ride” in an Army Black Hawk helicopter performing an exciting rescue mission, and

•

a 3-D immersive theater project for Sea-Doo®, using our 3-D technology for 2-D to 3-D video conversion and 3-D computer animation, for 1) a motion simulator utilizing polarized glasses, 2) a theater-style presentation utilizing anaglyph (cyan-blue) glasses, and 3) a web-suitable version utilizing 3-D anaglyph glasses, all in connection with Bombardier's launch of its new 2004 Sea-Doo® 3D™ personal watercraft.

The year 2004 witnessed the completion of a strategic move from headset-based to projection-based technology, evidenced by the development and launch of our patented Immersa-Dome®, featuring a domed-shaped screen which surrounds the seated viewer and delivers a high-definition resolution virtual reality experience.

The May 3, 2004, launch of the Immersa-Dome product was rapidly followed by several new projects:

•

a mobile promotional experience for Buick's new Terraza™ and LaCrosse™ vehicles, using four Immersa-Dome units installed in two of Buick's event-marketing trailers. This was our second collaboration with Buick's event marketing agency, Momentum Detroit,

•

a sale of three Immersa-Domes to the United States Army Recruiting Command in Fort Knox, Kentucky, for installation in mobile recruiting trailers traveling the United States to major events, high schools, and universities in connection with the Army's recruiting efforts,

•

the installation of three Immersa-Domes at the new Red Baron® Museum in Marshall, Minnesota, providing the visual experience of flying an acrobatic bi-plane with the Red Baron® Pizza Squadron™ in an 180-degree multisensory experience,

2005 advertising/promotion projects included projects for both new and returning customers.  In addition, 2005 witnessed a new custom project that adapted our IVR™ product for use in the treatment of patients, and training of clinicians, for speech disorders.  This speech disorder project represented the application of our immersive virtual reality technology into a new market – medical treatment and training.

Returning customers during 2005 requested license renewals and/or upgrades of previous projects, including:

•

the Schwan Food Company’s renewal and upgrade of both its promotions for the Red Baron Pizza Squadron's 2005 air show season; renewal of the Red Baron Flight Club™ virtual reality experience, and integration of the Red Baron brand's 3-D Flying Adventure™, a 3-D multisensory theater promotion, inside of a new, standard 18-wheel trailer, and

•

Buick renewed and upgraded its Immersa-Dome® promotional experience for the 2006 Lucerne™ luxury sedan ,with new high-definition content featuring professional golfer Tiger Woods promoting Buick's new Lucerne automobile, which was installed into two themed trailers traveling throughout North America, stopping at Buick special events and selected PGA Tour events.

In addition, two new projects were received in 2005:

•

An Immersa-Dome® promotional tour for Pfizer Pharmaceuticals’ trade show activities, featuring three specially themed Immersa-Domes delivering customized promotional content describing newly-developed drugs, and

•

the sale of a specially-modified IVR 180 to Case Western Reserve University’s speech pathology department, for researching the efficacy of virtual reality to treat patients for, and educate clinicians in, diagnoses of speech disorders.

We currently have proposals under submission to a number of advertising/promotional and government agencies, Fortune 500 companies, and governmental agencies in conjunction with pending advertising/promotional campaigns and customized projects.

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

Our military-oriented IVR 4G™ system, designed to train soldiers for “fourth generation” warfare, was debuted at the industry-leading I/ITSEC trade show in Orlando, Florida in December of 2004.  “ Fourth generation” warfare, as discussed in the October, 1988 Marine Corps Gazette, is characterized by transnational groups without territorially-based armies, engaging in highly irregular practices such as guerilla warfare, terrorist tactics, and low-intensity, close quarter conflict, enabling groups that are weaker militarily to defeat larger, stronger forces.  Fourth-generation battlefields may include the whole of the enemy's society, where small, well-trained, highly maneuverable forces may tend to dominate.

In 2005, the installation base of our IVR HD and IVR 4G models grew both internationally and domestically, as we gained new military and law enforcement customers.  We sold or installed IVR HD law enforcement simulators to law enforcement agencies in Washington County, Utah; Manistee, Michigan; Duluth, Georgia; and Charleston, South Carolina.  In addition, our IVR 4G military version simulators were sold or installed, both domestically and abroad, at MacDill AFB, Florida: Fort Hood, Texas; and at two Mexican locations.

We announced our initial sale in this market in September of 2003, and, as of March 15, 2006, we had sold 36 systems, all variations of the IVR series, to the United States Air Force, the United States Army, a classified

Department of Defense customer, several domestic law enforcement agencies, and state police and security organizations in Malaysia, Mexico, and India.  Our initial IVR series installation was accomplished in March of 2004.  We have recently received several confidential purchase commitments, both domestically and internationally, and we have numerous additional confidential proposals currently under review.

Virtual Reality Products

Our “immersive virtual reality™” products include:

Training/Simulation Products

The IVR HD™ and IVR 4G™ series, designed for law enforcement and military use, respectively, are projection-based, multi-screened, high-definition resolution, combat-readiness and judgmental use-of-force firearms training simulators.  The IVR™ series simulators use company-produced high-definition filmed content as well as our Hybrid-CGI™ content.  Our Hybrid-CGI software combines film content with computer-generated images, allowing users to create their own customized 360-degree training scenarios by combining “green-screen” video, panoramic photorealistic images, computer-generated images, and 3-D sound.  “Green-screen” filming is the technique of filming actors and other visual elements in the foreground against an evenly-colored green background, and subsequently extracting the actors and other visual elements and placing them onto a new panoramic background specifically suited to the user’s needs and locale.

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

•

wireless/tetherless handgun training conversion “drop-in” recoil kits, which transform a handgun into a safe training weapon, allowing modification of a trainee's sidearm for training in our IVR simulators.

Advertising/Promotional Products

•

the Immersa-Dome® is a patented projection-based virtual reality system, which uses a domed-shaped screen to surround the viewer. The Immersa-Dome offers photorealistic environments with 180-degree field-of-view and high-definition resolution. The system is composed of the dome’s base, the viewer’s seat, and a separate projector/mirror stand.

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

As our virtual reality experiences are usually custom applications, and we deal primarily with advertising agencies, or directly with the client, it is difficult to quantify the competition.  Sometimes companies are able to penetrate one or two particular high-tech promotions.  With over 13 years in the marketplace, we currently are not aware of any other virtual reality-based advertising/promotion company with similar products similar to ours.

Some general competitors within the virtual reality industry that promote substitute and similar technologies are as follows:

•

Advanced Interactive Systems, Inc. (“AIS”)--has been a provider of interactive simulation systems designed to provide training for law enforcement, military, and security agencies since 1993.  Its line of products uses primarily video production in judgmental training scenarios. AIS also markets to anti-terrorist and other special application training facilities for military and special operations groups. Its systems have historically used only single screen technology.

•

 Cubic Defense Applications–performing in a wide range of industries, including military simulation, Cubic currently produces a product (EST-2000) which was developed several years ago as mainly a marksmanship training system, with limited immersive combat training capabilities. Due to its size and corporate strength, Cubic could become a formidable competitor if it chose to focus on firearms training.

•

Firearms Training Systems, Inc. (“FATS”)--claims to have over 4,000 training systems installed worldwide by military, law enforcement, and commercial customers. FATS is a full service training/simulation company that also uses video scenarios with single-screen technology.  FATS also produces other types of simulators and recoil weapons.  AIS, Cubic and FATS products are similar in many respects, although FATS has been in the market longer.

•

IES Interactive Training, Inc. (IES)--a supplier of basic simulation equipment to law enforcement. Having fielded several hundred single screen systems in the law enforcement marketplace, it is mainly focused on the law enforcement marketplace.

•

Straylight--has focused on the use of virtual reality in the promotions and conventions market.  .

Our recent patent applications may hamper or halt potential plans by our competitors to enter the multi-screen simulator industry to compete with our IVR simulator.

The above summaries of competition are by no means exhaustive, since these industries are fluid and, at times, rapidly expanding.

Marketing

Marketing within the training/simulation market is conducted primarily through trade shows, trade journal advertisements, search engine strategies, and one-on-one demonstrations. We recently completed and publicly unveiled the IVR HD™ series of law enforcement-focused advanced training simulators at the Trexpo West trade show in March of 2004, and we publicly unveiled the military-oriented IVR 4G™ fourth generation warfare simulators at the I/ITSEC trade show in December of 2004. We have demonstrated the IVR simulators to high-level officers in the United States military, the Department of Defense, as well as to municipal, state, and federal agencies both domestically and internationally. In addition to our 25 announced sales to foreign governmental agencies, we have also sold 11 systems to domestic military and law enforcement agencies, and we have been advised that our IVR simulators are in the budgeting stages for branches of the United States Armed Forces, municipal and state law enforcement agencies, and several foreign governments. Of the 36 IVR™ systems we have sold, 12 have been fully installed, two have been shipped and are awaiting installation, and the remainder are contracted for future delivery.

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

Employees

At March 15, 2006, we employed 15 people. None of our employees are members of a union, and we consider relations with our employees to be satisfactory.

Trademarks/Patents

We have obtained a patent for our Universe Control Board™, and various federal trademarks. We have also filed for federal registration of our “Immersive Virtual Reality™” and “IVR™” trademarks.

On December 20, 2005, we successfully registered our claim on the trademark Immersa-Dome® from the United States Patent and Trademark Office.

On March 15, 2004, we applied for a patent on our IVR™ series of advanced training simulators, seeking a patent for our “multiple screen simulation system and method for situational response training.”

On May 3, 2004, we announced that we had obtained an exclusive license to the patented technology behind the Immersa-Dome.

On December 3, 2004, in advance of industry demonstration at the industry-leading Interservice/Industry Training and Simulation Education Conference in Orlando, Florida, we submitted three separate provisional patent applications for innovations in the field of firearms training. These included:  1) the Threat-Fire™ Belt, 2) our Hybrid-CGI™ software, and 3) a "drop-in" kit and magazine for wireless recoil in real weapons.

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

On November 22, 2005, the provisional patent applications filed in 2004 for the Threat-Fire™ belt and Hybrid-CGI™ software were upgraded to full patent applications, submitted to the United States Patent and Trademark Office, and are currently awaiting patent office action.

In December of 2005, we decided to not proceed with a full patent application of the provisional application originally filed on December 3, 2004, relating to the "drop-in" kit and magazine recoil design, due to significant design improvements incorporated since the preparation of the original provisional patent application.

There can be no assurance that patents or trademarks will issue on these applications, or that, if issued, they will be sufficiently broad to provide meaningful protection.

Item 2. Description of Property

Our executive offices are located in Arlington, Texas, at the offices of Jones & Cannon, P.C. See "Certain Relationships and Related Transactions." Jones & Cannon, P.C. began charging us $1,500 per month for our office space on June 15, 2000, but to date only $9,000 has been paid, all in 2002. There is no assurance that these offices will remain sufficient for our use, or that the nature of this relationship will continue.

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

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris Productions, Inc. 2001.  We contested the allegations.  In February of 2006, we entered into an agreed judgment in the amount of $85,000, with a contractual provision in the judgment that there would be no collection activity on the judgment prior to February of 2007.

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

		BID PRICES
YEAR	PERIOD	HIGH	LOW

2003
	First Quarter	$0.14	$0.09
	Second Quarter	0.15	0.06
	Third Quarter	0.29	0.07
	Fourth Quarter	0.47	0.21
2004
	First Quarter	0.35	0.20
	Second Quarter	0.43	0.24
	Third Quarter	0.42	0.28
	Fourth Quarter	0.46	0.28
2005
	First Quarter	0.43	0.22
	Second Quarter	0.30	0.13
	Third Quarter	0.24	0.11
	Fourth Quarter	0.20	0.10

As of April 12, 2006, the reported bid price for our common stock was $0.088 per share.

Shareholders

As of March 15, 2006, we had 67,331,801 shares of common stock outstanding, held by 203 shareholders of record.

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

In October of 2005, we announced our intention to acquire three electronic manufacturing services companies: Chrysalis Manufacturing d/b/a Altatron EMS; Dynalyst Manufacturing Corporation; and Suntech, Inc.

In December of 2005, we executed a definitive agreement with Virtra Merger Corporation to acquire three private electronics manufacturing service firms: Altatron International, Inc.; Chrysalis Manufacturing Corporation d/b/a Altatron EMS; and Dynalyst Manufacturing Corporation.  Under the terms of the definitive agreement, we would acquire the three companies in a stock-for-stock merger transaction.  We are currently in the due diligence phase, and there can be no assurance that the merger will be consummated.

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

Stock-Based Compensation

We account for our stock compensation arrangements under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees.” We provide disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Effective January 1, 2006, we adopted FAS 123R using the “modified prospective” transition method as defined.  Under the modified prospective method we will record compensation cost prospectively for the unvested portion as of January 1, 2006, of previously issued and outstanding awards over the remaining vesting period of such awards.

Results of Operations

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004.

Total revenue for the year ended December 31, 2005 was $977,358, compared to total revenue of $1,328,180 for  the year ended December 31, 2004.  This decrease of $350,822, or 26%, resulted primarily the timing of several IVR™ simulator sales which were delivered in the spring of 2006.

Cost of sales and services decreased $196,689, or 23%, to $663,376, for the year ended December 31, 2005, from $860,065 for the year ended December 31, 2004.  This decrease is relatively proportionate to the change in revenue.

General and administrative expenses decreased by $859,107, or 31%, to $1,961,543 for the year ended December 31, 2005, from $2,820,650 for the year ended December 31, 2004. The decrease is primarily due to no incentive compensation being granted to senior management in 2005 while approximately $600,000 was granted in 2004.  In addition, we accrued $280,000 for the potential settlement of the Legg Mason lawsuit in 2004, and there was no similar expense in 2005.  In fact, the lawsuit was settled for a $50,000 cash payment in 2005, and we accordingly recorded a gain on settlement of $230,000.

Interest expense and finance charges decreased by $18,099, or 2%, to $939,813 for the year ended December 31, 2005, from $957,912 for the year ended December 31, 2004.

During 2004, we presented an exchange offer to the holders of certain of our notes payable and obligations under product financing arrangements, whereby the debtholders were allowed to convert their principal and accrued interest to our common stock under one of three options.  Under Option A, the debtholder could receive common stock equal to 0.6 shares per dollar of principal amount he or she was owed, and was not required to lock up any of the shares he or she received in the exchange.  Under Option B, each debtholder could receive common stock equal to 0.9 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of six months, after which the shares could be sold in six equal monthly installments.   During the years ended December 31, 2005 and 2004, we issued 393,400 and 5,303,258 shares, respectively, of our common stock in exchange for the following: (i) $0 and $183,500 in principal and $0 and $49,069 of accrued interest, respectively, on our notes payable, (ii) $0 and $615,531 in principal and $0 and $155,475 of accrued interest, respectively, on our notes payable to stockholders, and (iii) $159,782 and $5,792,176 of principal and interest, respectively, outstanding on our obligations under product financing arrangements.  As a result of this debt exchange, we recorded $221,720 and $4,621,415 of forgiveness of debt income in the statement of operations for the years ended December 31, 2005 and 2004, respectively.

.  In addition to the forgiveness of debt income resulting from the debt exchange agreements, we also wrote off various notes payable and certain other notes payable to stockholders that were settled through a lawsuit settlement.  Included in forgiveness of debt income in the statement of operations for the year ended December 31, 2005 and 2004 is $294,500 and $301,085, respectively, related to these settlements.

Liquidity and Plan of Operations

As of December 31, 2005, our liquidity position was extremely precarious. We had current liabilities of $4,929,423,

including $494,372 in obligations remaining under the lease financing for the old Ferris Productions virtual reality systems, $2,560,481 in accounts payable and accrued liabilities, and short-term notes payable of $1,095,899, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of December 31, 2005, there was only $185,668 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris Productions non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debentures and equity line financing with Dutchess Private Equities Fund, L.P.

For the year ended December 31, 2005, our net loss was $1,995,056.  After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $1,400,000.  In addition, we made capital expenditures of $14,536, and repaid notes and certain advances in the amount of $475,791.  To cover these cash requirements, we issued convertible debentures for $1,250,000, received proceeds from the issuance of notes payable and other advances of $405,640, and issued 246,352 shares of our common stock for net cash proceeds of $76,143.

The opinion of our independent auditor for the year ended December 31, 2005 expressed substantial doubt as to our ability to continue as a going concern.  We will need substantial additional capital or new lucrative custom application projects to become profitable.  In July of 2002, we entered into a financial contract with Dutchess Private Equities Fund, L.P.  Under this arrangement, Dutchess is to purchase under an equity line up to $5 million of our common stock over a two-year period.  The number of shares we may sell to Dutchess is based upon the trading volume of our stock.  Dutchess and several other investors also participated in a private placement of $450,000 in convertible debentures, which has been repaid in full.  In February of 2005, we entered into a new financial contract with Dutchess, under which Dutchess is to purchase under a new equity line up to $6 million of our common shares, similar to the 2002 agreement, which will soon be expiring.  Additionally, during 2005 we completed two private placements with Dutchess for $1,250,000 in convertible debentures.  Based on recent increases in the stock's trading volume following our entry into the training/simulation market, management believes that this equity line will allow us to continue our operations for at least the next 12 months.

Item 7.  Financial Statements

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Report of Independent Registered Public Accounting Firm

13

Financial Statements:

Balance Sheet as of December 31, 2005

14

Statement of Operations for the years ended December 31, 2005 and 2004

15

Statement of Cash Flows for the years ended December 31, 2005 and 2004

16

Statement of Stockholders’ Deficit for the years ended December 31, 2005 and 2004

17

Notes to Financial Statements

18

HAM,

  LANGSTON &

   BREZINA, L.L.P.

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

VirTra Systems, Inc.

We have audited the accompanying balance sheet of VirTra Systems, Inc. (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VirTra Systems, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2005 is in a negative working capital position and a stockholders’ deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 2004 the Company changed its method of accounting for variable interest entities.

/s/ Ham Langston & Brezina, L.L.P.

Houston, Texas

April 17, 2006

VIRTRA SYSTEMS, INC.

BALANCE SHEET

December 31, 2005

__________

ASSETS

Current assets:
Cash and cash equivalents	$ 764
Accounts receivable	184,904

Total current assets	185,668

Property and equipment, net	951,630
Capitalized development cost, net	130,815

Total assets	$ 1,268,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 1,095,899
Obligations under product financing arrangements	494,372
Convertible debentures, net of discount of $299,170	474,876
Accounts payable	1,232,779
Accrued liabilities	1,327,702
Advances held on deposit	183,650
Billings in excess of costs and estimated earnings on uncompleted contracts	84,650
Payable to related party	35,495

Total current liabilities	4,929,423

Redeemable common stock, 371,834 shares at $.005 par value	1,859

Total liabilities	4,931,282

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 65,983,600 shares issued and outstanding	329,918
Additional paid-in capital	9,755,785
Accumulated deficit	(13,748,872)

Total stockholders’ deficit	(3,663,169)

Total liabilities and stockholders’ deficit	$ 1,268,113

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the years ended December 31, 2005 and 2004

__________

	2005	2004

Revenue:
Custom applications
Training/simulation	$ 714,435	$ 986,816
Advertising/promotion	167,969	296,864
Other revenue	94,954	44,500

Total revenue	977,358	1,328,180

Cost of sales and services	663,376	860,065

Gross margin	313,982	468,115

Gain on legal settlement	230,000	-
General and administrative expenses	(2,137,469)	(2,820,650)

Loss from operations	(1,593,487)	(2,352,535)

Other income (expenses):
Forgiveness of debt income	516,220	4,922,500
Interest income	66	16
Interest expense and finance charges	(939,813)	(957,912)
Other income	21,958	500

Total other income (expenses)	(401,569)	3,965,104

Net income (loss) before accounting change	(1,995,056)	1,612,569

Cumulative effect of accounting change	-	(46,478)

Net income (loss)	$ (1,995,056)	$ 1,566,091

Weighted average shares outstanding - basic	62,221,809	51,675,342

Weighted average shares outstanding - diluted	62,221,809	52,450,576

Basic net income (loss) per share:
Net income (loss) per share before accounting change	$ (0.03)	$ 0.03
Cumulative effect of accounting change	-	(0.00)

Net income (loss) per share	$ (0.03)	$ 0.03

Diluted net income (loss) per share:
Net income (loss) per share before accounting change	$ (0.03)	$ 0.03
Cumulative effect of accounting change	-	(0.00)

Net income (loss) per share	$ (0.03)	$ 0.03

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the years ended December 31, 2005 and 2004

__________

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,995,056)	$ 1,566,091

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,231	100,465
Accrued cost of product financing arrangements and amortization of debt issuance costs	-	656,019
Cumulative effect of accounting change	-	46,478
Forgiveness of debt income	(516,220)	(4,922,500)
Gain on sale of assets	(18,000)	(500)
Bad debt expense	175,926	148,821
Common stock and options issued for services	155,720	633,900
Gain on settlement of litigation	(230,000)	-
Amortization of debt discount and beneficial conversion	406,348
Changes in operating assets and liabilities:
Accounts receivable and other	(175,474)	80,423
Billings in excess of costs and estimated earnings	(39,446)	24,770
Accounts payable	224,190	219,360
Accrued liabilities and other	373,722	568,590
Product finance obligations	55,974	-

Net cash used in operating activities	(1,419,085)	(878,083)

Cash flows from investing activities:
Capital expenditures	(14,536)	(83,754)
Proceeds from sale of assets	18,000	500
Increase in capitalized development costs	-	(196,223)
Common stock redeemed	(173)	(339)

Net cash provided by (used in) investing activities	3,291	(279,816)

Cash flows from financing activities:
Proceeds from issuance of notes payable and other advances	405,640	277,500
Proceeds from issuance of common stock	76,143	1,238,421
Payments on notes payable and other advances	(475,791)	(278,326)
Proceeds from convertible debentures	1,250,000	-

Net cash provided by financing activities	1,255,992	1,237,595

Increase (decrease) in cash and cash equivalents	(159,802)	79,696

Cash and cash equivalents, beginning of year	160,566	80,870

Cash and cash equivalents, end of year	$ 764	$ 160,566

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 90,743	$ 36,407

Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activity:
Common stock issued upon conversion of debentures	$ 475,954	$ -

Effect of beneficial conversion feature and debt discount on convertible debentures	$ 705,518	$ -

Common stock issued as settlement of accounts payable	$ -	$ 48,526

Addition to note payable for late payment penalty	$ -	$ 6,938

Common stock issued in exchange for notes payable, obligations under
product financing arrangements and accrued interest payable	$ 159,782	$2,174,336

Cancellation of redeemable common stock	$ -	$ 83

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2005 and 2004

__________

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2003	48,568,628	242,843	4,174,747	(13,319,907)	(8,902,317)

Common stock issued for services	2,030,000	10,150	619,750	-	629,900

Common stock issued as settlement of
accounts payable	225,000	1,125	47,131	-	48,256

Common stock issued for cash	4,294,707	21,474	1,216,947	-	1,238,421

Common stock issued in debt exchange	5,303,258	26,516	2,147,820	-	2,174,336

Effect of stock options vesting	-	-	4,000	-	4,000

Cancellation of redeemable common
stock	16,559	83	-	-	83

Net income	-	-	-	1,566,091	1,566,091

Balance at December 31, 2004	60,438,152	302,191	8,210,395	(11,753,816)	(3,241,230)

Common stock issued for services	394,334	1,971	113,498	-	115,469

Common stock issued for cash	246,352	1,232	74,911	-	76,143

Common stock issued upon conversion
of obligations under financing
arrangements	393,400	1,967	157,815	-	159,782

Effect of beneficial conversion feature and warrants issued with convertible debentures	-	-	705,518	-	705,518

Stock warrants issued for services	-	-	40,251	-	40,251

Common stock issued upon conversion
of debentures	4,511,362	22,557	453,397	-	475,954

Net loss	-	-	-	(1,995,056)	(1,995,056)

Balance at December 31, 2005	65,983,600	$ 329,918	$9,755,785	$(13,748,872)	$(3,663,169)

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

Accounts receivable generally arise from sales of equipment and services to various companies throughout the world.  Collateral is generally not required for credit granted.  During the years ended December 31, 2005 and 2004 the Company had  three customers representing 36% and 85% of its custom application revenue, respectively.  Included in accounts receivable at December 31, 2005 is $58,404 or 32% due from one of these three customers.

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

Capitalized Development Costs

Capitalized development costs  consist of direct costs incurred in developing proprietary technology exclusively used in its products and costs incurred in obtaining a patent on such technology.  The intangible assets are being amortized on a straight-line basis over a five-year period.  As of December 31, 2005, accumulated amortization of these intangible assets is $65,408.  During the years ended December 31, 2005 and 2004, the Company recorded amortization expense of $65,408 and $0, respectively.  During the year ended December 31, 2005 the Company did not capitalize any additional development costs.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for 2004:  risk free interest rate of 4%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 71%; and a weighted average expected life of the options and warrants of 1 to 5 years.  For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance, as required by Statement 123.  There were no stock options or warrants granted to employees during 2005. The Company’s proforma information is as follows:

	2005	2004

Net income (loss) before accounting change as reported	$(1,995,056)	$1,612,569

Net income (loss) before accounting change–proforma	$(1,995,056)	$ 837,769

Basic income (loss) per share-as reported	$ (0.03)	$ 0.03

Basic income (loss) per share-proforma	$ (0.03)	$ 0.02

Diluted income (loss) per share-as reported	$ (0.03)	$ 0.03

Diluted income (loss) per share-proforma	$ (0.03)	$ 0.02

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

In December 2004, FASB issued SFAS No. 123R, “Share Based Payments”.  The statement requires public companies to measure the cost of employee services in exchange for an award of equity instruments to be based on the grant-date fair value of the award as determined by using an option-pricing model.  This statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued.  The statement also clarifies and expands Statement No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.  For entities that file as a small business issuer, the effective date of this statement is the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective method.  This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date.  Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date.  Any options issued subsequent to January 1, 2006 will be accounted for under SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”.  The new Statement amends ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  This Statement is effective for fiscal years beginning after June 15, 2005.  The adoption of this statement on January 1, 2006, did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”.  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this statement on January 1, 2006, did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  In addition to replacing  APB Opinion No. 20 and FASB Statement No. 3, it changes the requirements for the accounting for and reporting a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  This Statement is effective for fiscal years beginning after December 15, 2005.  The adoption of this statement on January 1, 2006 did not have a material impact on the Company’s financial position or results of operations.

2.

Going Concern Considerations

During the years ended December 31, 2005 and 2004, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2005	2004

Net income (loss)	$(1,995,056)	$1,566,091

Negative cash flows from operations	$(1,419,085)	$(878,083)

Negative working capital	$(4,743,755)	$(4,470,338)

Accumulated deficit	$(13,748,872)	$(11,753,816)

Stockholders’ deficit	$(3,663,169)	$(3,241,230)

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

4.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the purchase of equipment and services.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2005 all accounts receivable are considered collectible and the allowance for doubtful accounts is $0.

5.

Custom Application Contracts

Costs, estimated earnings and billings on uncompleted custom application contracts at December 31, 2005 are summarized below.

Costs incurred on uncompleted contracts	$ 164,269
Estimated earnings	195,865
360,134

Billings to date	(268,858)

$ 91,276

These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 91,276

Billings in excess of costs and estimated earnings on uncompleted contracts	$ -

6.

Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

Land	$ 140,000
Building	774,705
Computer equipment	330,222
Office furniture and equipment	196,413

1,441,340

Less: accumulated depreciation	(489,710)

Property and equipment, net	$ 951,630

Depreciation expense for the years ended December 31, 2005 and 2004 was $97,823 and $82,332, respectively.

7.

Notes Payable

Notes payable consist of the following at December 31, 2005:

Note payable to a bank, bearing interest at 7.75% per year and due in monthly payments of $8,520 including interest, through May 31, 2006, at which time the monthly payment amount will increase as agreed upon with the bank at that time. This note is collateralized by land and a building.	$773,933

Notes payable to a bank, bearing interest at 7.5% per year and due in monthly payments of $9,750, including interest, through May 31, 2006, at which time the monthly payment amount will increase as agreed upon with the bank at that time. These notes are collateralized by certain equipment, licensing rights and by the personal guarantees of officers/stockholders of the Company.	255,466

Notes payable to third party entities and individuals, who did not elect to exchange the debt for common stock (See Note 9), bearing interest at a stated rate of 10% payable semi-  annually with principal due three years after issuance  of the note, which ranged from October 2001 to March  2002.  These notes are not collateralized.  In connection with the funding of these notes, the former Ferris issued a  total of 412,500 shares of its common stock as equity  attachments to the note holders and to pay debt issuance costs.  Accordingly, the actual weighted average  interest rate on these notes, including the effect of  the issuance of common stock and the payment of debt  issuance costs, was approximately 16%.  No interest or  principal has been paid on these notes during the year  ended December 31, 2005.

66,500

Total notes payable	$1,095,899

Certain notes payable to banks contain various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of stockholders’ equity and to comply with certain financial ratios.  The Company was in violation of these covenants as of December 31, 2005 and the banks could demand full payment of all principal and interest.

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

As of December 31, 2005, the Company was in default on its remaining obligations under the product financing arrangements (See Note 9) totaling $494,372, which included accrued interest.  The Company has not made any interest payments on these obligations since September 2001 and has received notices from various individuals and entities demanding buyouts of these obligations.

9.

Debt Exchange Agreement

During 2004, the Company presented an exchange offer to the holders of certain of its notes payable and obligations under product financing arrangements whereby the debt holders were allowed to convert the principal and accrued interest related to its debt to common stock of the Company under one of three options.  Under Option A, the debt holder could receive common stock equal to 0.6 shares per dollar of principal amount he or she was owed, and was not required to lock up any of the shares he or she receives in the exchange.  Under Option B, each debt holder could receive common stock equal to 0.9 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of six months, after which the shares could be sold in six equal monthly installments.  Under Option C, each debt holder could receive common stock equal to 1.2 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of one year, after which the shares could be sold in six equal monthly installments. During the years ended December 31, 2005 and 2004, the Company issued 393,400 and 5,303,258 shares of its common stock in exchange for the following: (i) $0 and $183,500 in principal and $0 and $49,069 of accrued interest, respectively on its notes payable (ii) $0 and $615,531 in principal and $0 and $155,475 of accrued interest, respectively on its notes payable to stockholders and (iii) $159,782 and $5,792,176 of principal and interest, respectively, outstanding on its obligations under product financing arrangements.  As a result of this debt exchange, the Company recorded $221,720 and $4,621,415 of forgiveness of debt income in the statement of operations for the years ended December 31, 2005 and 2004, respectively.

10.

Forgiveness of Debt

In addition to the forgiveness of debt income resulting from the Debt Exchange Agreement (See Note 9), the Company also wrote off various notes payable and certain other notes payable to stockholders that were settled through a lawsuit settlement.  Included in forgiveness of debt income in the statement of operations for the year ended December 31, 2005 and 2004 is $294,500 and $301,085, respectively, related to these settlements.

11.

Accrued Liabilities

Included in accrued liabilities as of December 31, 2005 is as follows:

Accrued payroll tax, including penalties and interest	$ 810,188
Accrued property tax	55,133
Accrued interest payable	322,279
Deferred revenue	97,095
Accrued commissions payable	33,258
Other	9,749

$1,327,702

12.         Convertible Debentures

During February 2005 and August 2005 the Company issued $750,000 and $500,000, respectively, in convertible debentures.  The debentures bear interest at 8% per year payable in cash or registered common stock at the Company’s option.  The debentures mature in February and August 2008 and are convertible, at the option of the holder, to shares of the company’s common stock at a conversion price per share equal to the lower of (i) 80% of the lowest closing bid price for the common stock for the fifteen days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 and 500,000 shares of the Company’s common stock (See Note 15).  In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the 750,000 warrants to be $117,427 (approximately $0.16 per warrant) and the value of the 500,000 warrants to be $48,655 (approximately $0.10 per warrant). The amount allocated to the warrants as debt discount has been recognized as additional interest expense over the period from the date of issuance of the note to the earlier of the conversion date or the stated maturity date. During the year ended December 31, 2005, the Company recognized $94,253 in interest expense related to the accretion of the debt discount recorded on these convertible debentures. As of December 31, 2005, the remaining balance of the debt discount was $71,829.

In accordance with generally accepted accounting principles, in the event the conversion price on debentures is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The Company has calculated the aggregate beneficial conversion feature of these convertible debentures to be $398,677 on the $750,000 debentures and $140,760 on the $500,000 debentures. During the year ended December 31, 2005, the Company recognized $312,095 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible debentures.  As of December 31, 2005 the remaining balance of the beneficial conversion feature was $227,341.

13.

Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $11,375,000 which expire in various tax years through 2025.  Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2005 are as follows:

Deferred tax assets:
Net operating losses	$3,868,243
Intangible assets	18,493
Valuation allowance	(3,863,327)

Total deferred tax assets	23,409

Deferred tax liabilities:
Property and equipment	(23,409)

Total deferred tax liability	(23,409)

Net deferred tax asset (liability)	$ -

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
	Amount	%	Amount	%

Provision (benefit) for income tax at federal
statutory rate	$(678,319)	(34.0)	$ 548,273	34.0
Increase (decrease) in valuation allowance	562,758	28.2	(860,556)	(53.4)
Non-deductible interest and financing costs	138,158	6.9		-
Non-deductible compensation expense	52,945	2.6	215,526	13.4
Non-deductible lawsuit (gain) loss	(78,200)	(3.9)	95,200	5.9
Other	2,658	0.2	1,557	0.1

	$ -	0.0	$ -	0.0

14.

Redeemable Common Stock

In 1997 the Company entered into an agreement to redeem 1,505,399 shares of common stock from certain stockholders at par value of $.005 per share with the consideration for such redemption to be paid pro-rata to such stockholders by March 31, 1998.  During 2000 the Company and stockholders released 727,108 shares of common stock from the redemption requirement and 287,531 shares were redeemed.  During 2004 the Company released an additional 16,559 shares of common stock from the redemption requirement and 67,743 shares of common stock were redeemed. During 2005, the Company redeemed 34,624 shares of common stock. As of December 31, 2005, 371,834 shares remain to be redeemed at the option of the Company.

15.

Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.

In September 2001 the Company’s stockholders amended the 2000 Incentive Stock Option Plan (the “Plan”).  The stockholders have authorized 6,000,000 shares for the Plan and options granted under the Plan may be either incentive stock options or non-statutory stock options subject to certain restrictions as specified in the Plan.  During the years ended December 31, 2005 and 2004, no options have been granted to employees under this Plan.  As of December 31, 2005, options to purchase 100,000 shares of common stock are outstanding under the Plan.

Effective September 1, 2003, the Company granted stock options to purchase 1,000,000 shares of common stock at $0.10 per share to an employee.  Options to purchase 200,000 shares are considered vested and exercisable upon the employee generating $600,000 of revenue for the Company during the first year of employment.  Options to purchase 300,000 shares are considered vested and exercisable upon the employee generating $1,200,000 of revenue for the Company during the second year of employment.  Options to purchase 500,000 shares are considered vested and exercisable upon the employee generating $1,500,000 of revenue for the Company during the third year of employment.  These options expire at the end of each respective year if the revenue amounts are not achieved. As of December 31, 2004 options to purchase 200,000 shares of common stock became vested and exercisable resulting in compensation expense of

$4,000.  As of December 31, 2005 options to purchase 300,000 shares of common stock expired as the revenue target was not met.  These options expire five years from the date they become vested.

Effective November 1, 2004, the Company granted options to purchase 4,000,000 shares of common stock to its CEO.  These options become vested and exercisable as follows:  (i) 2,000,000 shares at an exercise price of $0.31 per share upon 85% conversion of debt to equity related to the Debt Exchange Agreement (See Note 9); (ii) 1,000,000 shares at an exercise price of $0.31 per share upon the Company’s first profitable quarter; and (iii) 1,000,000 shares at an exercise price of $0.005 per share upon the Company achieving positive stockholders’ equity. As of December 31, 2004, options to purchase 3,000,000 shares of common stock at an exercise price of $0.31 per share, which approximated fair value at the grant date, became vested and exercisable.  During the year ended December 31, 2005 no additional options became vested and exercisable.  These options expire on October 31, 2009.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005 and 2004 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding – December 31, 2003	4,173,000	$0.12

Granted	5,000,000	$0.25
Exercised	-	-
Forfeited/cancelled	(3,073,000)	$0.005

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited/cancelled	(300,000)	$0.10

Outstanding – December 31, 2005	5,800,000	$0.23

Exercisable – December 31, 2005	4,300,000	$0.30

Following is a summary of outstanding stock options at December 31, 2005:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
700,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31

5,800,000	4,300,000

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2005 and 2004 the Company received $76,142 and $1,238,421, respectively of net proceeds from the issuance of 246,352 and 4,294,707 shares, respectively,  of its common stock related to this agreement.

In February 2005, the Company entered into a new investment agreement with Dutchess for up to a maximum $6,000,000 sale of its common stock.  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2005, no shares of common stock were issued under this agreement.

A summary of the Company’s stock warrant activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2003	996,703	$0.38

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2004	996,703	$0.38

Granted	1,750,000	$0.29
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2005	2,746,703	$0.29

In connection with the issuance of Convertible Debentures in 2005 (see note 12) the Company issued stock warrants to purchase 500,000 shares of the Company’s common stock at $0.33, 250,000 shares of the

Company’s common stock at the lowest market price five days prior to funding and 500,000 shares of the Company’s common stock at $0.19 per share.  These warrants are exercisable over a 5 year period.

During August of 2005, the Company issued stock warrants to a consultant to purchase 500,000 shares of the Company’s common stock at prices ranging from $0.25 to $0.40 per share.  These warrants vest upon grant and are exercisable over a three-year period.  Using the Black-Scholes Option Pricing Model with the following assumptions:  (i) volatility of 71%, and (ii) interest rate of 3.5%, the value of the warrants were estimated to be $40,251 which was recorded as selling, general and administrative expense in the statement of operations for the year ended December 31, 2005.

16.

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

For the year ended December 31, 2004, potentially dilutive securities, which consist of warrants to purchase 500,000 shares of common stock at an exercise price of $0.71 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive. For the year ended December 31, 2005, all of the outstanding stock options and warrants were not included in the computation of diluted net income (loss) per share since such inclusion would be antidilutive.

The following table sets for the computation of basic and diluted net income (loss) per share for the years ended December 31, 2005 and 2004:

	2005	2004

Numerator:
Net income (loss) before accounting change	$(1,995,056)	$1,612,569

Denominator:
Denominator for basic calculation weighted average shares	62,221,809	51,675,342
Dilutive common stock equivalents:
Stock options	-	341,246
Stock warrants	-	433,988

Denominator for diluted calculation weighted average shares	62,221,809	52,450,576

Net income (loss) per share:
Basic net income (loss) per share	$ (0.03)	$ 0.03

Diluted net income (loss) per share	$ (0.03)	$ 0.03

17.

Commitments and Contingencies

Lease Obligations

The Company rents office space in Arlington, Texas on a month-to-month basis at $1,500 per month from an officer and stockholder of the Company.  No payments were made during the years ended December 31, 2005 and 2004.  Included in accounts payable at December 31, 2005 is $75,750 owed to the officer and stockholder for this rent.  Included in the statement of operations for the years ended December 31, 2005 and 2004 is rent expense of $18,000 each year related to this lease.

Employment Contract

Effective September 1, 2003, the Company entered into a contract with an employee whereby the employee is to receive a base salary and a four percent cash commission on all sales originated by the employee.  In addition, the employee is entitled to receive options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.10 per share, if certain sales targets are achieved for each of the next three years.  If the sales targets are not achieved, the stock options will not be exercisable.  As of December 31, 2004 the sales target in the first year was achieved, therefore, options to purchase 200,000 shares of common stock became exercisable.  During December 31, 2005 the sales target in the second year was not achieved, therefore, options to purchase 300,000 shares of common stock were cancelled (See Note 15).

Litigation

On May 8, 2003, the Company filed a declaratory judgment lawsuit in the 348th state district court of Tarrant County, Texas against Legg Mason Wood Walker Incorporated and the Depository & Clearing Corporation.  In this suit, the Company refers to the district court’s prior ruling that the Company’s cancellation of shares of the common stock formerly in the name of William E. K. Hathaway II c/o Olympic Holdings, L.L.C. was proper, and in this suit the Company seeks a further judicial determination that Hathaway’s subsequent endorsement of his certificate to these companies was ineffective, as the certificate was no longer genuine and could not be registered, and, further due to other alleged irregularities, resulting in the Company having no liability to these companies.  The Company subsequently dismissed Depository & Clearing Corporation from the lawsuit without prejudice.  On July 2, 2003, Legg Mason counterclaimed against the Company for $277,855, representing the costs Legg Mason endured when required to purchase 700,000 shares of the Company’s stock on the open market to cover its short position resulting from the Company’s transfer agent’s confiscation of the certificate originally issued to Mr. Hathaway.  On March 16, 2005, the court granted Legg Mason’s motion for summary judgment, and entered judgment in favor of Legg Mason against the Company for $277,855. As of December 31, 2004 the Company had recorded $280,000 in accrued liabilities related to this case. During 2005 this lawsuit was settled for a $50,000 cash payment and the Company recorded a gain on settlement related of this case of $230,000.

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

18.

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

Included in accounts payable in the December 31, 2005 balance sheet is $403,898 and $75,750 payable to a firm which is owned by an officer/stockholder of the Company for legal services and office rent, respectively (See Note 17).

19.

Subsequent Events

On January 10, 2006 the Company entered into an agreement to merge with a newly-formed entity, Virtra Merger Corporation, which in anticipation of the merger, is to acquire Altatron International, Inc., Chrysalis Manufacturing Corporation and Dynalist Manufacturing.

The Companies are currently in the due diligence phase, however, there can be no assurance that the acquisition will be consummated.

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

Item 8B.

  Other Information.

N/A

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became our director or executive officer.

Name	Age	Positions	Date became director or executive officer
L. Kelly Jones	52	chief executive officer and chairman of the board of directors	March 26, 1997
Bob Ferris	34	president and director	September 21, 2001
J. David Rogers	52	chief financial officer	March 14, 2006
L. Andrew Wells	37	director	September 21, 2001
Kimberly Biggs	39	secretary and treasurer	March 26, 1997

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

J. David Rogers became our chief finacial officer in March of 2006.  Since 2005, he has served as vice-president of corporate finance for CapNet Securities Corporation, a Houston-based NASD broker/dealer and investment bank.  In addition to his executive responsibilities, he is a member of the corporate transactions team which focuses on fee-for-service professional services relating to due diligence and capital formation.  From January of 2004, Mr. Rogers previously served as an analyst for CapNet Securities, and, prior to that, for The Dorato Group, which was then an affiliated company of CapNet Securities.  In July, 2002, he joined Institutional Capital Management, Inc. in its fixed income department.  From 1998 through 2001, Mr. Rogers was with The Tribo Companies, Houston based group of independent oil and gas exploration and production companies.  He was the assistant controller of Tri-Union Development Corporation and its subsidiary, and Controller of the other companies in the group.  Mr. Rogers, 52, served earlier in his career in operating and staff management positions for divisions of Dresser Industries, NL Industries and The Hughes Tool Company.  He holds bachelor of science and masters in business administration degrees from Southern Methodist University, and NASD licenses 7 (general securities), and 63.

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

Kimberly Biggs has for the last 16 years been legal administrator of the Arlington law firm of Jones & Cannon (which provides legal services for us) as legal administrator, a position which she holds to this date.

Major General Perry V. Dalby (retired), age 62, has served on our advisory board of directors since January of 2005.  In December of 2000, General Dalby assumed command of the 75th Division (training support), and mobilized the division in support of the global war on terrorism in January, 2003.  Previously, in 1983, General Dalby was assigned to the 75th Maneuver Area Command, and subsequently assumed command as chief of the Battle Simulation Center, Combat Arms Branch, and as the assistant deputy commander for the 75th Division (Exercise).  General Dalby retired from the U.S. Army in May of 2004.  General Dalby’s 37 years of military service were highlighted by the Distinguished Service Medal, Legion of Merit, Distinguished Flying Cross, Bronze Star (two clusters), and the Purple Heart.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees.  We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2005 or prior fiscal years.

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

Michael Kitchen, age 32, is currently our executive vice-president of training and simulation sales.  Mr. Kitchen is responsible for all aspects of our regional, national, and international sales campaigns within the training/simulation market.  He is a graduate of The University of Colorado, earning a B.A. degree in economics, with an emphasis in international marketing.  Before joining our company, Mr. Kitchen was vice-president of international sales for Interactive Training, Inc. (“IES”).

Tom Milks, age 44, serves as our vice-president of advertising and promotion sales.  Previously, Mr. Milks ran the North American operations office of Virtuality, a virtual reality company.  Before joining our company, he was the Western United States sales director for BitFlash, a graphic technology company, based in Ottawa, Ontario, Canada.

Jack Nickel, age 44, became or director of training in February of 2006.  Mr. Nickel is retired from the Air Force; he was a member of the 1st Combat Camera Squadron out of Charleston Air Force Base in South Carolina, has seen combat in Iraq, Afghanistan, and Somalia, and has flown in 21 aerial combat sorties,  With 24 years of military service and combat experience, Mr. Nickel has been decorated with medals and commendations, including the Air Force Meritorious Service Medal and Air Medal.  Mr. Nickel is a graduate of the Air Force NCO academy at Elmendorf AFB, Alaska, in 2000, and the Air Force Senior NCO academy, in Charleston, South Carolina, in 2003.  In 2004, Mr. Nickel received his associate of science degree in audio/visual media production from the community college of the Air Force, and his associate of arts degree in general transfer studies from the University of Phoenix.

Steve Haag, age 46, serves as our vice-president of investor relations.  Mr. Haag received his bachelors degree in psychology, with a minor in organizational behavior, from Webster University in 1993, and his masters degree in education from the University of Missouri-St. Louis in 1995.  Before joining us, he was employed at Connect Computer Group, Inc., the firm which was largely responsible for the development of our kiosk and computer systems.

Matt Burlend, age 32, serves as vice-president of production and senior engineer.  Prior to his employment with the former Ferris Productions, Mr. Burlend was employed from 1996 until 1999 at Panduit Corporation, a designer of automated production equipment, as a machine design engineer.  Mr. Burlend holds a mechanical engineering degree from Olivet Nazarene University.

Zane Horton, age 28, serves as senior software engineer.  He previously had been service manager of the former Ferris Productions, Inc. since he started with that company in 2000. Before joining VirTra Systems, he was employed as an IT technician with Camelback Research Associates, maintaining large-format databases, e-mail servers, and performed software development using visual BASIC programming.  Mr. Horton received his bachelor of science degree in computer information systems from Devry Institute of Technology.

Jason Englebright, age 33, has served as our director of product services since 2005.  Prior to his employment with VirTra Systems, Mr. Englebright served ten years in the United States Air Force, where he qualified as expert marksman, and served as both a tactical operations member and instructor, and as non-commissioned officer-in-charge of the Combat Arms (CATM) section at Buckley AFB.  Mr. Englebright received his associate of science degree in criminal justice from the Community College of the Air Force in 2005.

Item 10. Executive Compensation

Summary Compensation Table

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the prior three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
L. Kelly Jones, chief executive officer and chairman of the board of directors	2005	$180,000	-	-	--	-
	2004	$105,000	-	-	$310,000	$0.00 (1)
	2003	$20,000	-	-	-	-

Bob Ferris, president and director	2005	$120,000	-	-	-	-
	2004	$90,000		-	-	$0.00 (2)
	2003	$60,000	-	-	-	-

L. Andrew Wells, director	2005	-	-	-	--	-
	2004	-	-	-	$310,000
	2003	-	-	-	-

Kimberly Biggs, secretary and treasurer	2005	$26,250	-	-
	2004	$30,000	-	-	-
	2003	$16,500	-	-	-
						$0.00 (3)
Michael Kitchen, executive vice-president of training and simulation sales	2005	$129,000	-	-		-
	2004	$99,000	-	-	-	$4000 (4)
	2003	$33,000	-	-	-

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

In May of 2002, options for 150,000 shares under the plan, at an option price of $0.21, were granted to our corporate secretary and our then-current vice-president of operations. The former vice-president of operations has exercised his options.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 15, 2006, information about equity securities we believe to be owned of record or beneficially by

•

each of our directors;

•

each person who owns beneficially more than 5% of any class of our outstanding equity securities; and

•

all of our directors and executive officers as a group.

Shareholders' Name and Address	Number of Shares Owned	Percent
L. Kelly Jones 440 North Center Arlington, Texas 76011	7,088,752 (1)	10.1% (2)
Bob Ferris 1941 South Brighton Circle Mesa, Arizona 85208	6,060,240 (3)	8.9% (2)
L. Andrew Wells 1011 Compass Cove Circle Spring, Texas 77379	3,530,120	5.2% (2)
Kimberly Biggs 2414 Green Willow Court Arlington, Texas 76001	42,460	*

all officers and directors as a group (4 persons)	16,721,572 (1)(2)	24.2% (2)

* less than 1%.

(1) includes incentive conditional options to purchase 3,000,000 shares of our common stock for $930,000, which are exercisable within 60 days.

(2) based on 67,331,801 shares outstanding.

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

Item 12.  Certain Relationships and Related Transactions

Mr. Jones, our chief executive officer, is also president of Jones & Cannon, a Texas professional corporation, which has provided legal services to us and which may continue to provide legal services to us in the future, and which rents our executive offices to us.  We currently owe Jones & Cannon more than $403,898 for legal services rendered.  Jones & Cannon had also been providing the limited amount of executive office space and clerical and other services we require, at the rate of $1500 per month, and we currently owe Jones & Cannon $90,750 in past due rent.

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

In December, 1997, we agreed to redeem at par value an aggregate of 1,505,399 shares of the common stock held by the ten former shareholders of First Brewery of Dallas, Inc., a company we acquired in April, 1997.  The aggregate redemption price was $7,527.02.  That redemption was to have occurred no later than March 31, 1998.  However, we did not have sufficient funds to honor this commitment and are currently in default under the agreement as to a few of these shareholders.  Mr. Jones and Ms. Biggs were among those whose shares were to have been redeemed.  In February, 2000, we and Mr. Jones agreed that the shares that were to have been redeemed from Mr. Jones would not be redeemed.  In September of 2004, we and Ms. Biggs agreed that the shares that were to have been redeemed from Ms. Biggs would not be redeemed.  In February, 2002, we completed the redemption of 287,531 of these shares from one shareholder, and those shares when received were canceled.  In December, 2004, and January, 2005, we completed the redemption of 67,743 and 34,624 of these shares from two shareholders.  Demand has been made upon the remaining four shareholders for 371,834 shares.

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

Item 13. Exhibits

N/A

Item 14. Principal Accountant Fees and Services.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $50,000 and $50,000 for each of the fiscal years ended December 31, 2004 and 2005, respectively.

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

Dated April 17, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Kelly Jones	chief executive officer and director	April 17, 2006
L. Kelly Jones
/s/ Bob Ferris	president and director	April 17, 2006
Bob Ferris
/s/ J. David Rogers	chief financial officer	April 17, 2006
J. David Rogers
/s/ L. Andrew Wells	director	April 17, 2006
Andrew Wells