Form 10KSB/A
period 2005-12-31
VIRTRA SYSTEMS INC
filed 2006-04-26
CIK 1085243

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

Item 2. Description of Property

Our executive offices are located in Arlington, Texas, at the offices of Jones & Cannon, P.C. See "Certain Relationships and Related Transactions." Jones & Cannon, P.C. began charging us $1,500 per month for our office space on June 15, 2000, but to date only $24,000 has been paid. There is no assurance that these offices will remain sufficient for our use, or that the nature of this relationship will continue.

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

General and administrative expenses decreased by $683,181, or 24.2%, to $2,137,469 for the year ended December 31, 2005, from $2,820,650 for the year ended December 31, 2004. The decrease is primarily due to no incentive compensation being granted to senior management in 2005 while approximately $600,000 was granted in 2004.  In addition, we accrued $280,000 for the potential settlement of the Legg Mason lawsuit in 2004, and there was no similar expense in 2005.  In fact, the lawsuit was settled for a $50,000 cash payment in 2005, and we accordingly recorded a gain on settlement of $230,000.

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

5.

Custom Application Contracts

Costs, estimated earnings and billings on uncompleted custom application contracts at December 31, 2005 are summarized below.

Costs incurred on uncompleted contracts	$ 69,269
Estimated earnings	114,939
184,208

Billings to date	(268,858)

$ (84,650)

These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ -

Billings in excess of costs and estimated earnings on uncompleted contracts	$ 84,650

6.

Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

Land	$ 140,000
Building	774,705
Computer equipment	330,222
Office furniture and equipment	196,413

1,441,340

Less: accumulated depreciation	(489,710)

Property and equipment, net	$ 951,630

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

/s/ Bob Ferris

Bob Ferris, chief executive officer

Dated April 25, 2006

Pursuant to the requirements of the Securities Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bob Ferris	chief executive officer and director	April 25, 2006
Bob Ferris
/s/ J. David Rogers	chief financial officer	April 25, 2006
J. David Rogers
/s/ L. Andrew Wells	director	April 25, 2006
Andrew Wells