Form 10QSB
period 2006-03-31
VIRTRA SYSTEMS INC
filed 2006-05-25
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission File Number 000-28381

VIRTRA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Texas	93-1207631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 City West Blvd., Suite 300, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(832) 242-1100

(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

As of May 10, 2006, the Registrant had outstanding 68,313,600 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Financial Statements:

Balance Sheet as of March 31, 2006 and December 31, 2005

3

Statement of Operations for the three months ended March 31, 2006 and 2005

4

Statement of Cash Flows for the three months ended March 31, 2006 and 2005

5

Statement of Stockholders’ Deficit for the three months ended March 31, 2006

6

Notes to Financial Statements

7

VIRTRA SYSTEMS, INC.

BALANCE SHEET

March 31, 2006 and December 31, 2005

__________

	March 31,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$ 98,042	$ 764
Accounts receivable	4,274	184,904
Costs in Excess of Billing	319,607	-

Total current assets	421,923	185,668

Property and equipment, net	936,265	951,630
Capitalized development cost, net	114,465	130,815
Other Assets	78,741	-

Total assets	$1,551,394	$ 1,268,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 1,095,104	$ 1,095,899
Obligations under product financing arrangements	506,653	494,372
Convertible debentures, net of discounts of $187,624 and $299,170	403,818	474,876
Accounts payable	1,326,239	1,232,779
Accrued liabilities	1,459,277	1,327,702
Advances held on deposit	149,930	183,650
Billings in excess of costs and estimated earnings on uncompleted contracts	-	84,650
Payable to related party	54,550	35,495

Total current liabilities	$4,995,571	4,929,423

Redeemable common stock, 371,834 shares at $.005 par value	1,859	1,859

Total liabilities	4,997,430	4,931,282

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 68,313,600 and 65,983,600 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	341,568	329,918
Common stock committed, 6,000,000 and 0 shares	300,000	-
Additional paid-in capital	9,926,739	9,755,785
Accumulated deficit	(14,014,343)	(13,748,872)

Total stockholders’ deficit	(3,446,036)	(3,663,169)

Total liabilities and stockholders’ deficit	$1,551,394	$ 1,268,113

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months ended March 31, 2006 and 2005

__________

	Three Months Ended
	March 31,
	2006	2005

Revenue:
Custom applications:
Training/simulation	$ 545,938	$ 126,868
Advertising/promotion	-	10,794
Other revenue	12,714	28,343

Total revenue	558,652	166,005

Cost of sales and services	228,650	133,044

Gross margin	330,002	32,961

General and administrative expenses	385,695	421,529

Net loss from operations	(55,693)	(388,568)

Other income (expenses):
Interest expense and finance cost	(209,778)	(411,938)
Other income	-	-

Total other income (expenses)	(209,778)	(411,938)

Net loss	$ (265,471)	$ (800,506)

Weighted average shares outstanding	67,396,767	60,764,278

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the three months ended March 31, 2006 and 2005

__________

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$ (265,471)	$ (800,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,941	40,678
Bad Debt Expense	25,105	-
Stock warrants issued as financing costs	-	139,225
Effect of beneficial conversion feature	111,546	150,000
Stock issued as compensation for services	-	64,750
Increase in operating assets	(327,473)	(154,830)
Increase (decrease) in accounts payable and accrued expenses	243,295	(65,002)

Net cash used in operating activities	(172,057)	(625,685)

Cash flows from investing activities:
Capital expenditures	(9,226)	(1,774)

Net cash used in investing activities	(9,226)	(1,774)

Cash flows from financing activities:
Proceeds from convertible debentures	-	500,000
Proceeds from issuance of notes payable and other advances	127,000	-
Payments on notes payable and other advances	(160,720)	(161,303)
Proceeds from common stock committed to be issued	300,000	76,142
Increase in product finance obligations	12,281	52,064

Net cash provided by financing activities	278,561	466,903

Net increase (decrease) in cash and cash equivalents	97,278	(160,556)

Cash and cash equivalents at beginning of period	764	160,556

Cash and cash equivalents at end of period	$ 98,042	$ -

Non-cash investing and financing activities:
Interest paid	$ -	$ 9,793

Income taxes paid	$ -	$ -

Common stock issued upon conversion of debentures	$ 182,604	$ -

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the three months ended March 31, 2006

__________

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Committed	Capital	Deficit	Total

Balance at December 31, 2005	65,983,600	$ 329,918	$ -	$9,755,785	$(13,748,872)	$(3,663,169)

Common stock issued upon conversion of debentures	2,330,000	$ 11,650	-	$ 170,954	-	$ 182,604

Common stock committed for issuance	-	-	$ 300,000	-	-	$ 300,000

Net loss	-	-	-	-	$ (265,471)	$ (265,471)

Balance at March 31, 2006	68,313,600	$ 341,568	$ 300,000	$ 9,926,739	$(14,014,343)	$ (3,446,036)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

2.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

3.

 Acquisitions

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

4.

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

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 and 500,000 shares of the Company’s common stock.  In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the 750,000 warrants to be $117,427 (approximately $0.16 per warrant) and the value of the 500,000 warrants to be $48,655 (approximately $0.10 per warrant). The amount allocated to the warrants as debt discount has been recognized as additional interest expense over the period from the date of issuance of the note to the earlier of the conversion date or the stated maturity date.

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

During the quarter ended March 31, 2006, the Company recognized $111,546 in interest expense related to the accretion of the debt discount and beneficial conversion features recorded on these convertible debentures – including the portion of the debentures that converted.  As of March 31, 2006, the remaining balance of the debt discount and beneficial conversion features was $187,624.

5.

Stock Options and Warrants

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  The Company adopted SFAS 123R using the modified prospective method, therefore, the prior period financial statements will not reflect any restated amounts.  The Company estimates that there is no additional stock based compensation expense related to outstanding options to be recorded during the quarter ended March 31, 2006.   The outstanding stock options as of March 31, 2006, are based on certain performance criteria and vest upon the occurrence of an event.  Therefore, the Company used an estimate of when the event will occur to determine which options will ultimately vest and if expense should be recorded.

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock options issued during the three months ended March 31, 2006.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 and the year ended December 31, 2005 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited	300,000	$0.10

Outstanding – December 31, 2005	5,800,000	$0.23

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding – March 31, 2006	5,800,000	$0.23

Exercisable – March 31, 2006	4,300,000	$0.30

Following is a summary of outstanding stock options at March 31, 2006:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
700,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31

5,800,000	4,300,000

A summary of the Company’s stock warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding – December 31, 2004	996,703	$0.38

Granted	1,750,000	$0.29
Exercised	-
Forfeited	-

Outstanding – December 31, 2005	2,746,703	$0.29

Granted	-
Exercised	-
Forfeited	-

Outstanding – March 31, 2006	2,746,703	$0.29

6.

Going Concern Considerations

During the three months ended March 31, 2006 and 2005, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2006	2005

Net loss for the three months ended March 31	$ (265,471)	$ (800,506)

Negative cash flows from operations	$ (172,057)	$ (625,685)

Negative working capital	$ (4,573,648)	$ (4,801,998)

Accumulated deficit	$(14,014,343)	$(12,554,322)

Stockholders’ deficit	$ (3,446,036)	$ (3,611,620)

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

7.       Subsequent Event

As of March 31, 2006, the Company had $848,247 accrued for various payroll tax liabilities.  In May 2006, the Company received notices from the IRS of tax liens that have been filed related to these accrued amounts.

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

Business Overview

Our principal business began in 1993 with the organization of Ferris Productions, Inc.  Ferris designed, developed, distributed, and operated virtual reality products for the entertainment, simulation, promotion, and education markets.  “Virtual reality” is a generic term associated with computer systems that create a real-time visual/audio/haptic (touch and feel) experience.  Virtual reality immerses participants into a three-dimensional real-time synthetic environment generated or controlled by one (or several) computer(s).  In September of 2001, Ferris merged into GameCom, Inc., a publicly-held Texas company whose principal business at the time was the development and marketing of an Internet-enabled video game system.  Our historic areas of application have included the entertainment/amusement, advertising/promotion, and training/simulation markets. We effectively left the entertainment/amusement market in the spring of 2003 in order to more fully focus on the advertising/promotional and training/simulation markets.

Our “immersive virtual reality™” devices are computer-based, and allow participants to view and manipulate graphical representations of physical reality.  Stimulating the senses of sight, sound, touch, and smell simultaneously, our virtual reality devices envelop the participant in dynamic filmed or computer-generated imagery, and allow the participant to interact with what he or she sees using simple controls and body motions. Virtual reality products have traditionally employed head-mounted displays that combine high-resolution miniature image source monitors, wide field-of-view optics, and tracking sensors in a unit small and light enough to be worn on the head.  These products usually surround the participant with dynamic three-dimensional imagery, allowing the user to change perspective on the artificial scenes by simply moving his or her head.  Virtual reality devices have in the past been used primarily in connection with electronic games, as, by surrounding the player with the sights, sounds, and smells he or she would experience in the real world, play is made far more realistic than it would be if merely presented in a two-dimensional flat screen display.  Now, however, virtual reality is finding increasing applications in the advertising/promotion and training/simulation markets.

We maintain our corporate office at 2500 City West Blvd., Suite 300, Houston, Texas 77042, and our telephone number is (832) 242-1100.  We also maintain engineering, technical, and production offices, and a demonstration facility, at 5631 South 24th Street, Phoenix, Arizona 85040, with a phone number of (602) 470-1177.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company narrowed it net loss by over 67% compared to the quarter ending March 31, 2005 primarily from increased revenues, higher margins on products and services sold, and lower financing costs.

Revenues from our virtual reality product lines are somewhat unpredictable.  Our products are custom made to a particular client’s needs and delivery schedules.  Thus, our products tend to consist of a few large projects at any time, and the stage of completion of any particular project can significantly affect revenue. Revenues from our training/simulation products, at $545,938, were 330% higher than the same period last year. Work provided us by the Army Research Lab, Buckley Air Force Base and Case-Western Reserve University accounted for most of the increment. The Case-Western project was originally conceived as an advertising/promotion application for the Company’s Immersadome products. However in a very innovative fashion, the speech pathology application turned out to be an application for the Company’s flagship IVR technology; the first of its kind outside the military and law enforcement arenas, and an opportunity for VirTra Systems to exploit applications in the medical services field.  Delayed orders from customers experienced in early to mid-2004 finally commenced and were benefited from their revenue in the first quarter.  We had total revenue of $558,652 for the three months ended March 31, 2006, compared to $166,005 for the corresponding three months of 2005.  Cost of sales and services increased 72% this quarter but was proportionally lower and our gross margin improved.

General and administrative expense declined to $385,695 for the three months ended March 31, 2006, compared to $421,529 for the corresponding period of 2005.  The Company maintains tight controls on personnel additions and has become less reliant upon outside consulting, legal and other professional fees.  Interest expense and finance charges fell to $209,778 for the three months ended March 31, 2006, compared to $411,938 for the corresponding period of 2005. Despite the results of the December, 2004 debt holder conversion, the Company’s new financial arrangement with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P., included $139,225 related to stock warrants issued as financing costs, and $150,000 related to beneficial conversion cost associated with the new $750,000 debenture negotiated and completed during the first quarter of 2005.  Costs for the quarter ending March 31, 2006 related to these debentures and the debentures issued in August 2005, were $111,546 and were the result of the amortization of debt discount and beneficial conversion features.

Liquidity and Plan of Operations

As of March 31, 2006, our liquidity position remained extremely precarious.  Current liabilities grew slightly to $4,995,571 from $4,929,423 the year before as accounts payable and accrued liabilities exceeded the Company’s reduction in convertible debentures. As of March 31, 2006, there was only $421,923 in current assets available to meet those liabilities.

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

For the three months ended March 31, 2006, our net loss was $(265,471).  After taking into account the non-cash items included in that loss, our cash requirements for operations were $172,057, far less than the $625,685 cash deficit from operations in the same period of the year before.  We made capital expenditures of $9,226.  The predominant source of cash to cover the operating deficit was the sale of $300,000 in a private placement of restricted common stock.

As of March 31, 2006, the Company had $848,247 accrued for various payroll tax liabilities for prior periods. The Company had filed an offer in compromise with the Internal Revenue Service that was rejected as deficient. In May, 2006, the Company received notice from the IRS of tax liens they have been filed that relate to these accrued amounts. The Company plans to appeal a portion of the amount that the IRS claims is owed.

The opinion of our independent auditor for the year ended December 31, 2005 expressed substantial doubt as to our ability to continue as a going concern. Despite expense reductions that the Company is presently initiating, we will need substantial additional capital or new lucrative custom application projects to become profitable. In February of 2005, we entered into a financial contract with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P.  Under this arrangement, the Dutchess funds were to purchase up to $6 million of our common stock over the next three years under an equity line.  The number of shares we might have sold to the Dutchess funds was to be based upon the trading volume of our stock.  Additionally in 2005, we completed two private placements with Dutchess for $1,250,000 in convertible debentures.  Management believes that a continuation of sales growth, purchase order financing to sustain the production and additional sales of common stock will carry the Company through the next twelve months.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

31.1

Chief  Executive Officer Rule 13a-15(e)  Certification

31.2

Chief Financial Officer - Rule 13a-15(e)  Certification

32.1

Chief  Executive Officer Sarbanes-Oxley Act Section  906 Certification

32.2

Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

Date: May 24, 2006	/s/ Robert Ferris
Robert Ferris
Chief Executive Officer and President