Form 10QSB
period 2006-06-30
VIRTRA SYSTEMS INC
filed 2006-08-16
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission File Number 000-28381

VIRTRA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Texas	93-1207631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 CityWest Blvd., Suite 300 Houston, TX	77042
(Address of principal executive offices)	(Zip Code)

(832) 242-1100

(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

As of August 1, 2006, the Registrant had outstanding 88,992,401 shares of common stock, par value $.005 per share.

1 of 14

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements. VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Financial Statements:

Balance Sheet as of June 30, 2006 and December 31, 2005

3

Statement of Operations for the six months ended June 30, 2006 and 2005

4

Statement of Cash Flows for the six months ended June 30, 2006 and 2005

5

Statement of Stockholders’ Deficit for the six months ended June 30, 2006

6

Notes to Financial Statements

7

2 of 14

VIRTRA SYSTEMS, INC.

BALANCE SHEET

June 30, 2006 and December 31, 2005

__________

	June 30,	December 31,
	2006	2005
ASSETS	(Un-audited)	(Note)

Current assets:
Cash and cash equivalents	$ 80,008	$ 764
Accounts receivable	85,752	184,904
Costs and estimated earnings in excess of billings on uncompleted contracts	133,438	0
Total current assets	299,198	185,668
Property and equipment, net	911,745	951,630
Capitalized development cost, net	98,115	130,815
Other assets, net	34,135	0
Total assets	$1,343,193	$1,268,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$1,069,306	$1,095,899
Obligations under product financing arrangements	424,933	494,372
Convertible debentures, net of discounts of $187,624 and $411,254	43,611	474,876
Accounts payable	1,315,298	1,232,779
Accrued liabilities	1,747,799	1,327,702
Advances held on deposit	102,150	183,650
Billings in excess of costs and estimated earnings on uncompleted contracts		84,650
Payable to related party	44,900	35,495
Total current liabilities	4,747,997	4,929,423

Redeemable common stock, 406,458 shares at $.005 par value	1,859	1,859

Total liabilities	4,749,855	4,931,282
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 84,237,645 and 65,983,600 shares issued and outstanding	421,112	329,918
Additional paid-in capital	10,508,511	9,755,785
Accumulated deficit	(14,336,285)	(13,748,872)
Total stockholders’ deficit	(3,406,662)	(3,663,169)
Total liabilities and stockholders’ deficit	$ 1,343,193	$1,268,113

See accompanying notes to financial statements.

3 of 14

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the three months and six months ended June 30, 2006 and 2005

__________

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Custom applications:
Training/simulation	$ 223,002	$ 105,541	$ 781,654	$ 232,409
Advertising/promotion	9,526	118,628	9,526	129,422
Warranty and other revenue	1,726	30,910	1,726	59,253

Total revenue	234,254	255,079	792,906	421,084

Cost of sales and services	54,458	186,897	283,108	319,941

Gross margin	179,796	68,182	509,798	101,143

General and administrative expenses	484,037	317,544	868,679	739,073

Loss from operations	(304,241)	(249,362)	(358,881)	(637,930)

Other income (expenses):
Interest income	69	7	72	7
Interest expense and finance charges	(18,370)	(53,893)	(229,204)	(465,817)
Other income	600	18,000	600	18,000

Total other income (expenses)	(17,701)	(35,886)	(228,532)	(447,810)

Net loss	$ (321,942)	$ (285,248)	$(587,413)	$(1,085,740)

Weighted average shares outstanding	76,110,000	60,933,076	71,751,879	60,848,677

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

See accompanying notes to financial statements.

4 of 14

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the six months ended June 30, 2006 and 2005

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$ (587,413)	$ (1,085,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,458	81,356
Bad Debt Expense	31,805	-
Gain (loss) on sale of assets		(18,000)
Stock warrants issued as financing costs	-	139,225
Effect of beneficial conversion feature	223,630	150,000
Stock issued as compensation for services	(30,216)	89,750
Increase in operating assets	(67,525)	(200,604)
Increase (decrease) in accounts payable and accrued expenses	276,432	(328)

Net cash used in operating activities	(70,829)	(844,341)

Cash flows from investing activities:
Proceeds from sale of assets		18,000
Capital expenditures	(9,869)	(1,774)

Net cash used in investing activities	(9,869)	16,226
Cash flows from financing activities:
Proceeds from convertible debentures	-	750,000
Proceeds from issuance of notes payable and other advances	127,000	20,640
Payments on notes payable and other advances	(313,948)	(173,483)
Proceeds from common stock sold	416,330	76,142
Increase (decrease) in product finance obligations	(69,440)	-
Net cash provided by financing activities	159,942	673,299

Net increase (decrease) in cash and cash equivalents	79,244	(154,816)
Cash and cash equivalents at beginning of period	764	160,566

Cash and cash equivalents at end of period	$ 80,008	$ 5,750
Non-cash investing and financing activities:
Interest paid	$ 53,995	$ 25,561

Income taxes paid	$ -	$ -

Common stock issued upon conversion of debentures	$ 182,604	$ -

See accompanying notes to financial statements.

5 of 14

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the six months ended June 30, 2006

__________

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Committed	Capital	Deficit	Total

Balance at December 31, 2005	65,983,600	$ 329,918		$9,755,785	$(13,748,872)	$(3,663,169)

Other common stock issued for cash	5,789,045	28,869		158,131		187,000

Common stock issued upon conversion of debentures	6,465,000	32,325	-	286,857	-	319,182

Common stock committed for issuance	6,000,000	30,000		270,000	-	300,000

Discount from market price on shares issued				37,738		37,738

Net loss	-	-	-	-	(587,413)	(587,413)

Balance at June 30, 2006	84,237,645	$ 421,112	-	$ 10,508,511	$(14,336,285)	$ (3,406,662)

See accompanying notes to financial statements.

6 of 14

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

3.

 Acquisitions

On January 10, 2006 the Company entered into an agreement to merge with a newly-formed entity, Virtra Merger Corporation, which in anticipation of the merger, is to acquire Altatron International, Inc., and Chrysalis Manufacturing Corporation.

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

7 of 14

a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The Company has calculated the aggregate beneficial conversion feature of these convertible debentures to be $398,677 on the $750,000 debentures and $140,760 on the $500,000 debentures.

During the quarter ended June 30, 2006, the Company recognized $223,630 in interest expense related to the accretion of the debt discount and beneficial conversion features recorded on these convertible debentures – including the portion of the debentures that converted.  As of June 30, 2006, the accumulated balance of the debt discount and beneficial conversion features was $411,254.

5.

Stock Options and Warrants

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  The Company adopted SFAS 123R using the modified prospective method, therefore, the prior period financial statements will not reflect any restated amounts.  The Company estimates that there is no additional stock based compensation expense related to outstanding options to be recorded during the quarter ended June 30, 2006.   The outstanding stock options as of June 30, 2006, are based on certain performance criteria and vest upon the occurrence of an event.  Therefore, the Company used an estimate of when the event will occur to determine which options will ultimately vest and if expense should be recorded.

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock options issued during the six months ended June 30, 2006.

A summary of the Company’s stock option activity and related information for the three months ended June 30, 2006 and the year ended December 31, 2005 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited	300,000	$0.10

Outstanding – December 31, 2005	5,800,000	$0.23

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding – June 30, 2006	5,800,000	$0.23

Exercisable – June 30, 2006	4,300,000	$0.30

8 of 14

Following is a summary of outstanding stock options at June 30, 2006:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
700,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31

5,800,000	4,300,000

A summary of the Company’s stock warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding – December 31, 2004	996,703	$0.38

Granted	1,750,000	$0.29
Exercised	-
Forfeited	-

Outstanding – December 31, 2005	2,746,703	$0.29

Granted	-
Exercised	-
Forfeited	-

Outstanding – June 30, 2006	2,746,703	$0.29

6.

Going Concern Considerations

During the six months ended June 30, 2006 and 2005, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2006	2005

Net loss for the three months ended June 30	$ (587,413)	$ (1,085,740)

Accumulated deficit	$(14,336,285)	$(12,839,556)

Stockholders’ deficit	$ (3,406,662)	$ (3,871,853)

9 of 14

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

We entered the advertising/promotion market, our second, with our 2000 “Drive With Confidence Tour™” for Buick, featuring a virtual reality “test-drive” of a Buick LeSabre with PGA professional Ben Crenshaw

10 of 14

accompanying the participant.  In May of 2004, we announced our Immersa-Dome™ projection-based personal theater for this market.  As of August 1, 2006, we had sold or installed 20 Immersa-Dome systems, for the United States Army, United States Navy, Buick, Red Baron Pizza, and Pfizer.

In March of 2004, we unveiled our IVR™ line of projection-based training simulators for judgmental use-of-force, situational awareness, combat-readiness, and tactical judgment objectives.  These product lines provide the law enforcement, military, and security markets with 360-degree immersive training environments.  As of July 31, 2006,  we had received orders for 36 systems, from the United States Air Force, the United States Army, a classified Department of Defense agency, domestic law enforcement agencies, and state police and security organizations in Mexico, India, and Malaysia.  As of August 1, 2006, we had installed 13 IVR simulators, and another has been shipped overseas and is awaiting installation.

We maintain our corporate office at 2500 CityWest Boulevard, Suite 300, Houston, Texas 77042, and our telephone number is (832) 242-1100.  We also maintain engineering, technical, and production offices, and a demonstration facility, at 5631 South 24th Street, Phoenix, Arizona 85040, with a phone number of (602) 470-1177.

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

11 of 14

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

Stock-Based Compensation

We account for our stock compensation arrangements by measuring and recognizing the compensation expense for all share-based payment awards made to employees and directors based on estimated fair values as required by the Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments (SFAS 1123R).  We estimate that there is no additional stock based compensation expenses related to outstanding options to be recorded during the quarter ended June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Losses for the second quarter of 2006 expanded 13% to $322,413, on a quarter to quarter sales decline of 8.2%, to $234,254 from $255,079 in the same quarter a year ago. Revenues from our virtual reality product lines are custom made to a particular client’s needs and delivery schedules and our previous quarter’s revenue was well above the previous year.  Despite what would appear a poor showing in the Advertising/Promotion product line, we broke new ground with our simulation products this year, finding new applications in training an treatment for speech pathology with Case Western Reserve University in Ohio.

The Company’s gross profit increased in both magnitude, and as a per cent of sales, from the prior year. Despite the aforementioned sales decline, gross profits rose 163% to $179,796 from $68,182 in the same period of 2005. In earlier periods, the Company was beset with the costs of developing “content” as well as assembling and integrating the physical components. Once developed, that content can be used again and again, although to remain competitive it is imperative that we continue to improve it.

General and administrative expenses rose 52.6% to $484,508; an increase of $166,964. Ours are custom-made products, and in the second quarter of last year, the Company ramped up personnel in order to bring more of the outsourced work, in-house. In the second quarter of last year, a decision was made to add personnel in anticipation of work indicated to us by prospective customers. Four persons are present on the second quarter 2006 payroll that were not in our employ during the same period last year. Another individual was added late during the second quarter last year and that full quarter’s pay now manifests itself this year. Despite the fact that the Company’s then CEO/CFO and Secretary/Treasurer left in the most recent quarter, the cost savings from their departure has not had a full quarter’s effect. Financing costs, other than interest, rose nearly $48,000. A cash shortfall required that the company undertake  comparatively expensive actions; a private placement of unregistered common stock at a discount from market price, and project-specific purchase order financing from a non-bank financial entity. This enabled the company to acquire the components necessary to deliver on time. The purchase order financing facility has been paid.

Six months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Company’s net loss declined by 45.9% to ($587,413) from ($1,085,740) in the first six months of last year, primarily as the result of an 88.3% increase in revenue for the comparable period. Improved purchasing and scheduling techniques yielded a 64.3% gross profit of $509,798, compared to the previous year’s first half of $101,143 or 24.0% of sales. The Army Research Lab, Buckley Air Force Base and Case Western Reserve University represent the current year to date increment over the same period in 2005.

12 of 14

General and administrative expenses increased nearly $130,000 over the same period last year, which is less than the change between the second quarter of 2006 and 2005. These savings resulted primarily from less travel expense and less reliance upon outsourced professional services.  Interest expense for the fist half of 2006 was significantly lower because in 2005, we recognized the cost of debt discount and the beneficial conversion feature of the debentures issued.

Liquidity and Plan of Operations

As of June 30, 2006, our liquidity position was extremely precarious.  We had current liabilities of $ 4,747,997, including $424,933 in unconverted obligations under the lease financing for the old Ferris Productions virtual reality systems, $1,315,298 in accounts payable, and short-term notes payable of $1,069,306 some of which were either demand indebtedness or were payable at an earlier date and were in default.  Of this amount, $1,061,614 is with a bank and we are negotiating the sale of real estate to satisfy this balance.  As of June 30, 2006, there was only $299,198 in current assets available to meet those liabilities.

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

For the six months ended June 30, 2006, our net loss was $587,413.  After taking into account the non-cash items included in that loss, our cash requirements for operations were $70,829.  In addition, we made capital expenditures of $9,869 and repaid notes in the amount of $313,948.  To cover these cash requirements, the company sold additional common stock to raise $413,660. We began the third quarter with a new Immersa-Dome order from the Navy, to be built for August delivery.

The opinion of our independent auditor for the year ended December 31, 2005 expressed substantial doubt as to our ability to continue as a going concern.  We will need substantial additional capital or new lucrative custom application projects to become profitable.  In February, 2005, Dutchess Private Equities privately purchased $750,000 in convertible debentures, which were subsequently registered under an SB-2 filing, as amended on June 27, 2005.  On August 1, 2005, we entered into a private placement of $500,000 in convertible debentures with Dutchess Private Equities Fund II, L.P., which was also registered in an SB-2 filing.  During the second quarter of 2006, the company’s share price declined significantly. Dutchess had to convert more shares than anticipated when the credit facility was negotiated to generate their desired cash. Another SB-2 filing will be necessary to fulfill our commitment to the debenture holders. VirTra Systems is approaching the limits of its authorized capital.

On November 9, 2004, we attempted to forward to all the 151 holders of our old Ferris equipment leasing arrangements, the 16 holders of old Ferris debentures, and the 11 holders of our old GameCom promissory notes, an exchange offer, under which these leaseholders and noteholders could convert their leases and notes to shares of our common stock.  Despite an approximately 88 percent, in principal  amount, acceptance rate, there remains $424,933 on the balance sheet in unpaid principal and accrued interest to those who elected not to accept our offer.  Our operations may require the continued forbearance of those leaseholders and noteholders who have not yet accepted our conversion proposal.

Item 3.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under

13 of 14

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

VIRTRA SYSTEMS, INC.

Date: August 15, 2006	/s/ Perry V. Dalby
Perry V. Dalby
chief executive officer and chief financial officer

14 of 14