Form 10QSB
period 2006-09-30
VIRTRA SYSTEMS INC
filed 2006-11-16
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission File Number 000-28381

VIRTRA SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Texas	93-1207631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 CityWest Blvd., Suite 300, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(832) 242-1100

(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

As of November 10, 2006, the Registrant had outstanding 91,482,599 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Financial Statements:

Balance Sheet as of September 30, 2006 and December 31, 2005

3

Statement of Operations for the nine months ended September 30, 2006 and 2005

4

Statement of Cash Flows for the nine months ended September 30, 2006 and 2005

5

Statement of Stockholders’ Deficit for the nine months ended September 30, 2006

6

Notes to Financial Statements

7

VIRTRA SYSTEMS, INC.

BALANCE SHEET

September 30, 2006 and December 31, 2005

__________

	September 30,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$ 20,650	$ 764
Accounts receivable	184,539	184,904
Costs in Excess of Billing	192,829	-

Total current assets	398,018	185,668

Property and equipment, net	121,706	951,630
Capitalized development cost, net	81,765	130,815
Other Assets	49,926	-
Total assets	$ 651,415	$ 1,268,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 4,716	$ 1,095,899
Obligations under product financing arrangements	437,213	494,372
Convertible debentures, net of discounts of $312,228 and $299,170	99,249	474,876
Accounts payable	925,249	1,232,779
Accrued liabilities	1,983,222	1,327,702
Advances held on deposit	4,650	183,650
Billings in excess of costs and estimated earnings on uncompleted contracts	-	84,650
Payable to related party	82,252	35,495
Total current liabilities	$3,536,551	4,929,423

Redeemable common stock, 371,834 shares at $.005 par value	1,859	1,859

Total liabilities	3,538,410	4,931,282

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 100,000,000 shares authorized, 90,597,461 and 65,983,600 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	452,987	329,918
Common stock committed	130,000	-
Additional paid-in capital	10,693,024	9,755,785
Accumulated deficit	(14,163,005)	(13,748,872)
Total stockholders’ deficit	(2,886,994)	(3,663,169)
Total liabilities and stockholders’ deficit	$ 651,416	$ 1,268,113

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

For the three months and nine months ended September 30, 2005 and 2004

__________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Custom applications:
Training/simulation	$ 27,533	$ 225,474	$ 809,187	$ 457,883
Advertising/promotion	438,518	38,547	448,043	167,969
Other revenue	(3,130)	15,598	(1,403)	74,851

Total revenue	462,921	279,619	1,255,827	700,703

Cost of sales and services	178,573	126,218	461,681	446,159

Gross margin	284,348	153,401	794,146	254,544

General and administrative expenses	561,870	593,539	1,430,549	1,332,612

Net loss from operations	(277,522)	(440,138)	(636,443)	(1,078,068)

Other income (expenses):
Interest Income		50	72	57
Interest expense and finance cost	(281,054)	(105,679)	(510,258)	(571,496)
Gain on sale of fixed assets	519,073	-	519,073	18,000
Forgiveness of debt	212,782	516,220	212,782
Other income			600	516,220

Total other income (expenses)	450,873	410,591	222,269	(37,219)

Net income	$ 173,351	$ (29,547)	$ (414,133)	$(1,115,287)

Weighted average shares outstanding	88,237,504	62,283,330	88,237,504	61,326,894

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2006 and 2005

	Nine months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ (414,133)	$ (800,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,817	40,678
Amortization of deferred debt costs	76,607
Amortization of BCF and discount	(13,058)
Bad Debt Expense	31,805	-
Forgiveness of debt	(212,782)
Gain on sale of PP&E	(519,073)
Stock warrants issued as financing costs	-	139,225
Effect of beneficial conversion feature	-	150,000
Stock issued as compensation for services	30,216	64,750
Increase in operating assets	(309,795)	(154,830)
Increase (decrease) in accounts payable and accrued expenses	513,545	(65,002)

Net cash used in operating activities	(712,851)	(625,685)

Cash flows from investing activities:
Capital expenditures	(11,906)	(1,774)
Proceeds from sale of PP&E	106,689	-

Net cash provided by (used in) investing activities	94,783	(1,774)

Cash flows from financing activities:
Proceeds from convertible debentures	-	500,000
Proceeds from issuance of notes payable and other advances	108,298	-
Payments on notes payable and other advances	(70,128)	(161,303)
Proceeds from common stock committed to be issued	599,784	76,142
Increase in product finance obligations		52,064

Net cash provided by financing activities	637,954	466,903

Net increase (decrease) in cash and cash equivalents	19,886	(160,556)

Cash and cash equivalents at beginning of period	764	160,556

Cash and cash equivalents at end of period	$ 20,650	$ -

Non-cash investing and financing activities:
Interest paid	$ -	$ 9,793

Income taxes paid	$ -	$ -
Common stock issued upon conversion of debentures	$ 182,604	$ -

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the nine months ended September 30, 2006

__________

			Common	Additional Paid-In
	Common Stock		Stock		Accumulated
	Shares	Amount	Committed	Capital	Deficit	Total

Balance at December 31, 2005	65,983,600	$329,918	$ -	$9,755,785	($13,748,872)	($3,663,169)

Other common stock issued for cash	15,583,741	77,919		521,865		599,784
Common stock issued upon conversion of debentures	8,425,800	42,129		388,179		430,308

Common Stock Issued for Services	604,320	3,022		27,194		30,216
Common stock committed for issuance			130,000	-	-	130,000

Net loss	-	-	-	-	$ (414,133)	$ (414,133)

Balance at September 30, 2006	90,597,461	$ 452,987	$ 130,000	$ 10,693,024	($14,163,005)	($2,886,994)

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

3.   Acquisitions

On January 10, 2006 the Company entered into an agreement to merge with a newly-formed entity, Virtra Merger Corporation, which in anticipation of the merger, is to acquire Altatron International, Inc., Chrysalis Manufacturing Corporation and Dynalyst Manufacturing. However, the Company’s stock price declined significantly, making the acquisition much more expensive than originally estimated. Both companies are still interested in the business combination but there can be no assurance that the acquisition will be consummated.

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

During the quarter ended September 30, 2006, the Company recognized $106,143 in interest expense related to the accretion of the debt discount and beneficial conversion features recorded on these convertible debentures – including the portion of the debentures that converted.  As of September 30, 2006, the remaining balance of the debt discount and beneficial conversion features was $312,228.

5.  Stock Options and Warrants

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  The Company adopted SFAS 123R using the modified prospective method, therefore, the prior period financial statements will not reflect any restated amounts.  The Company estimates that there is no additional stock based compensation expense related to outstanding options to be recorded during the quarter ended September 30, 2006. The outstanding stock options as of September 30, 2006, are based on certain performance criteria and vest upon the occurrence of an event.  Therefore, the Company used an estimate of when the event will occur to determine which options will ultimately vest and if expense should be recorded.

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  There were no stock options issued during the nine months ended September 30, 2006.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 and the year ended December 31, 2005 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited	300,000	$0.10

Outstanding – December 31, 2005	5,800,000	$0.23

Granted	-	-
Exercised	-	-
Forfeited	1,000,000	-

Outstanding – September 30, 2006	4,800,000	$0.23

Exercisable – September 30, 2006	3,300,000	$0.30

Following is a summary of outstanding stock options at September 30, 2006:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
700,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
3,000,000	3000,000	2009	$0.31

4,800,000	3,300,000

A summary of the Company’s stock warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding – December 31, 2004	996,703	$0.38

Granted	1,750,000	$0.29
Exercised	-
Forfeited	-

Outstanding – December 31, 2005	2,746,703	$0.29

Granted	-
Exercised	-
Forfeited	-

Outstanding – September 30, 2006	2,746,703	$0.29

6. Going Concern Considerations

During the nine months ended September 30, 2006 and 2005, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2006	2005

Net loss for the nine months ended September 30	$ (414,133)	$ (1,115,287)

Negative cash flows from operations	$ (172,057)	$ (1,286,076)

Negative working capital	$ (3,138,533)	$ (4,527,986)

Accumulated deficit	$(14,163,005)	$(12,869,103)

Stockholders’ deficit	$ (2,886,994)	$ (3,415,009)

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

7.  Subsequent Event

As of September 30, 2006, the Company had $893,903 accrued for various payroll tax liabilities.  In May 2006, the Company received notices from the IRS of tax liens that have been filed related to these accrued amounts, and their intent to levy.

8.  Committed Common Stock

The company sold the land and building in Phoenix on September 15, 2006. Gross proceeds from the sale were $1,210,430. After sales related expenses and tax payments, there were $1,054,695 to apply to our loan balance with Arizona Bank. The real estate was the security for the loan.

After applying the proceeds, there remained $263,340 in principal and interest outstanding. The bank agreed to accept $130,000 worth of common stock in full satisfaction of this remaining principal and interest. The Company is approaching its limit of authorized capital and is obligated to Dutchess Advisors to continue servicing the debt through conversions. The bank agreed to wait for its common stock to be issued until the shareholders have voted on the increase in authorized capital.

The exchange of debt for equity, along with the forgiveness of unpaid rent by Ferris Holdings in the amount of $76,442 resulted in income from the forgiveness of debt in the amount of $212,782.

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

We maintain our corporate office at 2500 CityWest Blvd., Suite 300, Houston, Texas 77042, and our telephone number is (832) 242-1100.  We also maintain engineering, technical, and production offices, and a demonstration facility, at 1406 West 14th Street, Suite #101, Tempe, Arizona 85281, with a phone number of (480) 968-1488.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Company enjoyed a 65.6% increase in revenues to $462,921 compared to the same quarter of last year. VirTra Systems took orders for and began delivery on significant projects for a civilian contractor for the United States Navy (Immersadomes) and IVRs for the U.S. Marine Corps. The Company’s gross profit was $284,348, up $130,947 from last year. As a per cent of sales it dipped to 53.6% from 54.9%.

General and administrative expenses declined 5.3% to $561,870; an drop of $31,669. Included in that change are nearly $73,000 were represented by one time charges for commissions on the sale of the company’s real estate in Phoenix. Despite the non-repeating item, the company’s operating loss narrowed to $277,522, an improvement from a loss of $440,138 in the third quarter of 2005.

Interest expense rose to $281,054 from $105,679 in the prior year period, due largely to a $99,026 charge taken when reconciling the debentures to their capitalized debt discount. The Company’s share price has dropped significantly since the convertible debentures and the debt discount amortization were booked. More shares are being converted than originally envisioned when the discount amortization schedule was established and an adjustment was necessary to reflect the difference.

During the third quarter, the Company sold its real estate in Phoenix and moved our production facility into leased space. We also sold some old obsolete equipment and parts from earlier editions of our products before moving. The net gain on sale of assets was $519,073 with all but $19,100 of it coming from the building. VirTra Systems anticipated a monthly cost savings of no less than $9,000 by eliminating the real estate and building and substituting it with leased premises.

For some time, the Company had been in default on the bank loans secured by the real estate and some old equipment. Through negotiations we were able to favorably reduce the amount owed the bank and the amount owed a related party for unpaid rent, and recording  $212,782 income from the forgiveness of debt.

Net profit for the three months ending September 30, 2006 was $173,351 compared to a net loss of $29,547 in the same quarter of 2005. Both periods recorded gains from the forgiveness of debt in the financial results. Eliminating those gains, VirTra Systems would have shown a net loss of $39,431 in the third quarter of 2006 compared to a net loss of $545,767 for the third quarter of 2005.

Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005

The Company narrowed its net loss by over 62.8% compared to the nine months ending September 30, 2005 primarily from increased revenues and higher margins on products and services sold.

Revenues from our Immersadome product line achieved new highs with jobs awarded from Case Western University and a civilian contractor to the United States Navy. The Case-Western project was originally conceived as an advertising/promotion application for the Company’s Immersadome products. However in a very innovative fashion, the speech pathology application turned out to be an application for the Company’s flagship IVR technology; the first of its kind outside the military and law enforcement arenas, and an opportunity for VirTra Systems to exploit applications in the medical services field.  Total revenue for the quarter was $1,255,827, an increase of 79.2% from the first nine months of last year. The Company’s gross margin rose to 63.2% from last year’s 36.3% for the same period.

General and administrative expense $97,937, or 7.4% to $1,430,549 for the nine months ended September 30, 2006. As mentioned earlier, nearly $73,000 of that increment was a non-recurring expense associated with the sale of the real estate in Phoenix. The Company maintains tight controls on personnel additions and has become less reliant upon outside consulting, legal and other professional fees.  Overall interest expense and finance charges fell to $510,258 for the nine months ended September 30, 2006, compared to $571,496 for the corresponding period of 2005. Week by week we decrease the principal balance owed on our convertible debentures, and thus interest on the outstanding balance. The result of improved margins and comparatively flat expenses resulted in a loss from operation of $636,443 compared to $1,078,068 in the first nine months of 2005.

VirTra Systems had other income of $222,269 in the first nine months of this year, compared to a loss of $37,219. The gain on the sale of assets and income from debt forgiveness totaled  $731,855. Overall, the company recorded a net loss of $414,133 from the year earlier loss of $1,115,287.

Liquidity and Plan of Operations

As of September 30, 2006, our liquidity position was extremely precarious.  We had current liabilities of $3,536,551, including $437,213 in unconverted obligations under the lease financing for the old Ferris Productions virtual reality systems, $925,249 in accounts payable, and accrued liabilities of $1,983,222. As of September 30, 2006, there was only $309,018. of current assets available to meet those liabilities.

Historically, we have met our capital requirements, first by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, and more recently through capital contributions, loans from principal shareholders and officers, certain private placement offerings, through our previous equity line financing with Dutchess Private Equities Fund, L.P., and through our current convertible debentures with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P.

For the nine months ended September 30, 2006, our net loss was $414,133.  After taking into account the non-cash items included in that loss, our cash requirements for operations were $712,851.  In addition, we made capital expenditures of $11,906 and repaid notes in the amount of $70,128.  To cover these cash requirements, the company sold additional common stock to raise $599,784, used a portion of the proceeds of sale of its Phoenix production facility and borrowed $108,298. We began the third quarter with a new Immersa-Dome order from the Navy, to be built for August delivery. We ended the quarter with work in progress for the United States Marine Corps,  and we have firm orders in hand for deliveries to Ti Training, Lonexi (Mexico), Raytheon, Raytheon, the United States Marshall Service and further work with the Marines.

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

PART II - OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K.

(a)          Exhibits

Chief  Executive Officer and Chief Financial Officer Rule 13a-15(e)  Certification

Chief  Executive Officer and Chief Financial Officer Sarbanes-Oxley Act Section  906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

Date: November 14, 2006	______________________________
Perry V. Dalby
Chief Executive Officer

14