Form 10QSB/A
period 2006-09-30
VIRTRA SYSTEMS INC
filed 2006-12-08
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Amendment No. 1)

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

Note: This amendment corrects our statement of cash flows for the nine months ended September 30, 2005, and adds Item 2 to Part II.

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

For the three months and nine months ended September 30, 2006 and 2005

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

	Nine months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$ (414,133)	$ (1,115,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,817	122,110
Amortization of deferred debt costs	76,607
Amortization of BCF and discount	(13,058)
Bad Debt Expense	31,805	-
Forgiveness of debt	(212,782)	(516,220)
Gain on sale of PP&E	(519,073)	(18,000)
Stock warrants issued as financing costs	-	139,225
Effect of beneficial conversion feature	-	150,000
Stock issued as compensation for services	30,216	155,001
Increase in operating assets	(309,795)	(202,905)
Increase (decrease) in accounts payable and accrued expenses	513,545

Net cash used in operating activities	(712,851)	(1,286,076)

Cash flows from investing activities:
Capital expenditures	(11,906)	(5,845)
Proceeds from sale of PP&E	106,689	18,000

Net cash used in investing activities	94,783	12,155

Cash flows from financing activities:
Proceeds from convertible debentures	-	1,250,000
Proceeds from issuance of notes payable and other advances	108,298	20,640
Payments on notes payable and other advances	(70,128)	(214,915)
Proceeds from common stock committed to be issued	599,784	76,142

Net cash provided by financing activities	637,954	1,131,867

Net increase (decrease) in cash and cash equivalents	19,886	(142,054)

Cash and cash equivalents at beginning of period	764	160,556

Cash and cash equivalents at end of period	$ 20,650	$ 18,512

Non-cash investing and financing activities:
Interest paid	$ -	$ 44,620

Common stock issued upon conversion of debentures		$ 262,060

Income taxes paid	$ -	$ -
Common stock issued upon conversion of debentures	$ 182,604	$ 159,080

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

During the quarter ended September 30, 2006, the Company recognized $106143 in interest expense related to the accretion of the debt discount and beneficial conversion features recorded on these convertible debentures – including the portion of the debentures that converted.  As of September 30, 2006, the remaining balance of the debt discount and beneficial conversion features was $312,228.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from March 17, 2006 through August 21, 2006, we sold an aggregate of 15,583,741 shares of our common stock to a total of 19 accredited investors. Of those shares, 604,320 shares were issued for consulting services, and the remaining shares were issued for cash totaling $630,000. The purchasers of these shares represented that they were acquiring the shares for investment, and appropriate restrictions were placed on resale of the shares. The shares were issued in reliance upon the private offering exemption contained in section 4(2) of the Act and the accredited investor exemption contained in section 4(6) of the Act.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

31

Chief  Executive Officer and Chief Financial Officer Rule 13a-15(e)  Certification

32

Chief  Executive Officer and Chief Financial Officer Sarbanes-Oxley Act Section  906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.

Date: December 8, 2006	/s/ Perry V. Dalby
Perry V. Dalby
Chief Executive Officer