Form 10KSB
period 2006-12-31
VIRTRA SYSTEMS INC
filed 2007-04-17
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-28381

VIRTRA SYSTEMS, INC.

(Exact name of Registrant as specified in its Charter)

Texas	93-1207631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 City West Blvd, Suite 300, Houston, TX	77042
(Address of principal executive offices)	(Zip Code)

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

|__| Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of Registrant at March 15, 2007 was approximately $3,878,901. The number of shares of Registrant's common stock outstanding on March 15, 2007 was 96,972,540. Revenue for the most recent fiscal year was $1,887,768.

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

Since September, 2001 when Ferris Production, Inc. merged with GamCom, Inc. to ultimately become VirTra Systems, Inc., we have directed our efforts away from the historical areas of application in the entertainment/amusement arenas of business and toward the “immersive virtual realityTM” line of products that are computer based and that allow participants to experience, view and manipulate graphical representations of physical reality. Stimulating the senses of sight, sound, touch, and smell simultaneously, our virtual reality devices envelop the participant in dynamic filmed or computer-generated imagery, and allow the participant to interact with what he or she sees using simple controls and body motions. Virtual reality products have traditionally employed head-mounted displays that combine high-resolution miniature image source monitors, wide field-of-view optics, and tracking sensors in a unit small and light enough to be worn on the head.  These products usually surround the participant with dynamic three-dimensional imagery, allowing the user to change perspective on the artificial scenes by simply moving his or her head.  Virtual reality devices have in the past been used primarily in connection with electronic games, as, by surrounding the player with the sights, sounds, and smells he or she would experience in the real world, play is made far more realistic than it would be if merely presented in a two-dimensional flat screen display. Our emphasis is on the advertising/promotion, and training/simulation markets.

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

We maintain our corporate office at 2500 City West Blvd., Suite 300, Houston, Texas 76042, and our telephone number is (832) 242-1100.  We also maintain engineering, technical, and production offices, and a demonstration facility, at 1406 West 14th Street, Tempe, Arizona 85281, with a phone number of (480) 960-1488.

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

We made a strategic move from headset-based to projection-based technology in 2004, evidenced by the development and launch of our patented Immersa-Dome®, featuring a domed-shaped screen which surrounds the seated viewer and delivers a high-definition resolution virtual reality experience.

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

In 2006, the Case Western Reserve University project has shown enormous success and as data is being gathered and analyzed more opportunities there appear possible, as well as expansion of the technology beyond this customer to orhers.

A civilian contractor for the United States Navy awarded us a significant job in 2006. For the Navy recruiting efforts, they acquired several of  the company’s Immersa-domes with indications of further orders in the future.  We also enjoyed work from a third-party producer of customer 3-D hardware and content to their own high profile advertising clients.

Training/Simulation

Since introducing our IVR™ line of projection-based training simulators for judgmental use-of-force, situational awareness, combat-readiness, and tactical judgment objectives three years ago, we have advanced upon the technology and refined the applications.

The two IVR product lines provide the law enforcement, military, and security markets with 360-degree immersive training environments. Our IVR HD™ series, designed primarily for law enforcement objectives, was completed in January of 2004. Our military-oriented IVR 4G™ system, designed to train soldiers for “fourth generation” warfare, was debuted at the industry-leading I/ITSEC trade show in Orlando, Florida in December of that year.  “ Fourth generation” warfare, is characterized by transnational groups without territorially-based armies, engaging in highly irregular practices such as guerilla warfare, terrorist tactics, and low-intensity, close quarter conflict, enabling groups that are weaker militarily to defeat larger, stronger forces.  Fourth-generation battlefields may include the whole of the enemy's society, where small, well-trained, highly maneuverable forces may tend to dominate.

In 2005, the installation base of our IVR HD and IVR 4G models grew both internationally and domestically, as we gained new military and law enforcement customers.  We sold or installed IVR HD law enforcement simulators to law enforcement agencies in Washington County, Utah; Manistee, Michigan; Duluth, Georgia; and Charleston, South Carolina.  In addition, our IVR 4G military version simulators were sold or installed, both domestically and abroad, at MacDill AFB, Florida: Fort Hood, Texas; and at two Mexican locations. We announced our initial sale in this market in September of 2003, and, as of March 15, 2006, we had sold  to

•

all of the armed services of the United States except the Coast Guard,

•

a classified Department of Defense customer,

•

the United States Marshall Service,

•

the Department of Homeland Security,

•

several domestic law enforcement agencies, and

•

state police and security organizations in Mexico.

Our initial IVR series installation was accomplished in March of 2004 and we have follow up work there underway. Several serious inquiries from new customers, more than ever before, are being reviewed at year end

Virtual Reality Products

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

As our virtual reality experiences are usually custom applications, and we deal primarily with advertising agencies, or directly with the client, it is difficult to quantify the competition.  Sometimes companies are able to penetrate one or two particular high-tech promotions.  With over 13 years in the marketplace, we currently are not aware of any other virtual reality-based advertising/promotion company with products similar to ours.

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

With each additional sale, we have one more customer upon whom we can depend upon for a referral.  The more systems that we get into circulation, the less difficult it is to demonstrate to a prospective customer that we have a viable product.

Employees

At December 31, 2006, we employed 16 people. None of our employees are members of a union, and we consider relations with our employees to be satisfactory.

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

Third, the "drop-in" kit and magazine is non-permanent, and delivers wireless recoil to a real weapon.  The magazine is refillable, and the aiming laser features hyper-accurate collinear placement for both immersive combat training and marksmanship qualification.  Use of un-tethered training weaponry is highly desirable in firearms simulators.

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

Item 2. Description of Property

Our executive offices are located in Houston, Texas, in leased space at 2500 City West Blvd. Our monthly rent is $2,300. There is no assurance that these offices will remain sufficient for our use indefinitely. We have no plans for expanding leased administrative space in 2007.

Our production offices are located in Tempe, Arizona, in leased space that costs $7,611 per month. In September of 2006, we sold the office building owned by Ferris Holdings, L.L.C.  See “Certain Relationships and Related Transactions.”  Ferris Holdings has charged us $7,772.00 per month for our office space since August of 2000.  We had a 25 1/2-year lease with Ferris Holdings that has been canceled without penalty. From the proceeds of the building sale, we retired a significant amount of debt.

Item 3. Legal Proceedings

On May 13, 2004, suit was filed against us in the federal district court of South Carolina, in cause number 04CP402455, styled Garland and Leota Slagle v. VirTra Systems, Inc., seeking payment of the principal sum of $90,000, plus accrued interest, in equipment leases allegedly entered into by the Slagles with the former Ferris Productions, Inc. in 2001. We have contested the allegations.  In May of 2006, judgment was awarded to the plaintiff in the amount of $116,005. At present this liability remains unpaid and is accruing interest at the rate of 8% per annum.

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris Productions, Inc. 2001.  We contested the allegations.  In February of 2006, we entered into an agreed judgment in the amount of $85,000, with a contractual provision in the judgment that there would be no collection activity on the judgment prior to February of 2007.  On March 12, 2007 we received notice from counsel for the plaintiffs that  they will within 30 days begin post-judgment discovery. The company believes that adequate accruals have been made on the books.

On August 28, 2006, Virtra Systems received notice from Jones & Cannon, P.C. of Arlington, Texas, notifying the company of a lawsuit filed in the 352nd Judicial District Court of Tarrant County, Texas for fees and other charges that Jones & Cannon alleges are owed to it, in the amount of $508,362.55. The suit is for fees and charges Jones & Cannon claims to have accrued during the time that Kelly Jones, its lead partner, served as CEO of Virtra Systems, Inc. The current management and board of directors disagree with the merits of this case and have contested the matter vigorously.  On January 15, 2007 both parties agreed to a settlement of the claim.

Item 4. Submission of Matters to a Vote of Security Holders

In the fourth quarter of 2006, the matter of increasing the company’s authorized common stock by 400,000,000 shares was put to a vote of the shareholders and successfully passed..

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

		BID PRICES
YEAR	PERIOD	HIGH	LOW

2004
	First Quarter	$0.35	0.20
	Second Quarter	0.43	0.24
	Third Quarter	0.42	0.28
	Fourth Quarter	0.46	0.28
2005
	First Quarter	0.43	0.22
	Second Quarter	0.30	0.13
	Third Quarter	0.24	0.11
	Fourth Quarter	0.20	0.10
2006
	First Quarter	0.15	0.09
	Second Quarter	0.10	0.03
	Third Quarter	0.08	0.02
	Fourth Quarter	0.09	0.03

As of March 15, 2006, the reported bid price for our common stock was $0.04 per share.

Shareholders

As of December 31, 2006, we had  96,972,540 shares of common stock outstanding, held by 203 shareholders of record.

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

Results of Operations

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005.

Total revenue for the year ended December 31, 2005 was $1,887,768, 93% above 2005 revenues of $977,358. Both the training/simulation and advertising/promotion sectors showed healthy growth.

	2006	2005	%
Training/Simulation	$ 1,279,654	$ 714,435	79.1
Advertising/Promotion	$ 545,216	$ 167,969	224.5

Cost of sales and services rose only $65,946, or less than 10%, to $729,322, for the year ended December 31, 2006, from $663,376 for the year ended December 31, 2005.  Component costs of the finished products were reduced through modifications to the software and optics employed in the IVR products.

General and administrative  grew $670,106 to $2,807,575, or 31.3%. During 2006, the company’s stock price significantly declined. We repay the principal amount on our convertible debentures by issuing stock to the lender. The lower stock price resulted in far more shares being converted in order to reduce the principal, with the result being that the company exhausted its authorized capital. Although we were successful in obtaining a vote of the shareholders to increase the authorized capital from 100,000,000 shares to 500,000,000 shares, there was nonetheless a period whereby we could not fulfill our contractual conversion commitments. Penalties from the lender totaled $601,239.

Other income and expense grew to $175,622 from a loss of $401,569 in 2005. The most significant changes from the prior year were in reduced interest expenses and a gain on the sale of real estate. Our interest expense and finance charges fell to $537,944 from $939,813 the prior year. Not only had we reduced the principal amount of our convertible debentures measurably (before the authorized capital was exhausted), the sale of the company’s office building in Phoenix, AZ resulted in a gain of $521,305. Virtra Systems also recorded a $212,782 gain on the forgiveness of debt income from the real estate sale, although we had a gain the prior year of $516,220 from the exchange of certain notes payable and obligations under product financing agreements.

Liquidity and Plan of Operations

As of December 31, 2006, our liquidity position was extremely precarious. We had current liabilities of $4,392,855, including $454,980 in obligations remaining under the lease financing for the old Ferris Productions virtual reality systems, $3,233,438 in accounts payable and accrued liabilities, and short-term notes payable of $133,145. As of December 31, 2006, there was only $498.005 in current assets available to meet those liabilities.

We met our 2006 capital requirements primarily from private placement offerings of equity. During the year we sold 18,598,802 shares of common stock, and another 12,390,138 were issued upon conversion of our debentures.

For the year ended December 31, 2006, our net loss was $1,473,507.  After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $1,100,000.  In addition, we made capital expenditures of $11,865, and repaid notes and certain advances in the amount of $1,027,898.  To cover these cash requirements, we issued common stock for net cash proceeds of $704,784 and sold real estate for $1,210,430.

The opinion of our independent auditor for the year ended December 31, 2006 expressed substantial doubt as to our ability to continue as a going concern.  Although our revenues have begun to grow consistently and we approach a break-even point in terms of profitability, we will need substantial additional capital in order to build new systems and reduce our debt load. During 2005 we completed two private placements with Dutchess for $1,250,000 in convertible debentures and management believed that this equity line would allow us to continue our operations for at least the next 12 months and it did. During 2006, we did not borrow any more money except for comparatively minor working capital needs. All financings needed were funded through the sale of equity. During the year we also took bona fide steps to address the tax deficiency to the Internal Revenue Service.

Item 7.  Financial Statements

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Reports of Independent Registered Public Accounting Firms

14

Financial Statements:

Balance Sheet as of December 31, 2006

16

Statement of Operations for the years ended December 31, 2006 and 2005

17

Statement of Cash Flows for the years ended December 31, 2006 and 2005

19

Statement of Stockholders’ Deficit for the years ended December 31, 2006 and 2005

21

Notes to Financial Statements

23

James B. McElravy, CPA, P.C.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

VirTra Systems, Inc.

We have audited the accompanying balance sheet of VirTra Systems, Inc. (the “Company”) as of December 31, 2006, and the related statement of operation, stockholders’ deficit and cash flow for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VirTra Systems, Inc. as of December 31, 2006, and the results of its operations and its cash flow for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2006 is in a negative working capital position and a stockholders’ deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 2004 the Company changed its method of accounting for variable interest entities.

/s/ James B. McElravy, CPA, P.C.

Houston, Texas

March 29, 2007

HAM,

  LANGSTON &

   BREZINA, L.L.P.

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

VirTra Systems, Inc.

We have audited the accompanying statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham Langston & Brezina, L.L.P.

Houston, Texas

April 14, 2006

VIRTRA SYSTEMS, INC.

BALANCE SHEET

December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$ 91,221
Accounts receivable	406,784

Total current assets	498,005

Property and equipment, net	141,386
Capitalized development cost, net	88,074

Total assets	$ 727,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$133,145
Obligations under product financing arrangements	454,980
Convertible debentures, net of discount of $122,388	347,729
Accounts payable	848,390
Accrued liabilities	2,390,048
Advances held on deposit	39,625
Other current liabilities	71,750
Billings in excess of costs and estimated earnings on uncompleted contracts	24,946
Payable to related party	82,252

Total current liabilities	4,392,855

Redeemable common stock, 371,834 shares at $.005 par value	1,859
Total liabilities	4,394,714

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 500,000,000 shares authorized, 96,972,540, shares issued and outstanding	483,663
Common stock committed	150,000
Additional paid-in capital	10,921,467
Accumulated deficit	(15,222,379)

Total stockholders’ deficit	(3,667,249)
Total liabilities and stockholders’ deficit	$ 727,465

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

for the years ended December 31, 2006 and 2005

__________

	2006	2005

Revenue:
Custom applications
Training/simulation	$1,279,654	$714,435
Advertising/promotion	545,216	167,969
Other revenue	62,898	94,954

Total revenue	1,887,768	977,358

Cost of sales and services	729,322	663,376

Gross margin	1,158,446	313,982

Gain on legal settlement		230,000
General and administrative expenses	(2,807,575)	(2,137,469)

Loss from operations	(1,649,129)	(1,593,487)

Other income (expenses):
Forgiveness of debt income	212,782	516,220
Interest income	72	66
Interest expense and finance charges	(527,944)	(939,813)
(Gain)/Loss on Sale of Assets	(521,305)
Other income	(30,593)	21,958

Total other income (expenses)	175,622	(401,569)

Net income (loss) before accounting change	(1,473,507)	(1,995,056)

Cumulative effect of accounting change	-	-

Net income (loss)	($1,473,507)	($1,995,056)

Weighted average shares outstanding - basic	81,186,290	62,221,809

Weighted average shares outstanding – diluted	81,186,290	62,221,809
Basic net income (loss) per share:
Net income (loss) per share before accounting change	($0.02)	($0.03)
Cumulative effect of accounting change	-	-

Net income (loss) per share	($0.02)	($0.03)

Diluted net income (loss) per share:

Net income (loss) per share before accounting change	($0.02)	($0.03)
Cumulative effect of accounting change	-	-

Net income (loss) per share	($0.02)	($0.03)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2006 and 2005

__________

	2006	2005
Cash flows from operating activities:
Net income (loss)	(1,473,507)	$(1,995,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,363	163,231
Forgiveness of debt income	212,782	(516,220)
Gain on sale of assets	(521,305)	(18,000)
Bad debt expense	56,910	175,926
Common stock and options issued for services	180,216	155,720
Gain on settlement of litigation	0	(230,000)
Amortization of debt discount and beneficial conversion	176,782	406,348
Changes in operating assets and liabilities:
Accounts receivable and other	(207,814)	(175,474)
Billings in excess of costs and estimated earnings	(84,650)	(39,446)
Accounts payable	(384,389)	224,190
Accrued liabilities and other	1,341,957	373,722
Product finance obligations	(39,392)	55,974

Net cash used in operating activities	(661,047)	(1,419,085)

Cash flows from investing activities:
Capital expenditures	(11,865)	(14,536)
Proceeds from sale of assets	105,747	18,000
Common stock redeemed	-	(173)

Net cash provided by (used in) investing activities	93,882	3,291

Cash flows from financing activities:
Proceeds from issuance of notes payable and other advances	(130,067)	405,640
Proceeds from issuance of common stock	839,784	76,143
Payments on notes payable and other advances	(52,095)	(475,791)
Proceeds from convertible debentures	-	1,250,000

Net cash provided by financing activities	657,622	1,255,992

Increase (decrease) in cash and cash equivalents	90,457	(159,802)

Cash and cash equivalents, beginning of year	764	160,566

Cash and cash equivalents, end of year	91,221	$ 764

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 3,563	$ 90,743

Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activity:
Common stock issued upon conversion of debentures	$ 449,427	$ 475,954

Effect of beneficial conversion feature and debt discount on convertible debentures	$ -	$ 705,518

Common stock issued as settlement of accounts payable	$ -	$ -

Addition to note payable for late payment penalty	$ -	$ -

Common stock issued in exchange for notes payable, obligations under
product financing arrangements and accrued interest payable	$ -	$ 159,782

Cancellation of redeemable common stock	$ -	$ -

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2006 and 2005

__________

				Additional Paid-In
	Common Stock		Common Stock		Accumulated
	Shares	Amount	Committed	Capital	Deficit	Total

Balance at December 31, 2004	60,438,152	$302,191		$8,210,395	($11,753,816)	($3,241,230)

Common stock issued for services	394,334	1,971		113,498	-	115,469

Common stock issued for cash	246,352	1,232		74,911	-	76,143

Common stock issued upon conversion of obligations under financing Arrangements	393,400	1,967		157,815	-	159,782

Effect of beneficial conversion feature and warrants issued with convertible debentures

	-	-		705,518	-	705,518

Stock warrants issued for services	-	-		40,251	-	40,251

Common stock issued upon conversion of debentures	4,511,362	22,557		453,397	-	475,954

Net loss	-	-	-	-	-1,995,056	-1,995,056

Balance at December 31, 2005	65,983,600	$329,918	$ -	$9,755,785	($13,748,872)	($3,663,169)

Common stock issued for services	604,320	3,022	-	27,194	-	30,216

Common stock issued for cash	17,454,541	87,273	-	617,511	-	704,784

Common stock committed for issuance	-	-	150,000	-	-	150,000

Common stock issued for debt reduction	3,000,000	15,000		120,000		135,000

Effect of beneficial conversion feature and warrants issued with convertible debentures	-	-	-	-	-	-

Stock warrants issued for services	-	-	-	-	-	-

Common stock issued upon conversion of debentures	9,690,138	48,451	-	400,976	-	449,427

Net loss	-	-	-	-	(1,473,507)	(1,473,507)

Balance at December 31, 2006	96,732,599	$483,663	$150,000	$10,921,467	($15,222,379)	($3,667,249)

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

Accounts receivable generally arise from sales of equipment and services to various companies throughout the world.  Collateral is generally not required for credit granted.  During the years ended December 31, 2006 and 2005 the Company had three customers representing 33% and 36% of its custom application revenue, respectively.  Included in accounts receivable at December 31, 2006 is $222,630 or 55% due from these three customers.

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

Capitalized Development Costs

Capitalized development costs  consist of direct costs incurred in developing proprietary technology exclusively used in its products and costs incurred in obtaining a patent on such technology.  The intangible assets are being amortized on a straight-line basis over a five-year period.  As of December 31, 2006, accumulated amortization of these intangible assets is $125,358.  During the years ended December 31, 2006 and 2005, the Company recorded amortization expense of $59,950 and $65,408, respectively.  During the year ended December 31, 2006 the Company did not capitalize any additional development costs.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for 2004:  risk free interest rate of 4%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 71%; and a weighted average expected life of the options and warrants of 1 to 5 years.  For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance, as required by Statement 123.  There were no stock options or warrants granted to employees during 2005. During 2006, stock options were granted to key employees. The Company’s proforma information is as follows:

	2006	2005

Net income (loss) before accounting change as reported	$(1,473,507)	$(1,995,056)

Net income (loss) before accounting change–proforma	$(1,473,507)	$(1,995,056)

Basic income (loss) per share-as reported	$ (0.02)	$ (0.03)

Basic income (loss) per share-proforma	$ (0.02)	$ (0.03)

Diluted income (loss) per share-as reported	$ (0.02)	$ (0.03)

Diluted income (loss) per share-proforma	$ (0.02)	$ (0.03)

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

2.

Going Concern Considerations

During the years ended December 31, 2006 and 2005, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2006	2005

Net income (loss)	$(1,473,507)	$(1,995,056)

Negative cash flows from operations	$(661,047)	$(1,419,085)

Negative working capital	$(3,894,850)	$(4,743,755)

Accumulated deficit	$(15,222,379)	$(13,748,872)

Stockholders’ deficit	$(3,667,249)	$(3,663,169)

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

5.

Custom Application Contracts

Costs, estimated earnings and billings on uncompleted custom application contracts at December 31, 2006 are summarized below.

Costs incurred on uncompleted contracts	369,024
Estimated earnings	770,352
1,139,376

Billings to date	1,164,222

($24,946)

These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts

Billings in excess of costs and estimated earnings on uncompleted contracts	$ 24,946

6.

Property and Equipment

Property and equipment consisted of the following at December 31, 2006

:

Land
Building
Computer equipment	158,860
Office furniture and equipment	347,119

505,979

Less: accumulated depreciation	(364,593)

Property and equipment, net	141,386

Depreciation expense for the years ended December 31, 2006 and 2005 was $53,806 and $97,823, respectively.

7.

Notes Payable

Notes payable consist of the following at December 31, 2006:

Note payable to a bank, non-interest bearing,, payable in one installment of $10,000 on February 28, 2007, one installment of $10,000 payable May 31, 2007, and one final installment of $110,000 payable in one installment on August 31, 2007.	$130,000

Note payable to insurance premium finance company bearing interest at a rate of 10.59% and payable in monthly installments of $806.91	$ 3,145

Total notes payable	$ 133,145

Certain notes payable to banks contain various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of stockholders’ equity and to comply with certain financial ratios.  The Company was in violation of these covenants as of December 31, 2006 and the banks could demand full payment of all principal and interest.

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

As of December 31, 2006, the Company was in default on its remaining obligations under the product financing arrangements (See Note 9) totaling $454,980, which included accrued interest.  The Company has not made any interest payments on these obligations since September 2001 and has received notices from various individuals and entities demanding buyouts of these obligations.

9.

Debt Exchange Agreement

During 2004, the Company presented an exchange offer to the holders of certain of its notes payable and obligations under product financing arrangements whereby the debt holders were allowed to convert the principal and accrued interest related to its debt to common stock of the Company under one of three options.  Under Option A, the debt holder could receive common stock equal to 0.6 shares per dollar of principal amount he or she was owed, and was not required to lock up any of the shares he or she receives in the exchange.  Under Option B, each debt holder could receive common stock equal to 0.9 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of six months, after which the shares could be sold in six equal monthly installments.  Under Option C, each debt holder could receive common stock equal to 1.2 shares per dollar of principal amount he or she was owed, but could not sell any of the shares for a period of one year, after which the shares could be sold in six equal monthly installments. During the years ended December 31, 2005 and 2004, the Company issued 393,400 and 5,303,258 shares of its common stock in exchange for the following: (i) $0 and $183,500 in principal and $0 and $49,069 of accrued interest, respectively on its notes payable (ii) $0 and $615,531 in principal and $0 and $155,475 of accrued interest, respectively on its notes payable to stockholders and (iii) $159,782 and $5,792,176 of principal and interest, respectively, outstanding on its obligations under product financing arrangements.  As a result of this debt exchange, the Company recorded $221,720 of forgiveness of debt income in the statement of operations for the years ended December 31, 2005.

10.

Forgiveness of Debt

In addition to the forgiveness of debt income resulting from the Debt Exchange Agreement (See Note 9), the Company also wrote off various notes payable and certain other notes payable to stockholders that were settled through a lawsuit settlement.  Included in forgiveness of debt income in the statement of operations for the year ended

The company was in default on its building and equipment debt to Arizona Business Bank. We sold the property in on September 15, 2006. Negotiations with the bank resulted in an income item of $212,782 for the year ending December 31, 2006.

11.

Accrued Liabilities

Included in accrued liabilities as of December 31, 2005 is as follows:

Accrued payroll tax, including penalties and interest	$ 769,213
Accrued property tax	18,252
Accrued interest payable	541,172
Deferred revenue	58,511
Accrued commissions payable	929
Customer deposits	39,625
Accrued law suit liabilities	620.802
Other	376,106
$2,454,610

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

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 and 500,000 shares of the Company’s common stock (See Note 15).  In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants or shares of common stock using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the aggregate value of the 750,000 warrants to be $117,427 (approximately $0.16 per warrant) and the value of the 500,000 warrants to be $48,655 (approximately $0.10 per warrant). The amount allocated to the warrants as debt discount has been recognized as additional interest expense over the period from the date of issuance of the note to the earlier of the conversion date or the stated maturity date. During the year ended December 31, 2006, the Company recognized $94,945 in interest expense related to the accretion of the debt discount recorded on these convertible debentures. As of December 31, 2006, the remaining balance of the debt discount was $122,388.

In accordance with generally accepted accounting principles, in the event the conversion price on debentures is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The Company has calculated the aggregate beneficial conversion feature of these convertible debentures to be $398,677 on the $750,000 debentures and $140,760 on the $500,000 debentures. During the year ended December 31, 2006, the Company recognized $189,840 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible debentures.  As of December 31, 2006 the remaining balance of the beneficial conversion feature was $132,314.

13.

Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $12,848,500 which expire in various tax years through 2026.  Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

14.

Redeemable Common Stock

In 1997 the Company entered into an agreement to redeem 1,505,399 shares of common stock from certain stockholders at par value of $.005 per share with the consideration for such redemption to be paid pro-rata to such stockholders by March 31, 1998.  During 2000 the Company and stockholders released 727,108 shares of common stock from the redemption requirement and 287,531 shares were redeemed.  During 2004 the Company released an additional 16,559 shares of common stock from the redemption requirement and 67,743 shares of common stock were redeemed. During 2005, the Company redeemed 34,624 shares of common stock. None were redeemed in 2006 As of December 31, 2006, 371,834 shares remain to be redeemed at the option of the Company.

15.

Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.

In September 2001 the Company’s stockholders amended the 2000 Incentive Stock Option Plan (the “Plan”).  The stockholders have authorized 6,000,000 shares for the Plan and options granted under the Plan may be either incentive stock options or non-statutory stock options subject to certain restrictions as specified in the Plan.  During the years ended December 31, 2006 and 2005, no options have been granted to employees under this Plan.  As of December 31, 2006, options to purchase 100,000 shares of common stock are outstanding under the Plan.

Effective September 1, 2003, the Company granted stock options to purchase 1,000,000 shares of common stock at $0.10 per share to an employee.  Options to purchase 200,000 shares are considered vested and exercisable upon the employee generating $600,000 of revenue for the Company during the first year of employment.  Options to purchase 300,000 shares are considered vested and exercisable upon the employee generating $1,200,000 of revenue for the Company during the second year of employment.  Options to purchase 500,000 shares are considered vested and exercisable upon the employee generating $1,500,000 of revenue for the Company during the third year of employment.  These options expire at the end of each respective year if the revenue amounts are not achieved. As of December 31, 2006 options to purchase 200,000 shares of common stock became vested and exercisable resulting in compensation expense of $4,000.  As of December 31, 2006 and 2005 options to purchase 300,000 and 500,000 respectively shares of common stock expired as the revenue target was not met.  These options expire five years from the date they become vested.

Effective November 1, 2004, the Company granted options to purchase 4,000,000 shares of common stock to its CEO.  These options become vested and exercisable as follows:  (i) 2,000,000 shares at an exercise price of $0.31 per share upon 85% conversion of debt to equity related to the Debt Exchange Agreement (See Note 9); (ii) 1,000,000 shares at an exercise price of $0.31 per share upon the Company’s first profitable quarter; and (iii) 1,000,000 shares at an exercise price of $0.005 per share upon the Company achieving positive stockholders’ equity. As of December 31, 2004, options to purchase 3,000,000 shares of common stock at an exercise price of $0.31 per share, which approximated fair value at the grant date, became vested and exercisable.  During the year ended  no additional options became vested and exercisable.  These options expire on October 31, 2009.

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

In an employment agreement entereded into with Major General Perry Dalby (USA-ret.), the company on June 1, 2006 granted General Dalby options to purchase 1,000,000 shares of the company’s common stock at a strike price of $0.035 per share. The Board of Directors also granted stock options on an additional 2,000,000 shares at $0.035 per share to be vested as follows: (i) 500,000 shares if the stock price averages $.10 per share for one quarter, (ii) 500,000 shares if the stock price averages $.25 or higher for one quarter, (iii) 500,000 shares if the stock price averages $.50 per share for one quarter and (iv) 500,000 shares if the stock price averages $1.00 or higher for one quarter.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2006 and 2005 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited/cancelled	-300,000	$0.10

Outstanding – December 31, 2005	5,800,000	$0.23

Exercisable – December 31, 2005	4,300,000	$0.30

Granted	3,000,000	$0.035
Exercised	-	-
Forfeited/cancelled

Outstanding – December 31, 2006	8,800,000	$0.16

Following is a summary of outstanding stock options at December 31, 2005:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
700,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31
3,000,000	1,000,000	2010	$.035
8,800,000	5,300,000

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2005 the Company received $76,142 of net proceeds from the issuance of 246,352 shares of its common stock related to this agreement.

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

A summary of the Company’s stock warrant activity and related information is as follows:

		Weighted Average Exercise
		Price
	Number of Shares

Outstanding at December 31, 2004	996,703	$0.38

Granted	1,750,000	$0.29
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2005	2,746,703	$0.29

Granted
Exercised
Forfeited

Outstanding at December 31, 2006	2,746,703	$0.29

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

For the year ended December 31, 2005 and 2006, all of the outstanding stock options and warrants were not included in the computation of diluted net income (loss) per share since such inclusion would be antidilutive.

The following table sets for the computation of basic and diluted net income (loss) per share for the years ended December 31, 2006 and 2005:

	2006	2005

Numerator:
Net income (loss) before accounting change	($1,473,507)	($1,995,056)

Denominator:
Denominator for basic calculation weighted average shares	81,186,290	62,221,809
Dilutive common stock equivalents:
Stock options		-
Stock warrants		-

Denominator for diluted calculation weighted average shares	81,186,290	62,221,809

Net income (loss) per share:
Basic net income (loss) per share	($0.02)	($0.03)

Diluted net income (loss) per share	($0.02)	($0.03)

17.

Commitments and Contingencies

Lease Obligations

The Company rents office space in Houston, Texas on a month-to-month basis at $2,139 per month and in Tempe at $7,611 per month.  Both facilities are leased from third parties.

In prior years, the company leased office space in Arlington, Texas from the law firm of Jones & Cannon. No payments were made during the years ended December 31, 2006 and 2005.  Included in accounts payable at December 31, 2005 is $75,750 owed to the officer and stockholder for this rent.  Included in the statement of operations for the years ended December 31, 2005 is rent expense of $18,000.

These lease charges were a component of the lawsuit against us by Jones & Cannon. The company has reserved adequate amounts on its books for this liability.

Employment Contract

Effective September 1, 2003, the Company entered into a contract with an employee whereby the employee is to receive a base salary and a four percent cash commission on all sales originated by the employee.  In addition, the employee is entitled to receive options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.10 per share, if certain sales targets are achieved for each of the next three years.  If the sales targets are not achieved, the stock options will not be exercisable.  As of December 31,  the sales target in the first year was achieved, therefore, options to purchase 200,000 shares of common stock became exercisable.  During December 31, 2006 and 2005 the sales target in the second and third year was not achieved, therefore, options to purchase 300,000 and 500,000 respectively, shares of common stock were cancelled (See Note 15).

Litigation

The Company is involved in litigation related to its delinquent repayment of certain of its obligations under product financing arrangements, notes payable to stockholder and accounts payable to vendors.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows as the amounts owed to these individuals and entities have been accrued in the accompanying balance sheet.

The Company is currently a party to certain other litigation arising in the normal course of business.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

18.

Related Party Transactions

Included in other current liabilities on the balance sheet are $82,252 owed to an officer of the company for advances he has made to Virtra Systems over the years.

19.

Subsequent Events

On January 10, 2006 the Company entered into an agreement to merge with a newly-formed entity, Virtra Merger Corporation, which in anticipation of the merger, is to acquire Altatron International, Inc., Chrysalis Manufacturing Corporation and Dynalist Manufacturing. Upon completion of due diligence, the matter has been shelved indefinitely.

On September 19, 2006, we entered into a factoring arrangement intended to provide additional working capital through factoring of our accounts receivable. At the time, we were moving toward a merger with  VirTra Merger Corporation, separate company that had been formed to acquire Chrysalis Manufacturing Corporation, (a/k/a Altatron EMS) and another company. Upon consummation of those acquisitions, VMC was to be acquired by VirTra Systems, Inc.

The lender did not regard either VirTra Systems, Inc. or VMC as sufficiently creditworthy to grant a credit line without guarantees. As a result, we entered into an arrangement whereby CapNet Securities Corporation would be the borrower under the factoring arrangement, would secure its borrowings by accounts receivable of VirTra Systems and VMC, and would relend the borrowed funds to us and to VMC. We,  VMC and Daniel L. Ritz, Jr., , a principal of CapNet, jointly and severally guaranteed payment of amounts drawn under the credit arrangement up to $1,000,000.

We borrowed $100,000 under the arrangement described above, an amount which is still outstanding. We understand that VMC and/or another company associated with CapNet borrowed additional amounts under the arrangement, and that the total amount due the lender currently stands at approximately $500,000.

The expected merger with VMC did not occur. We do not intend to borrow any more money from Charter Capital/CapNet under the arrangement and VMC (now known as ComCon Manufacturing Services, Inc.) informs us that they also do not intend to borrow additional amounts under the arrangement. Charter Capital has been notified that the parties intend to discontinue the facility altogether..

Charter Capital has agreed in principle to a modification which would limit the amount of our guaranty to $200,000.

In addition to the $100,000 that the company owes under this arrangement, we also have unsecured advances $96,650 from other companies largely owned and/or controlled by Daniel L. Ritz, Jr. No further payments will be made on those advances until we have been released from our guaranty to Charter Capital.

VirTra Systems, Inc. has since formalized the credit arrangement directly with Charter Capital for repayment over 90 days, at which time the company will be unconditionally released from the guarantee. As of March 30, 2007, we are current with Charter Capital.

During the course of 2006, the prospectus covering the registration of shares for conversion by Dutchess Private Equities lapsed, unbeknown either to VirTra Systems or Dutchess. From July through October, Dutchess continued to convert and Virtra honored their conversions to common stock in an apparent violation of securities laws. However it was not Virtra, but a selling shareholder that was selling the unregistered stock. There is no way to know whom the end buyers were so no formal offer of recission, the normal remedy in such cases, can be made. However, certain shareholders who acquired this stock during that period could seek recission.  The company’s potential liability could be up to $250,000.

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

Name	Age	Positions	Date became director or executive officer
Perry V. Dalby	63	chief executive officer and chairman of the board of directors	June 20, 2006
Bob Ferris	36	president and director	September 21, 2001
J. David Rogers	53	chief financial officer	February 1, 2007
H. Frank Stanley	43	director	July 28,2006
Thomas Cloud	43	director	November 29, 2006

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

J. David Rogers became our chief financial officer in February of 2007.  Since 2005, he has served as vice-president of corporate finance for CapNet Securities Corporation, a Houston-based NASD broker/dealer and investment bank..  In October, 2005 he became Vice President of Corporate Finance at CapNet Securities. From January of 2004, Mr. Rogers previously served as an analyst for CapNet Securities, and, prior to that, for The Dorato Group, which was then an affiliated company of CapNet Securities.  In July, 2002, he joined Institutional Capital Management, Inc. in its fixed income department.  From 1998 through 2001, Mr. Rogers was with The Tribo Companies, Houston based group of independent oil and gas exploration and production companies.  He was the assistant controller of Tri-Union Development Corporation and its subsidiary, and Controller of the other companies in the group.  Mr. Rogers, 53, served earlier in his career in operating and staff management positions for divisions of Dresser Industries, NL Industries and The Hughes Tool Company.  He holds bachelor of science and masters in business administration degrees from Southern Methodist University, and NASD licenses 7 (general securities), and 63.

H. Frank Stanley retired as a major in military intelligence from the U.S. Army after serving for over 20 years. His military experiences range from instruction and leadership in special operation tactics to weapons training. Stanley's military duties have taken him from service in the United States to Bosnia and Iraq. Most recently, he served in Baghdad, Iraq, as the Army's chief of intelligence leading the War Crimes Investigations Team, hunting Iraq's 52 most-wanted war criminals. Mr. Stanley is presently a real estate development executive with Cushman & Wakefield in Houston.

Thomas J. Cloud was appointed as a director on December 19, 2006. Mr. Cloud has served as President, CEO, and Director, of Supreme Holdings, Inc. since May of 2002.  Supreme Holdings, Inc. provides professional business services and solutions primarily to small and medium-sized businesses.  Its shares are traded on the NASDAQ Bulletin Board under the symbol SUHO.  From 1997 to 2001, Mr. Cloud served as founder, President and CEO of Oxford Financial Group, a boutique stock brokerage firm with headquarters in Houston, Texas.  He holds a BA in Public Speaking and Debate from South Texas State University.

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

Item 10. Executive Compensation

Summary Compensation Table

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Perry V. Dalby, CEO	2006	87,500	-	-	5,000	-	-	-	92,500
	2005	-	-	-	-	-	-	-	-
L. Kelly Jones, former CEO	2006	60,000	-	-	-	-	-	-	60,000
	2005	180,000	-	-	-	-	-	-	180,000
J. David Rogers, CFO	2006	-	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-	-
Robert L. Ferris, President	2006	80,000	-	-	-	-	-	-	80,000
	2005	120,000	-	-	-	-	-	-	120,000

We have an employment agreement with General Dalby which expires in June of 2008. Under that employment agreement General Dalby is entitled to a salary of $150,000 per year, and to receive compensation of $10,000 per quarter while a member of the Board of Directors. Both the salary and the compensation for serving as a director may be paid in stock, cash or stock options. In addition to the salary and director's fees provided for in the agreement, if we report a profitable year of at least $100,000 in net profit, the General is to receive 7.5% of net profit in the form of cash or stock. Further, he is entitled to stock options under which he may purchase up to 2,000,000 shares of our common stock at a price of $0.035 per share upon achievement of the following goals:

•

500,000 shares if our stock price averages $.10 or higher for one quarter

•

an additional 500,000 shares if the stock price averages $.25 or higher for one quarter

•

an additional 500,000 shares if the stock price averages $.50 or higher for one quarter, and

•

an additional 500,000 shares if the stock price averages $1 or higher for one quarter.

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

The following table shows certain information concerning equity awards which were outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	(#)
	Exercisable	Unexercisable	(d)	(e)		(g)	(h)	(i)	(j)
	(b)	(c)
Perry V. Dalby, CEO	1,000,000	2,000,000		0.035	2011	-	-	-	-
Robert L. Ferris, President	2,000,000		-	0.310	2009	-		-	-
L. Kelly Jones, former CEO	3,000,000	1,000,000	-	0.310	2009			-	-

Compensation of Directors

Effective for a portion of the year 2006, members of the Board of Directors are paid $10,000 per quarter, payable in common stock of the company.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive	Non-Qualified Deferred Compensation Earnings	All	Total ($)
(a)	($)	(c)	(d)	Plan Compensation	($)	Other Compensation ($)	(j)
	(b)			($)	(f)	(g)
				(e)
Perry V. Dalby	7,500	20,000	-	-	-	-	27,500
Michael Kitchen		23,330	-	-	-	-	23,330
H. Frank Stanley		23,330	-	-	-	-	23,330
Thomas Cloud		3,333	-	-	-	-	3,333

General Dalby's cash compensation was for his period as an advisory director, and prior to his appointment as CEO.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 15, 2007, information about equity securities we believe to be owned of record or beneficially by

•

each of our directors;

•

each person who owns beneficially more than 5% of any class of our outstanding equity securities; and

•

all of our directors and executive officers as a group.

Shareholder’s Name and Address	Number of Shares Owned	Percent
L. Kelly Jones 440 North Center Arlington, Texas 76011	7,088,752 (5)	7.1% (1)
Bob Ferris 1941 South Brighton Circle Mesa, Arizona 85208	7,860,240 (2)	7.9% (1)
L. Andrew Wells 1011 Compass Cove Circle Spring, Texas 77379	5,530,120(4)	5.6% (1)
Perry V. Dalby 1400 N Loop 121 Belton, Texas 76513	4,000,000 (3)	4.0% (1)

all officers and directors as a group (4 persons)	11,860,240	11.5% (1)

* less than 1%.

(1)

based on 96,972,540 shares outstanding, fully diluted to 105,772,540 if all options exercised

(2)

Includes options for 2,800,000 shares exercisable within sixty days

(3)

Includes options for 3,000,000 shares exercisable within sixty days

(4)

Includes 2,000,000 shares owed for consulting services rendered, but yet to be distributed

(5)

includes incentive conditional options to purchase 3,000,000 shares of our common stock for $930,000, which are exercisable within 60 days.

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

Item 12.  Certain Relationships and Related Transactions

Mr. Ferris, our president, is the owner of Ferris Holdings, L.L.C., which was the landlord on the lease for our engineering, technical, and production facilities in Phoenix, Arizona.  On December 31, 2004, we adopted FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities (Revised)”.  This accounting change added assets and liabilities to the balance sheet as of that date resulting from the consolidation of Ferris Holdings, L.L.C., into our financial statements.  Ferris Holdings, L.L.C. is an entity 100% owned by Mr. Ferris, and the entity’s only asset is the land and building in Phoenix, Arizona, which we currently lease,  Since we also guarantee the debt related to this property, we have an implicit variable interest in this entity.  This accounting change resulted in $827,263 of additional property and equipment, net of accumulated depreciation, a $67,885 reduction in note receivable from a related party, and $805,856 of additional notes payable, but did not require an adjustment to earnings and is not expected to affect future earnings or cash flows.  The accounting change did result in a loss of $(46,478), which is reported as a “Cumulative effect of accounting change” in the accompanying statement of operations.  On September 15, 2006, the building was sold and Virtra was released from the lease without penalty. The company now leases space from an unrelated third party.

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

Item 13. Exhibits

N/A

Item 14. Principal Accountant Fees and Services.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $50,000 and $76,477 for each of the fiscal years ended December 31, 2005 and 2006, respectively.

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

/s/ Perry V. Dalby

Perry V. Dalby, chief executive officer

Dated April 15, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Perry V. Dalby	chief executive officer and director
Perry V. Dalby
/s/ Bob Ferris	president and director
Bob Ferris
/s/ J. David Rogers	chief financial officer
J. David Rogers
/s/ H. Frank Stanley	director
H. Frank Stanley
_____________________ Thomas Cloud	director