Form 10QSB
period 2007-03-31
VIRTRA SYSTEMS INC
filed 2007-05-15
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

YES |X| NO |_|

As of April 27, 2006, the Registrant had outstanding 102,257,599 shares of common stock, par value $.005 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

VIRTRA SYSTEMS, INC.

TABLE OF CONTENTS

__________

Page(s)

Financial Statements:

VIRTRA SYSTEMS, INC.
BALANCE SHEET
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:

Cash and equivalents	$ 97,751	$ 91,221
Accounts receivable	313,759	406,784
Allowance for Uncollectible Accounts	(135,000)	-
Cost in Excess of Billings	96,027	-

Total Current Assets	372,536	498,005

Property and equipment, net	87,852	96,839
Capitalized development cost, net	99,062	115,412
Other Assets	16,056	17,209

Total Assets	575,506	727,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes payable	120,000	133,145
Obligations under product financing arrangements	348,586	454,980
Accounts payable	695,352	848,390
Accrued liabilities	2,269,942	2,390,039
Advances held on deposit	189,331	39,625
Convertible debentures net of discount of $122,388	347,729	347,729
Other current liabilities	129,420	71,750
Payable to related party	82,252	82,252
Billing in excess of cost on uncompleted contracts	-	24,946

Total Current Liabilities	4,182,613	4,392,856

Redeemable common stock, 371,834 shares at $.005 par value	1,859	1,859

Total Liabilities	4,184,472	4,394,715

Commitments and contingencies

Stockholders' deficit:

Common Stock, $.005 par value, 500,000,000 shares authorized, 102,257,599 and 99,732,599 share issued and outstanding as of March 31, 2007 and December 31, 2006 respectively	511,288	483,663
Common Stock Committed	225,000	150,000
Additional Paid in Capital	11,171,743	10,921,467
Accumulated Deficit	(15,516,997)	(15,222,379)
Total stockholders' deficit	(3,608,966)	(3,667,249)
Total liabilities and stockholders' equity	$ 575,506	$ 727,466

See accompanying notes to financial statements

VIRTRA SYSTEMS, INC.
STATEMENT OF OPERATIONS
For the three months ended March 31, 2007and 2006

	Three Months Ended March 31,
	2007	2006
Revenue:
Custom applications:
Training/simulation	$ 106,977	$ 545,938
Advertising/promotion	102,676	-
Other Revenue	29,733	12,714

Total revenue	239,386	558,652

Cost of sales and services	197,174	228,650

Gross margin	42,212	330,002

General and administrative expenses	537,782	385,695

Net loss from operations	(495,570)	(55,693)

Other income (expenses)
Interest expense	(75,468)	(209,788)
Gain on Legal Settlement	273,607	-
Gain/(Loss) on sale of assets	2,813	-

Total other income (expenses)	(200,952)	(209,788)

Net loss	$ (294,618)	$ (265,471)

Weighted averages shares outstanding	100,637,475	67,396,767

Basic and diluted earnings per share	($0.003)	($0.004)

VIRTRA SYSTEMS, INC.
STATEMENT OF CASH FLOWS
for the three months ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$ (294,618)	$ (265,471)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	27,587	40,941
Bad Debt Expense	135,035	25,105
Effect of beneficial conversion feature	-	111,546
Stock issued as compensation for services	(150,000)	-
Gain/(Loss) on sale of assets	(273,607)	-
Gain/(Loss) on sale of assets	(2,813)	-
Increase in operating assets	133,186	(327,473)
Increase (decrease) in accounts payable and accrued liabilities	247,338	243,295
Net cash used in operating activities:	(177,891)	(172,057)

Cash flows from investing activities:
Capital expenditures	(2,249)	(9,226)
Proceeds from sale of PP&E	2,813	-
Net cash used in investing activities	564	(9,226)

Cash flows from financing activities:
Proceeds from issuance of notes payable and other advances	106,770	127,000
Payments on notes payable and other advances	(200,744)	(160,720)
Proceeds from common stock to be issued	-	300,000
Increase in product finance obligations	-	12,281
Sales of common stock	277,901	-
Net cash provided by financing activities	183,927	278,561

Net increase (decrease) in cash and cash equivalents	6,600	97,278

Cash and cash equivalents at beginning of period	91,221	764

Cash and cash equivalents at end of period
	$ 97,821	$ 98,042

Non-cash operating, investing and financing activities:
Common stock committed for legal settlement	$ 225,000	$ -
Common stock issued upon conversion of debentures	$ -	$ 182,604
Reclassification of product financing obligations to accrued legal settlement	$ 106,394	$ -
Interest paid	$ 73,440	$ -

See attached notes to financial statements

VIRTRA SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2007

	Common Stock		Common Stock Committed	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of December 31, 2006	96,732,599	$483,663	$ 150,000	$ 10,921,467	$(15,222,379)	$ (3,667,249)

Common stock issued for services	3,000,000	15,000	(150,000)	135,000	-	-

Common stock issued for cash	1,875,000	9,375	-	71,875	-	81,250

Common stock committed for issuance	-	-	225,000	-	-	225,000

Common stock issued for debt reduction	650,000	3,250	-	43,401	-	46,651

Net loss	-	-	-	-	(294,618)	(294,618)

Balance at March 31, 2007	102,257,599	$511,288	$ 225,000	$ 11,171,743	$(15,516,997)	$ (3,608,966)

See attached notes to financial statements

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.

Basis of Presentation

The accompanying un-audited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

2.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

3.

 Acquisitions

On January 10, 2006 the Company entered into an agreement to merge with a newly formed entity, Virtra Merger  Corporation, which in anticipation of the merger, was to acquire Altatron International, Inc., Chrysalis Manufacturing Corporation and Dynalyst Manufacturing. After due diligence, the Company withdrew from the proposed business combination.

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

During the quarter ended March 31, 2007, the Company did not recognize any interest expense related to the accretion of the debt discount and beneficial conversion features recorded on these convertible debentures because no principal was converted to common stock. As of March 31, 2007, the remaining balance of the debt discount and beneficial conversion features was $122,388.

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

The Company periodically issues incentive stock options to key employees, officers, directors, and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons. There were no stock options issued during the three months ended March 31, 2006.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2006 follows. There was no activity in the first three months of 2007.

	Number of Shares Under Options	Weighted-Average Exercise Price
Exercisable – December 31, 2005	4,300,000	$0.30

Granted	3,000,000	$0.035
Exercised	-	-
Forfeited/cancelled

Outstanding – December 31, 2006	8,800,000	$0.16

Following is a summary of outstanding stock options at March 31, 2007:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
700,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005
4,000,000	4,000,000	2009	$0.31
3,000,000	1,000,000	2010	$.035
8,800,000	5,300,000

A summary of the Company’s stock warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding – December 31, 2004	996,703	$0.38

Granted	1,750,000	$0.29
Exercised	-
Forfeited	-

Outstanding – December 31, 2005	2,746,703	$0.29

Granted	-
Exercised	-
Forfeited	-

Outstanding – March 31, 2006	2,746,703	$0.29

6.

Possible Indemnification Claim

In October of 2005 the Company registered the sale by Dutchess Private Equities Fund II, L.P. of an aggregate of 8,000,000 shares of its common stock issuable to that company upon conversion of convertible debentures and upon exercise of warrants issued to it. On July 1, 2006, a portion of the shares covered by that registration statement remained unsold and the financial statements included in that registration statement's prospectus exceeded the maximum age for financial statements permitted under the SEC's regulations. The Company did not inform Dutchess, as it was required to do under its contract, that the prospectus could no longer be used. As a result, sales made by Dutchess after July 1, 2006 by means of the outdated prospectus were regarded as unregistered for purposes of the Securities Act of 1933, giving purchasers of those shares a right to rescind their purchases at any time within one year after the date of purchase. During the period from July 6, 2006 through October 20, 2006, Dutchess sold an aggregate of 5,434,138 shares using the updated prospectus, at prices ranging from $0.03 to $0.073. The aggregate sales price for all of those sales was $254,977. The Company is required under its agreement with Dutchess to indemnify Dutchess for any loss it might suffer as a result of any exercise of those rescission rights by purchasers. The Company is unable to predict whether any of those purchasers will seek rescission of their purchases. If they do, the Company will be obligated to indemnify Dutchess for an amount equal to the difference between the sales prices of those shares and the value of the shares it receives back from the purchasers upon rescission. If all of the purchasers were to rescind their purchases and if all of the shares taken back by Dutchess as a result or to become totally valueless, the Company would owe Dutchess $254,977 as a result of the rescission.

7.

Going Concern Considerations

During the three months ended March 31, 2007 and 2006, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2007	2006

Net loss for the three months ended March 31	$ (294,618)	$ (265,471)

Negative cash flows from operations	$ (177,891)	$ (172,057)

Negative working capital	$ (3,810,077)	$ (4,573,648)

Accumulated deficit	$(15,516,997)	$(14,014,343)

Stockholders’ deficit	$ (3,608,966)	$ (3,446,036)

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

The Company has also raised funds through debt and/or equity offerings. The company continues to raise funds through equity offerings, and needs working capital financing to fund the purchase and assembly of components into systems for resale. If successful, these additional funds would be used to pay down debt and for working capital purposes.

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

8.

Subsequent Events

As of March 31, 2007, the Company had $891,823 accrued for various payroll tax liabilities. In May 2006, the Company received notices from the IRS of tax liens that have been filed related to these accrued amounts, and in April, 2007 the Company received further notices of intent to levy by the Internal Revenue Service.

In February, 2007 the Company entered into an agreement with Charter Capital Partners, LLC to repay $184,100 in amounts that had been advanced by other companies during the course of 2006. As of April 30 2007 the Company was in default on this note to the extent of approximately $107,000.

In the first quarter of 2006, a judgment was entered against the Company in a lawsuit brought on by one of the leaseholders, Edward Slagle. As part of the agreement, the plaintiff agreed to wait one year for payment. The Company has not yet been able to pay, and in February, 2007 the Company received notice from the plaintiff’s lawyer that the plaintiff intends to enforce the judgment. The amount owed is approximately $90,000 and has been accrued for on the books.

On April 27, 2007 the Chief Executive Officer dismissed J. David Rogers, the Company’s Chief Financial Officer. General Dalby assumed the dual role of CEO and CFO. As of May 10, 2007, no accountant had yet been hired or contracted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report that are not historical are forward-looking statements, including statements regarding our expectations, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs, and availability and anticipated expense levels. All forward-looking statements included in this report are based on information available to us on this date, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report.

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

We maintain our corporate office at 2500 City West Blvd., Suite 300, Houston, Texas 77042, and our telephone number is (832) 242-1100. We also maintain engineering, technical, and production offices, and a demonstration facility, at 1406 West 14th Street, Tempe, Arizona 85281, with a phone number of (480) 968-1488.

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

Revenue Recognition

Revenue from custom application contracts are recognized on a percentage-of-completion basis, measured by the percentage of costs incurred to date, to the total estimated costs for each contract. Contract costs include all direct material, and those indirect costs related to contract performance, such as supplies, tools, and repairs costs. General and administrative costs, including all salaries and wages, are charged to expense as incurred.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company’s revenues declined by 57% to $239,386 compared to the first quarter of 2006. The net loss from operations widened to $495,570 from $55,693. A $273,607 gain on the settlement of the lawsuit with Jones & Cannon, P.C. mitigated the losses somewhat. The net loss for the first quarter of 2007 grew 11% from the prior year period to $294,618.

Despite the presence of a backlog of orders, cash constraints have continued to hamper production. Many of the components required to assemble the systems have a long lead-time between ordering and delivery and our creditworthiness with vendors often requires prepayment. In addition, custom component development on three projects delayed billings, required additional labor and component expenses to complete, all of which diluted the efforts of our production staff from significant progress on working down the backlog of orders. The end result was a reduction in gross margin to 17.6% compared to the more customary 59% experienced in the same period a year ago, in spite of receiving a significantly greater number of project orders than ever before during the first quarter.

The Company’s advertising and promotional sales activity continues to show promise with a second consecutive strong quarter.

General and administrative expense rose $152,087 in the first quarter compared to the same period last year. The biggest single item is a $135,000 provision for bad debt the company recorded on a receivable from ComCon Manufacturing Services, formerly known as Virtra Merger Corporation., which originated from assuming a debt they, or a related company, had to one of our shareholders. Salaries, wages, and payroll taxes rose $86,635 over the same period last year. The addition of a CFO represented approximately $32,000 of that. The Board of Directors is now compensated collectively at $40,000 per quarter whereas in the period a year ago, they were unpaid. The remainder is due to salary increments for existing staff. The Company maintains tight controls on personnel additions. VirTra has become less reliant upon outside consulting, legal, and other professional fees, showing a nearly $19,000 reduction compared to the same period last year. The sale of our Phoenix real estate last September manifested itself in over $13,000 less depreciation expense than in the first quarter of 2006.

Interest expense and finance charges fell to $75,468 for the quarter compared to last year’s $209,778. No charge was taken to amortize, and of the remaining debt discount and beneficial conversion feature as Dutchess Private Equities did not convert any shares in the first quarter of 2007. During the first quarter of 2006, those charges were $111,546.

Liquidity and Plan of Operations

As of March 31, 2007, our liquidity position remained extremely precarious. Though current liabilities declined slightly to $4,182,613 from $4,392,856, current assets declined as well as lower billings generated fewer customer receivables. The Company’s working capital position has improved over 16% compared to the first quarter of 2006 but it remains negative and precarious. As of March 31, 2007, there was only $372,536 in current assets available to meet current liabilities.

Historically, VirTra Systems met capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, through our previous equity line financing with Dutchess Private Equities Fund, L.P., and through our current convertible debenture with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P.

For the three months ended March 31, 2007, our net loss was $(294,618). After taking into account the non-cash items included in that loss, our cash requirements for operations were $177,891, marginally changed from the $172,057 cash deficit from operations in the same period of the year before. Capital expenditures were only $2,250. The predominant source of cash to cover the operating deficit was the sale of approximately $278,000 in a private placement of restricted common stock.

As of March 31, 2007, the Company had $891,823 accrued for various payroll tax liabilities for prior periods. After the Company’s offer in compromise with the Internal Revenue Service that was rejected as deficient last year, VirTra received notice from the IRS of tax liens that had been filed that relate to these accrued amounts. The Company later negotiated a 120-day stand still agreement in November, 2006. That agreement expired before Virtra could pay the amounts due and in March, 2007, the Company received new notices of intent to levy. The Company has engaged another law firm to negotiate a resolution with the Internal Revenue Service.

The opinion of our independent auditor for the year ended December 31, 2006 expressed substantial doubt as to our ability to continue as a going concern. Despite expense reductions that the Company has implemented, VirTra will need substantial additional capital or new lucrative custom application projects with deposits on account to become profitable. Management believes that a continuation of sales growth, purchase order financing to sustain the production and additional sales of common stock will carry the Company through the next twelve months.

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

VIRTRA SYSTEMS, INC.
Date: May 15, 2007	By: /s/ Perry V. Dalby
Perry V. Dalby
Chief Executive Officer and Chief Financial Officer

16