Form 10KSB/A
period 2006-12-31
VIRTRA SYSTEMS INC
filed 2007-05-23
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

|__| Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of Registrant at March 15, 2007 was approximately $3,878,901. The number of shares of Registrant's common stock outstanding on March 15, 2007 was 96,972,540 . Revenue for the most recent fiscal year was $1,887,768.

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

We met our 2006 capital requirements primarily from private placement offerings of equity. During the year we sold 17,454,541 shares of common stock, and another 9,690,138 were issued upon conversion of our debentures.

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

/s/ Ham Langston & Brezina, L.L.P.

Houston, Texas

April 14, 2006

VIRTRA SYSTEMS, INC.

BALANCE SHEET

December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$ 91,221
Accounts receivable	406,784

Total current assets	498,005

Property and equipment, net	141,386
Capitalized development cost, net	88,074

Total assets	$ 727,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$133,145
Obligations under product financing arrangements	454,980
Convertible debentures, net of discount of $122,388	347,729
Accounts payable	848,390
Accrued liabilities	2,390,048
Advances held on deposit	39,625
Other current liabilities	71,750
Billings in excess of costs and estimated earnings on uncompleted contracts	24,946
Payable to related party	82,252

Total current liabilities	4,392,855

Redeemable common stock, 371,834 shares at $.005 par value	1,859
Total liabilities	4,394,714

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 500,000,000 shares authorized, 96,732,599, shares issued and outstanding	483,663
Common stock committed	150,000
Additional paid-in capital	10,921,467
Accumulated deficit	(15,222,379)

Total stockholders’ deficit	(3,667,249)
Total liabilities and stockholders’ deficit	$ 727,465

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

for the years ended December 31, 2006 and 2005

__________

	2006	2005

Revenue:
Custom applications
Training/simulation	$1,279,654	$714,435
Advertising/promotion	545,216	167,969
Other revenue	62,898	94,954

Total revenue	1,887,768	977,358

Cost of sales and services	729,322	663,376

Gross margin	1,158,446	313,982

Gain on legal settlement		230,000
General and administrative expenses	(2,807,575)	(2,137,469)

Loss from operations	(1,649,129)	(1,593,487)

Other income (expenses):
Forgiveness of debt income	212,782	516,220
Interest income	72	66
Interest expense and finance charges	(527,944)	(939,813)
(Gain)/Loss on Sale of Assets	(521,305)	-
Other income	(30,593)	21,958

Total other income (expenses)	175,622	(401,569)

Net income (loss)	($1,473,507)	($1,995,056)

Weighted average shares outstanding – basic and diluted	81,186,290	62,221,809
Net income (loss) per share	($0.02)	($0.03)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2006 and 2005

__________

	2006	2005
Cash flows from operating activities:
Net income (loss)	(1,473,507)	$(1,995,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,363	163,231
Forgiveness of debt income	212,782	(516,220)
Gain on sale of assets	(521,305)	(18,000)
Bad debt expense	56,910	175,926
Common stock and options issued for services	180,216	155,720
Gain on settlement of litigation	0	(230,000)
Amortization of debt discount and beneficial conversion	176,782	406,348
Changes in operating assets and liabilities:
Accounts receivable and other	(207,814)	(175,474)
Billings in excess of costs and estimated earnings	(84,650)	(39,446)
Accounts payable	(384,389)	224,190
Accrued liabilities and other	1,677,816	373,722
Product finance obligations	(39,392)	55,974

Net cash used in operating activities	(750,752)	(1,419,085)

Cash flows from investing activities:
Capital expenditures	(11,865)	(14,536)
Proceeds from sale of assets	105,747	18,000
Common stock redeemed	-	(173)

Net cash provided by (used in) investing activities	93,882	3,291

Cash flows from financing activities:
Proceeds from issuance of notes payable and other advances	(7,692)	405,640
Proceeds from issuance of common stock	839,784	76,143
Payments on notes payable and other advances	(100,149)	(475,791)
Proceeds from convertible debentures	-	1,250,000

Net cash provided by financing activities	747,327	1,255,992

Increase (decrease) in cash and cash equivalents	90,457	(159,802)

Cash and cash equivalents, beginning of year	764	160,566

Cash and cash equivalents, end of year	91,221	$ 764

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 3,563	$ 90,743

Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activity:
Common stock issued upon conversion of debentures	$ 449,427	$ 475,954

Effect of beneficial conversion feature and debt discount on convertible debentures	$ -	$ 705,518

Common stock issued in exchange for notes payable, obligations under
product financing arrangements and accrued interest payable	$ 135,000	$ 159,782

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2006 and 2005

__________

				Additional Paid-In
	Common Stock		Common Stock		Accumulated
	Shares	Amount	Committed	Capital	Deficit	Total

Balance at December 31, 2004	60,438,152	$302,191		$8,210,395	($11,753,816)	($3,241,230)

Common stock issued for services	394,334	1,971		113,498	-	115,469

Common stock issued for cash	246,352	1,232		74,911	-	76,143

Common stock issued upon conversion of obligations under financing Arrangements	393,400	1,967		157,815	-	159,782

Effect of beneficial conversion feature and warrants issued with convertible debentures

	-	-		705,518	-	705,518

Stock warrants issued for services	-	-		40,251	-	40,251

Common stock issued upon conversion of debentures	4,511,362	22,557		453,397	-	475,954

Net loss	-	-	-	-	(1,995,056)	(1,995,056)

Balance at December 31, 2005	65,983,600	$329,918	$ -	$9,755,785	($13,748,872)	($3,663,169)

Common stock issued for services	604,320	3,022	-	27,194	-	30,216

Common stock issued for cash	17,454,541	87,273	-	617,511	-	704,784

Common stock committed for issuance	-	-	150,000	-	-	150,000

Common stock issued for debt reduction	3,000,000	15,000		120,000		135,000

Effect of beneficial conversion feature and warrants issued with convertible debentures	-	-	-	-	-	-

Stock warrants issued for services	-	-	-	-	-	-

Common stock issued upon conversion of debentures	9,690,138	48,451	-	400,976	-	449,427
Net loss	-	-	-	-	(1,473,507)	(1,473,507)

Balance at December 31, 2006	96,732,599	$483,663	$150,000	$10,921,467	($15,222,379)	($3,667,249)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

__________

1.

Background and Summary of Significant Accounting Policies

Background

GameCom, Inc. (“GameCom”), a Texas corporation, was founded in 1996.  Effective September 21, 2001 GameCom merged with Ferris Productions, Inc. (“Ferris”) (together “the Company”) and the Company changed its name to VirTra Systems, Inc. (“VirTra”).  The Company is headquartered in Houston, Texas, with a production facility located in Phoenix, Arizona.  The Company develops, manufactures and operates technically advanced personal computer and non-personal computer based products including virtual reality (“VR”) products for the training/simulation and advertising/promotion markets.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 — Revised 2004, Share-Based Payment, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee's or non-employee's service period, which is generally the vesting period of the equity grant.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with FAS 123.   As allowed under SFAS 123, the Company accounted for its stock-based compensation to employees using the intrinsic value method of accounting which bases compensation expense on the difference between the quoted market price of the award at the measurement date less the amount, if any, the employee is required to pay for the stock.   As of December 31, 2005, there were no stock-based awards to employees.

The Company adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated as a result of the adoption of this pronouncement. Under this method, compensation cost recognized during the year ended December 31, 2006 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all stock-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.    The Company's forfeiture estimates were not changed as a result of adopting SFAS 123(R). "

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for 2004:  risk free interest rate of 4%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 71%; and a weighted average expected life of the options and warrants of 1 to 5 years.  For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance, as required by Statement 123.  There were no stock options or warrants granted to employees during 2005. During 2006, stock options were granted to key employees. The Company’s proforma information is as follows:

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

Recently Issued Accounting Pronouncements

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)), which revises SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25).

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

3.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the purchase of equipment and services.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2006 all accounts receivable are considered collectible and the allowance for doubtful accounts is $0.

4.

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

8.

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

9.

Forgiveness of Debt

In addition to the forgiveness of debt income resulting from the Debt Exchange Agreement (See Note 9), the Company also wrote off various notes payable and certain other notes payable to stockholders that were settled through a lawsuit settlement.  Included in forgiveness of debt income in the statement of operations for the year ended December 31, 2005 is $294,500 related to these settlements.

The company was in default on its building and equipment debt to Arizona Business Bank. We sold the property in on September 15, 2006. Negotiations with the bank resulted in an income item of $212,782 for the year ending December 31, 2006.

10.

Accrued Liabilities

Included in accrued liabilities as of December 31, 2006 is as follows:

Accrued payroll tax, including penalties and interest	$ 769,213
Accrued property tax	18,252
Accrued interest payable	541,172
Deferred revenue	58,511
Accrued commissions payable	929
Accrued law suit liabilities	620.802
Other	381,169
$2,390,048

11.         Convertible Debentures

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

In accordance with generally accepted accounting principles, in the event the conversion price on debentures is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The Company has calculated the aggregate beneficial conversion feature of these convertible debentures to be $398,677 on the $750,000 debentures and $140,760 on the $500,000 debentures. During the years ended December 31, 2006, and December 31, 2005, the Company recognized $189,840 and $312,095 respectively in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible debentures.  As of December 31, 2006 the remaining balance of the beneficial conversion feature was $132,314.

12.

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

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2006 are as follows:

Deferred tax assets:
Net operating losses	$4,158,907
Valuation allowance	(4,153,991)

Total deferred tax assets	4,916.00

Deferred tax liabilities:
Property and equipment	(4,916)

Total deferred tax liability	(4,916)

Net deferred tax asset (liability)	$ -

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
	Amount	%	Amount	%

Provisioin (benefit) for income tax at federal statutory rate	($500,992)	-34	($678,319)	-34
Increase (decrease) in valuation allowance	290,664	28.2	562,758	28.2
Non-deductible interest and financing costs	156,096	6.9	138,158	6.9
Non-deductible compensation expense	52,700	2.6	52,945	2.6
Non-deductible lawsuit (gain) loss		-3.9	-78,200	-3.9
Other	1,532.00	0.2	2658.00	0.2

	$ 0	0	$ -	0

13.

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

14.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2006 and 2005 follows:

	Number of Shares Under Options	Weighted-Average Exercise Price

Outstanding – December 31, 2004	6,100,000	$0.22

Granted	-	-
Exercised	-	-
Forfeited/cancelled	(300,000)	$0.10

Outstanding – December 31, 2005	5,800,000	$0.23

Exercisable – December 31, 2005	4,300,000	$0.30

Granted	3,000,000	$0.035
Exercised	(500,000)	$0.10
Forfeited/cancelled

Outstanding – December 31, 2006	8,300,000	$0.16

Following is a summary of outstanding stock options at December 31, 2006:

Number of Shares	Vested	Expiration Date	Weighted Average Exercise Price

100,000	100,000	2012	$0.21
200,000	200,000	2009	$0.10
1,000,000	-	2009	$0.005

4,000,000	4,000,000	2009	$0.31
3,000,000	1,000,000	2010	$.035
8,300,000	5,300,000

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

Upon accepting employment in 2006, General Dalby was awarded options to purchase $1,000,000 shares of common stock of the company at a strike price of $0.035. At the time of the grant, the market price of the stock was $.04. The company recorded an expense of $5,000.

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

15.

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

16.

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

Employment Contract

Effective September 1, 2003, the Company entered into a contract with an employee whereby the employee is to receive a base salary and a four percent cash commission on all sales originated by the employee.  In addition, the employee is entitled to receive options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.10 per share, if certain sales targets are achieved for each of the next three years.  If the sales targets are not achieved, the stock options will not be exercisable.  As of December 31, 2004 the sales target in the first year was achieved, therefore, options to purchase 200,000 shares of common stock became exercisable.  During December 31, 2006 and 2005 the sales target in the second and third year was not achieved, therefore, options to purchase 300,000 and 500,000 respectively, shares of common stock were cancelled (See Note 14).

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

17.

Related Party Transactions

Included in other current liabilities on the balance sheet are $82,252 owed to an officer of the company for advances he has made to Virtra Systems over the years.

18.

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

On February 28, 2007 VirTra Systems, Inc. formalized the credit arrangement directly with Charter Capital for repayment over 90 days, at which time the company will be unconditionally released from the guarantee. As of March 30, 2007, we are current with Charter Capital.

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

Name	Age	Positions	Date became director or executive officer
Perry V. Dalby	63	Chief Executive Officer and Chairman of the Board of Directors	June 20, 2006
Bob Ferris	36	President and Director	September 21, 2001
J. David Rogers	53	Chief Financial Officer	February 1, 2007
H. Frank Stanley	43	Director	July 28,2006
Thomas J. Cloud	43	Director	November 29, 2006

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees.  We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2006 or prior fiscal years.

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

There were no stock options issued in 2006.

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

Item 13. Exhibits

N/A

Item 14. Principal Accountant Fees and Services.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $50,000 and $69,289 for each of the fiscal years ended December 31, 2005 and 2006, respectively.

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

Dated May 22, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Perry V. Dalby	Chief Executive Officer, Chief Financial Officer and Director	May 22, 2006
Perry V. Dalby
/s/ Bob Ferris	President and Director	May 22, 2006
Bob Ferris
/s/ H. Frank Stanley	Director	May 22, 2006
H. Frank Stanley
/s ______ Thomas Cloud	Director