Form 10KSB/A
period 2005-12-31
VIRTRA SYSTEMS INC
filed 2007-08-20
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-28381

VIRTRA SYSTEMS, INC.

(Exact name of Registrant as specified in its Charter)

Texas	93-1207631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 City West Blvd, Suite 300, Houston TX	77042
(Address of principal executive offices)	(Zip Code)

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

Part I

STATEMENT REGARDING THIS AMENDMENT

We are amending our Annual Report on Form 10KSB/A to restate our financial statements for the years ended December 31, 2005 and the related disclosures. We have identified certain accounting errors related to the recording of our debt arrangements. We have performed an analysis of our existing debt agreements and have concluded that we incorrectly recorded our debt obligations and associated warrants as a beneficial conversion feature pursuant to EITF 98-5. Our analysis determined that the warrants associated with our convertible notes payable are derivatives as defined under SFAS No. 133 and EITF 00-19. We also did not appropriately account for financing costs incurred as a direct result of these debt arrangements.

During February 2005 and August 2005 the Company issued $750,000 and $500,000,  respectively, in convertible debentures.  These debentures contained conversion features that were based upon market value and outside of the control of the Company, as a result the Company has accounted for the convertible debt and associated warrants as derivative instrument liabilities. Additionally, the embedded conversion features of the debentures have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have amended Note 12 to disclose the derivative instrument liabilities and provide information on subsequent changes.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain/(loss) on derivative liability." Moreover, we  are now amortizing the value attributed to the conversion features as interest expense using the effective interest method over the life of the note.  The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and amortization on our statement of operations for the twelve months ended December 31, 2005 was a decrease of $326,786 in our net loss attributable to common shareholders, for a restated net loss of $1,668,270. Basic loss attributable to common shareholders per share for the year ended December 31, 2005 was not materially affected by the restatement.   The cumulative effect on our balance sheet was to increase total current liabilities by $378,732 and to reduce shareholders’ deficit by the same amount.

In all other material respects, this Amended Annual Report on Form 10-KSB/A-2 is unchanged from the Amended Annual Report on Form 10-KSB/A previously filed by us on May 23, 2007. This Amended Annual Report on Form 10-KSB-2 does not attempt to modify or update any other disclosures set forth in the Form 10-KSB and Form 10-KSB/A previously filed or discuss any other developments after the respective dates of those filings except to reflect the effects of the restatements described above, certain risk factor disclosure and except as otherwise specifically identified herein.

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

Restatements

Restatements of 2005 information previously reported were made. See Note 12 for details.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re−valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, we use the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not net−cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Interest expense and finance charges increased to $1,321,211 for the twelve months ended December 31, 2005, a 37.9% increase over the $957,912 reported for the same period in 2004.  Of this amount, $375,885 resulted from charges relating to the expense of debt discount upon conversion of convertible debentures referred to in Note 12 to the financial statements.

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

Liquidity and Plan of Operations

As of December 31, 2005, our liquidity position was extremely precarious. We had current liabilities of $5,308,155, including $494,372 in obligations remaining under the lease financing for the old Ferris Productions virtual reality systems, $2,560,481 in accounts payable and accrued liabilities, and short-term notes payable of $1,095,899, some of which were either demand indebtedness or were payable at an earlier date and were in default. As of December 31, 2005, there was only $185,668 in current assets available to meet those liabilities.

To date we have met our capital requirements by acquiring needed equipment under the Ferris Productions non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, and through our convertible debentures and equity line financing with Dutchess Private Equities Fund, L.P.

For the year ended December 31, 2005, our net loss was $1,668,270.  After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $1,400,000.  In addition, we made capital expenditures of $14,536, and repaid notes and certain advances in the amount of $475,791.  To cover these cash requirements, we issued convertible debentures for $1,250,000, received proceeds from the issuance of notes payable and other advances of $405,640, and issued 246,352 shares of our common stock for net cash proceeds of $76,143.

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

As discussed in Note 12 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2005 to correct errors in its accounting for convertible notes payable and related warrants to purchase common stock.

/s/ Ham Langston & Brezina, L.L.P.

Houston, Texas

April 17, 2006, except for note 12 which is August 17, 2007

VIRTRA SYSTEMS, INC.

BALANCE SHEET

December 31, 2005

December 31, 2005

ASSETS
Cash and cash equivalents	$ 764
Accounts receivable	184,904
Costs and estimated earnings in excess of billings on uncompleted contracts	-
Total current assets	185,668

Property and equipment, net	951,630
Capitalized development cost, net	130,815
Total non-current assets	1,082,445

TOTAL ASSETS	$ 1,268,113

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Notes payable	$ 1,095,899
Obligations under product financing arrangements	494,372
Convertible debentures, net of discount of $613,286	160,760
Derivative liability	692,848
Accounts payable	1,232,779
Accrued liabilities	1,327,702
Advanced held on deposit	183,650
Billings in excess of costs and estimated earnings on uncompleted contracts	84,650
Payable to related party	35,495
Total current liabilities	5,308,155

Redeemable common stock	1,859
Total non-current liabilities	1,859

Total liabilities	$ 5,310,014

SHAREHOLDERS' DEFICIT
Common stock, $.005 par value, 100,000,000 shares authorized, 65,983,600 shares issued and outstanding	329,918
Additional paid in capital	9,050,267
Accumulated deficit	(13,422,086)
Total shareholders' deficit	(4,041,901)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,268,113

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF OPERATIONS

for the years ended December 31, 2005 and 2004

	2005	2004

REVENUE
Custom applications:
Training/simulation	$ 714,435	$ 986,816
Advertising/promotion	167,969	296,864
Other revenue	94,954	44,500
Total Revenues	977,358	1,328,180

Cost of sales and services	663,376	860,065
Gross margin	313,982	468,115

OPERATING EXPENSES
Gain on legal settlement	(230,000)	-
General and administrative expenses	2,137,469	2,820,650
Loss from operations	(1,593,487)	(2,352,535)

OTHER INCOME AND EXPENSE ITEMS:
Forgiveness of debt income	516,220	4,922,500
Interest income	66	16
Interest expense and finance charges	(1,321,211)	(957,912)
Gain on embedded derivative liability	708,184	-
Other income	21,958	500
Total other income and expense items	(74,783)	3,965,104

Net income/(loss) before accounting change	(1,668,270)	1,612,569

Cumulative effect of accounting change	-	(46,478)

Net income/(loss)	(1,668,270)	1,566,091

Weighted average shares outstanding – basic	62,221,809	51,675,342
Weighted average shares outstanding - fully diluted	62,221,809	52,450,576

Basic net income/(loss) per share:
Net income/(loss) per share before accounting change	$ (0.03)	$ 0.03
Cumulative effect of accounting change	-	-
Net income/(loss) per share	$ (0.03)	$ 0.03

Fully diluted net income/(loss) per share:
Net income/(loss) per share before accounting change	$ (0.03)	$ 0.03
Cumulative effect of accounting change	-	-
Net income/(loss) per share	$ (0.03)	$ 0.03

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENT OF CASH FLOWS

for the years ended December 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net income/(loss)	(1,668,270)	1,566,091

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	163,231	100,465
Accrued cost of product financing arrangements and amortization of debt issuance costs	-	656,019
Cumulative effect of accounting change	-	46,478
Forgiveness of debt income	(516,220)	(4,922,500)
Gain on sale of assets	(18,000)	(500)
Derivative liability gain	(708,184)	-
Expense related to derivative liability	215,504	-
Bad debt expense	175,926	148,821
Common stock and options issued for services	155,720	633,900
Gain on settlement of litigation	(230,000)	-
Amortization of debt discount	572,242	-

Changes in operating assets and liabilities:
Accounts receivable and other	(175,474)	80,423
Billings in excess of costs and estimated earnings	(39,446)	24,770
Accounts payable	224,190	219,360
Accrued liabilities and other	373,722	568,590
Product finance obligations	55,974	-
Net cash used in operating activities	(1,419,085)	(878,083)

Cash flows from investing activities:
Capital expenditures	(14,536)	(83,754)
Proceeds from sale of assets	18,000	500
Increase in capitalized development costs	-	(196,223)
Common stock redeemed	(173)	(339)
Net cash provided by/(used in) investing activities	3,291	(279,816)

Cash flows from financing activities:
Proceeds from issuance of notes payable and other advances	405,640	277,500
Proceeds from issuance of common stock	76,143	1,238,421
Payments on notes payable and other advances	(475,791)	(278,326)
Proceeds from convertible debentures	1,250,000	-
Net cash provided by financing activities	1,255,992	1,237,595

Increase (decrease) in cash and cash equivalents	(159,802)	79,696

Cash and cash equivalents, beginning of year	160,566	80,870

Cash and cash equivalents, end of year	764	160,566

Supplemental disclosure of cash flow information:
Cash paid for interest expense	90,473	36,407
Cash paid for income taxes	-	-

Non-cash investing and financing activity
Common stock issued upon conversion of debentures	475,954	-
Common stock issued as settlement of accounts payable	-	-
Addition to note payable for late payment penalty	-	48,526
Common stock issued in exchange for notes payable, obligations under product financing arrangements and accrued interest payable	159,782	2,174,336
Cancellation of redeemable common stock	-	83

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accum. Deficit	Total

Balance at December 31, 2003	48,568,628	242,843	4,174,747	(13,319,907)	(8,902,317)
Common stock issued for services	2,030,000	10,150	619,750	-	629,900
Common stock issued as settlement of accounts payable	225,000	1,125	47,131	-	48,256
Common stock issued for cash	4,294,707	21,474	1,216,947	-	1,238,421
Common stock issued in debt exchange	5,303,258	26,516	2,147,820	-	2,174,336
Effect of stock options vesting	-	-	4,000		4,000
Cancellation of redeemable common stock	16,559	83	-	-	83
Net income				1,566,091	1,566,091

Balance at December 31, 2004	60,438,152	302,191	8,210,395	(11,753,816)	(3,241,230)

Common stock issued for services	394,334	1,971	113,498	-	115,469
Common stock issued for cash	246,352	1,232	74,911	-	76,143
Common stock issued upon conversion of obligations under financing arrangements	393,400	1,967	157,815	-	159,782
Stock warrants issued for services	-	-	40,251	-	40,251
Common stock issued upon conversion of debentures	4,511,362	22,557	453,397	-	475,954
Net loss	-	-	-	(1,668,270)	(1,668,270)

Balance at December 31, 2005	65,983,600	329,918	9,050,267	(13,422,086)	(4,041,901)

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

Restatements

Restatements of 2005 information previously reported were made. See Note 12 for details.

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

	2005	2004

Net income (loss) before accounting change as reported	$(1,668,270)	$1,612,569

Net income (loss) before accounting change–proforma	$(1,668,270)	$ 837,769

Basic income (loss) per share-as reported	$ (0.03)	$ 0.03

Basic income (loss) per share-proforma	$ (0.03)	$ 0.02

Diluted income (loss) per share-as reported	$ (0.03)	$ 0.03

Diluted income (loss) per share-proforma	$ (0.03)	$ 0.02

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re−valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not net−cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

2.

Going Concern Considerations

During the years ended December 31, 2005 and 2004, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2005	2004

Net income (loss)	($1,668,270)	$1,566,091

Negative cash flows from operations	($1,419,085)	$(878,083)

Negative working capital	($5,122,487)	$(4,470,338)

Accumulated deficit	($13,422,086)	$(11,753,816)

Stockholders’ deficit	($4,041,901)	$(3,241,230)

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

Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded that these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible debentures and warrants issued as embedded derivatives.

Pursuant to SFAS 133, the Company bifurcated the conversion feature from the debentures because the conversion price is not fixed and the debentures are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

Furthermore, the Company concluded that the exercise price and the number of shares to be issued under the warrants are not fixed. Therefore, exercise of these warrants and these debentures might result in issuing an indeterminate number of shares, and it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. The Company is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company is concurrently restating its financial statements for the year ended December 31, 2005 and 2006.

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of December 31, 2005 is as follows:

Liability Amount

Convertible debentures, face amount	774,046
Unamortized discount of conversion feature	(613,286)
Embedded derivative liability - warrants	692,848

Total	853,608

The impact on statements of operations for this restatement for the year ended December 31, 2005 is as follows:

	As previously reported	Adjustments		Restated 12/31/2005
Interest Expense	(939,813)	381,398	(a)	(1,321,211)
Gain on embedded derivative liability	-	(708,184)	(b)	(708,184)

Net Loss	$(1,995,056)	(326,786)		$(1,668,270)

EPS	$(0.03)	-		$(0.03)

(a)To adjust interest expense for discount amortization associated with the bifurcation of the embedded derivatives.

(b) To record the fair value of derivatives from inception through December 31, 2005 net of bifurcation.

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

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
	Amount	%	Amount	%

Provision (benefit) for income tax at federal
statutory rate	$(567,211)	(34.0)	$ 548,273	34.0
Increase (decrease) in valuation allowance	562,758	33.7	(860,556)	(53.4)
Non-deductible interest and financing costs	27,050	1.6		-
Non-deductible compensation expense	52,945	3.2	215,526	13.4
Non-deductible lawsuit (gain) loss	(78,200)	(4.7)	95,200	5.9
Other	2,658	0.2	1,557	0.1

	$ -	0.0	$ -	0.0

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

In February 2005, the Company entered into a new investment agreement with Dutchess for up to a maximum $6,000,000 sale of its common stock.  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2005, no shares of common stock were issued under this agreement.  For the accounting treatment of this investment agreement, see Note 12.

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

During August of 2005, the Company issued stock warrants to a consultant to purchase 500,000 shares of the Company’s common stock at prices ranging from $0.25 to $0.40 per share.  These warrants vest upon grant and are exercisable over a three-year period.  Using the Black-Scholes Option Pricing Model with the following assumptions:  (i) volatility of 101%, and (ii) interest rate of 4.37%, the value of the warrants were estimated to be $20,429 which was recorded as selling, general and administrative expense in the statement of operations for the year ended December 31, 2005.

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

The following table sets for the computation of basic and diluted net income (loss) per share for the years ended December 31, 2005 and 2004:

	2005	2004

Numerator:
Net income (loss) before accounting change	$(1,668,270)	$1,612,569

Denominator:
Denominator for basic calculation weighted average shares	62,221,809	51,675,342
Dilutive common stock equivalents:
Stock options	-	341,246
Stock warrants	-	433,988

Denominator for diluted calculation weighted average shares	62,221,809	52,450,576

Net income (loss) per share:
Basic net income (loss) per share	$ (0.03)	$ 0.03

Diluted net income (loss) per share	$ (0.03)	$ 0.03

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

20.

Restatement

The Company has restated its annual financial statements from amounts previously reported on December 31, 2005. The Company previously recorded the convertible features of its debt as a beneficial conversion feature and reflected such discount as a reduction in the debt. The Company has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments.  Accordingly, the debentures and associated warrants  have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the debentures and warrants related to the debt have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 12 was amended to disclose the derivative instrument liabilities and provide information on subsequent changes.

The Company is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on derivative instrument liabilities." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the statement of operations for the year ended December 31, 2005 was a decrease in the net loss attributable to common shareholders of $326,786. This restatement had no material impact on net loss per share available to common shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.  Controls and Procedures.

Based upon the accounting error which is the subject of this restated 10-KSB/A, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are not effective to ensure that material information relating to our company is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

Perry V. Dalby, chief executive officer

Dated August 15, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chief Executive Officer, Chief Financial Officer and Director
Perry V. Dalby
President and Director
Bob Ferris
Director
H. Frank Stanley
______ Thomas Cloud	Director