Form 10KSB/A
period 2006-12-31
VIRTRA SYSTEMS INC
filed 2007-08-20
CIK 1085243

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

Part I

STATEMENT REGARDING THIS AMENDMENT

We are amending our Annual Report on Form 10KSB/A to restate our financial statements for the year ended December 31, 2006 and the related disclosures. We have identified certain accounting errors related to the recording of our debt arrangements. We have performed an analysis of our existing debt agreements and have concluded that we incorrectly recorded our debt obligations and associated warrants as a beneficial conversion feature pursuant to EITF 98-5. Our analysis determined that the warrants associated with our convertible notes payable are derivatives as defined under SFAS No. 133 and EITF 00-19. We also did not appropriately account for financing costs incurred as a direct result of these debt arrangements.

During February 2005 and August 2005 the Company issued $750,000 and $500,000,  respectively, in convertible debentures.  These debentures contained conversion features that were based upon market value and outside of the control of the Company, as a result the Company has accounted for the convertible debt and associated warrants as derivative instrument liabilities. Additionally, the embedded conversion features of the debentures have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have amended Note 11 to disclose the derivative instrument liabilities and provide information on subsequent changes.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain/(loss) on derivative liability." Morevover, we amortize the value attributed to the conversion features as interest expense.  The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and amortization on our statement of operations for the twelve months ended December 31, 2006 was a decrease of $169,650 in our net loss attributable to common shareholders, for a restated net loss of $1,303,857.  For the twelve months ended December 31, 2005, the effect was a decrease in our net loss attributable of common shareholders of $326,786, for a restated net loss of  $1,668,270.   Basic loss attributable to common shareholders per share for the year ended December 31, 2006 and 2005 was not materially affected by the restatements.   The cumulative effect on our balance sheet was to increase total current liabilities by $209,082 and $378,732 as of December 31, 2006 and 2005, respectively, and to reduce shareholders’ deficit by the same amount as of those dates.

In all other material respects, this Amended Annual Report on Form 10-KSB/A-2 is unchanged from the Amended Annual Report on Form 10-KSB/A-1  previously filed by us on May 23, 2007. This Amended Annual Report on Form 10-KSB-2 does not attempt to modify or update any other disclosures set forth in the Form 10-KSB and Form 10-KSB/A-1 previously filed or discuss any other developments after the respective dates of those filings except to reflect the effects of the restatements described above, certain risk factor disclosure and except as otherwise specifically identified herein.

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

In 2006, the Case Western Reserve University project has shown enormous success and as data is being gathered and analyzed more opportunities there appear possible, as well as expansion of the technology beyond this customer to others.

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

Total revenue for the year ended December 31, 2006 was $1,887,768, 93% above 2005 revenues of $977,358. Both the training/simulation and advertising/promotion sectors showed healthy growth.

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

Other income and expense grew to $175,622 from a loss of $401,569 in 2005. The most significant changes from the prior year were in interest expenses and a gain on the sale of real estate. Our interest expense and finance charges fell to $708,656 from $1,321,211 in the prior year. Not only had we reduced the principal amount of our convertible debentures measurably (before the authorized capital was exhausted), the sale of the company’s office building in Phoenix, AZ resulted in a gain of $521,305. Virtra Systems also recorded a $212,782 gain on the forgiveness of debt income from the real estate sale, although we had a gain in the prior year of $516,220 from the exchange of certain notes payable and obligations under product financing agreements.

Liquidity and Plan of Operations

As of December 31, 2006, our liquidity position was extremely precarious. We had current liabilities of $4,601,937, including $454,980 in obligations remaining under the lease financing for the old Ferris Productions virtual reality systems, $3,233,438 in accounts payable and accrued liabilities, and short-term notes payable of $133,145. As of December 31, 2006, there was only $498,005 in current assets available to meet those liabilities.

We met our 2006 capital requirements primarily from private placement offerings of equity. During the year we sold 17,454,541 shares of common stock, and another 9,690,138 were issued upon conversion of our debentures.

For the year ended December 31, 2006, our net loss was $1,303,857.  After taking into account the non-cash items included in that loss, our cash requirements for operations were approximately $1,100,000.  In addition, we made capital expenditures of $11,865, and repaid notes and certain advances in the amount of $1,027,898.  To cover these cash requirements, we issued common stock for net cash proceeds of $704,784 and sold real estate for $1,210,430.

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

As discussed in Note 11 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2006 to correct errors in its accounting for convertible notes payable and related warrants to purchase common stock.

/s/ James B. McElravy, CPA, P.C.

Houston, Texas

March 29, 2007, except for note 11 which is August 17, 2007

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

As discussed in Note 11 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2005 to correct errors in its accounting for convertible notes payable and related warrants to purchase common stock.

/s/ Ham Langston & Brezina, L.L.P.

Houston, Texas

April 17, 2006, except for note 12 which is August 17, 2007

/

VIRTRA SYSTEMS, INC.

BALANCE SHEET

December 31, 2006

December 31, 2006

ASSETS
Cash and cash equivalents	$ 91,221
Accounts receivable	406,784
Total current assets	498,005

Property and equipment, net	141,386
Capitalized development cost, net	88,074
Total non-current assets	229,460

TOTAL ASSETS	$ 727,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Notes payable	$ 133,145
Obligations under product financing arrangements	454,980
Convertible debentures, net of discount of $255,792	214,325
Derivative liability	342,486
Accounts payable	848,380
Accrued liabilities	2,390,048
Advanced held on deposit	39,625
Other current liabilities	71,750
Billings in excess of costs and estimated earnings on uncompleted contracts	24,946
Payable to related party	82,252
Total current liabilities	4,601,937

Redeemable common stock	1,859
Total non-current liabilities	1,859

Total liabilities	4,603,796

SHAREHOLDERS' DEFICIT
Common stock, $.005 par value, 100,000,000 shares authorized, 65,983,600 shares issued and outstanding	483,663
Common stock committed	150,000
Additional paid in capital	10,215,949
Accumulated deficit	(14,725,943)
Total shareholders' deficit	(3,876,331)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 727,465

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

for the years ended December 31, 2006 and 2005

	2006	2005

REVENUE
Custom applications:
Training/simulation	$ 1,279,654	$ 714,435
Advertising/promotion	545,216	167,969
Other revenue	62,898	94,954
Total Revenues	1,887,768	977,358

Cost of sales and services	729,322	663,376
Gross margin	1,158,446	313,982

OPERATING EXPENSES
Gain on legal settlement	-	(230,000)
General and administrative expenses	2,807,575	2,137,469
Loss from operations	(1,649,129)	(1,593,487)

OTHER INCOME AND EXPENSE ITEMS:
Forgiveness of debt income	212,782	516,220
Interest income	72	66
Interest expense and finance charges	(708,656)	(1,321,211)
Gain on embedded derivative liability	350,362	708,184
Gain on sales of assets	521,305	-
Other income	(30,593)	21,958
Total other income and expense items	345,272	(74,783)

Net income/(loss)	(1,303,857)	(1,668,270)

Weighted average shares outstanding - basic and fully diluted	81,186,290	62,221,809

Net loss per share - basic and fully diluted	$ (0.02)	$ (0.03)

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net income/(loss)	(1,301,857)	(1,668,270)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	81,363	163,231
Forgiveness of debt income	(212,782)	(516,220)
Gain on sale of assets	(521,305)	(18,000)
Derivative liability gain	(350,362)	(708,184)
Expense related to derivative liability	-	215,504
Bad debt expense	56,910	175,926
Common stock and options issued for services	180,216	155,720
Gain on settlement of litigation	-	(230,000)
Amortization of debt discount	355,494	572,242

Changes in operating assets and liabilities:
Accounts receivable and other	(207,814)	(175,474)
Billings in excess of costs and estimated earnings	(84,650)	(39,446)
Accounts payable	(384,389)	224,190
Accrued liabilities and other	1,677,816	373,722
Product finance obligations	(39,392)	55,974
Net cash used in operating activities	(750,752)	(1,419,085)

Cash flows from investing activities:
Capital expenditures	(11,865)	(14,536)
Proceeds from sale of assets	105,747	18,000
Common stock redeemed	-	(173)
Net cash provided by/(used in) investing activities	93,882	3,291

Cash flows from financing activities:
Proceeds from issuance of notes payable and other advances	7,692	405,640
Proceeds from issuance of common stock	839,784	76,143
Payments on notes payable and other advances	(100,149)	(475,791)
Proceeds from convertible debentures	-	1,250,000
Net cash provided by financing activities	747,327	1,255,992

Increase (decrease) in cash and cash equivalents	90,457	(159,802)

Cash and cash equivalents, beginning of year	764	160,566

Cash and cash equivalents, end of year	91,221	764

Supplemental disclosure of cash flow information:
Cash paid for interest expense	3,563	90,473
Cash paid for income taxes	-	-

Non-cash investing and financing activity
Common stock issued upon conversion of debentures	449,427	475,954
Common stock issued in exchange for payable from CaPnet	135,000	159,782

  Exchange of building for notes payable                                                             1,029,399

-

See accompanying notes to financial statements.

VIRTRA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2006 and 2005

	Common Stock
	Shares	Amount	Common Stock Committed	Additional Paid In Capital	Accum. Deficit	Total

Balance at December 31, 2004	60,438,152	302,191		8,210,395	(11,753,816)	(3,241,230)

Common stock issued for services	394,334	1,971		113,498	-	115,469

Common stock issued for cash	246,352	1,232		74,911	-	76,143

Common stock issued upon conversion of obligations under financing arrangements	393,400	1,967		157,815	-	159,782

Stock warrants issued for services	-	-		40,251	-	40,251

Common stock issued upon conversion of debentures	4,511,362	22,557		453,397	-	475,954

Net loss					(1,668,270)	(1,668,270)

Balance at December 31, 2005	65,983,600	329,918	-	9,050,267	(13,422,086)	(4,041,901)

Common stock issued for services	604,320	3,022	-	27,194	-	30,216

Common stock issued for cash	17,454,541	87,273	-	617,511	-	704,784

Common stock committed for issuance	-	-	150,000		-	150,000

Common stock issued for debt reduction	3,000,000	15,000	-	120,000	-	135,000

Common stock issued upon conversion of debentures	9,690,138	48,450	-	400,977	-	449,427

Net loss					(1,303,857)	(1,303,857)

Balance at December 31, 2006	96,732,599	483,663	150,000	10,215,949	(14,725,943)	(3,876,331)

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

Income (Loss) Per Share

Basic income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants. There were no commons stock equivalents included in diluted EPS at December 31, 2006 and 2005 as the effect would be anti-dilutive.

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

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with FAS 123.   As allowed under SFAS 123, the Company accounted for its stock-based compensation to employees using the intrinsic value method of accounting which bases compensation expense on the difference between the quoted market price of the award at the measurement date less the amount, if any, the employee is required to pay for the stock.   As of December 31, 2004 all options were vested and no options were granted during the calendar year ended December 31, 2005.

The Company adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated as a result of the adoption of this pronouncement. Under this method, compensation cost recognized during the year ended December 31, 2006 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all stock-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.    The Company's forfeiture estimates were not changed as a result of adopting SFAS 123(R). " Proforma information is not presented as there would be no change in the amounts reported in the periods ending December 31, 2006 and 2005, respectively.

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

2.

Going Concern Considerations

During the years ended December 31, 2006 and 2005, the Company has defaulted on its notes payable and obligations under product financing arrangements, has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

	2006	2005

Net income (loss)	$(1,303,857)	$1,668,270

Negative cash flows from operations	$(750,752)	$(1,419,085)

Negative working capital	$(4,103,932)	$(5,122,487)

Accumulated deficit	$(14,725,943)	$(13,422,086)

Stockholders’ deficit	$(3,876,331)	$(4,041,901)

These conditions create an uncertainty as to Virtra's ability to continue as a going concern.

Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Virtra is unable to continue as a going concern.

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

On September 19, 2006, we entered into a factoring arrangement intended to provide additional working capital through factoring of our accounts receivable. At the time, we were moving toward a merger with  VirTra Merger Corporation, separate company that had been formed to acquire Chrysalis Manufacturing Corporation, (a/k/a Altatron EMS) and another company. Our accounts receivable have been recorded at the net realizable amount net of any applicable factoring fees if any.

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

During the years ended December 31, 2006 and 2005, the Company issued 0 and 393,400 shares of its common stock in exchange for principal and accrued interest. As a result of these conversion base d upon the market price of the Company’s common stock at the exchange date compared to the principal and accrued interest exchanged the Company recorded a gain of  $0 and $516,220 in the statement of operations for the years ended December 31, 2006 and 2005, respectively.

9.

Forgiveness of Debt

The company was in default on its building and equipment debt to Arizona Business Bank. We sold the property in on September 15, 2006. Negotiations with the bank resulted in an income item of $212,782 for the year ending December 31, 2006 as a result of debt forgiveness. As result of our sale of this property we recorded a gain on disposal of $521,305.

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

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 and 500,000 shares of the Company’s common stock (See Note 14).

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

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of December 31, 2006 is as follows:

	2006	2005

Convertible debentures, face amount	470,117	774,046
Unamortized discount of conversion feature	(255,792)	(613,286)
Embedded derivative liability - warrants	342,486	692,848

Total	556,811	853,608

The impact on statements of operations for this restatement for the year ended December 31, 2006 is as follows:

	As previously reported	Adjustments		Restated 12/31/2006
Interest Expense	(527,944)	180,712	(a)	(708,656)
Gain on embedded derivative liability	-	(350,362)	(b)	350,362

Net Loss	$1,473,507	(169,650)		$1,303,857

EPS	$(0.02)	-		$(0.02)

(a)To adjust interest expense for discount amortization associated with the bifurcation of the embedded derivatives.

(b) To record the fair value of derivatives from inception through December 31, 2006 net of bifurcation.

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

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
	Amount	%	Amount	%

Provision (benefit) for income tax at federal statutory rate	($500,992)	(34)	($567,211)	(34)
Increase (decrease) in valuation allowance	290,664	28.2	562,758	33.7
Non-deductible interest and financing costs	156,096	6.9	27,050	1.6
Non-deductible compensation expense	52,700	2.6	52,945	3.2
Non-deductible lawsuit (gain) loss		(3.9)	(78,200)	(4.7)
Other	1,532.00	0.2	2658.00	0.2

	$ 0	0	$ -	0

13.

Common Stock

The Company had the following common stock transaction during the 12 month period ended December 31, 2006.

•

604,320 shares of stock were issued to consultants and others recorded at the fair market value of the shares issued based upon the closing price of the Company’s stock resulting in $30,216 of expense in the statement of operations.

•

17,454,541 shares were issued for cash, approximately 11,000,000 shares were issued at $0.04 as part of a private placement transaction with the reminder representing shares to Dutchess as discussed in note 15.

•

3,000,000 shares were issued to shareholder for amounts due to CapNet (see note 16), the transaction was valued at the closing price of the Company’s stock resulting in $135,000 being recorded as amounts due from CapNet.

•

9,690,138 shares were issued for the conversion of the Company’s convertible debentures resulting in $449,427 of conversions.

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

In July 2002, the Company entered into an agreement for up to a maximum $5,000,000 sale of its common stock to Dutchess Private Equities Fund, LP (“Dutchess”).  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2005, the Company received $76,142 of net proceeds from the issuance of 246,352 shares of its common stock related to this agreement.

In February 2005, the Company entered into a new investment agreement with Dutchess for up to a maximum $6,000,000 sale of its common stock.  Under this investment agreement the Company has the right to issue a “put notice” to Dutchess to purchase the Company’s common stock.  Put notices cannot be issued more frequently than every seven days.  The required purchase price is equal to 92% of the average of the four lowest closing bid prices of the common stock during the five-day period immediately following the issuance of the put notice.  Each individual put notice is subject to a maximum amount equal to 175% of the daily average volume of the common stock for the 40 trading days before the issuance of the put notice multiplied by the average of the closing bid prices of the common stock for the three trading days immediately preceding the put notice date.  Regardless of the amount stated in a put notice, the maximum amount that Dutchess is required to purchase is the lesser of the amount stated in the put notice or an amount equal to 20% of the aggregate trading volume of the common stock during the five days immediately following the date of the put notice times 92% of the average of the four lowest closing bid prices of the common stock during this five-day period.  During the year ended December 31, 2006, approximately 6,500,000 shares of common stock were issued under this agreement for proceeds of approximately $264,784.

Upon accepting employment in 2006, General Dalby was awarded options to purchase $1,000,000 shares of common stock of the company at a strike price of $0.035. At the time of the grant, the market price of the stock was $.04. The company recorded an expense of $5,000.

A summary of the Company’s stock warrant activity and related information is as follows:

		Weighted Average Exercise
		Price
	Number of Shares

Outstanding at December 31, 2004	996,703	$0.38

Granted	1,750,000	$0.29
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2005	2,746,703	$0.29

Granted	-
Exercised	-
Forfeited	-

Outstanding at December 31, 2006	2,746,703	$0.29

In connection with the issuance of Convertible Debentures in 2005 (see note 11) the Company issued stock warrants to purchase 500,000 shares of the Company’s common stock at $0.33, 250,000 shares of the Company’s common stock at the lowest market price five days prior to funding and 500,000 shares of the Company’s common stock at $0.19 per share.  These warrants are exercisable over a 5 year period.

During August of 2005, the Company issued stock warrants to a consultant to purchase 500,000 shares of the Company’s common stock at prices ranging from $0.25 to $0.40 per share.  These warrants vest upon grant and are exercisable over a three-year period.  Using the Black-Scholes Option Pricing Model with the following assumptions:  (i) volatility of 71%, and (ii) interest rate of 3.5%, the value of the warrants were estimated to be $40,251 which was recorded as selling, general and administrative expense in the statement of operations for the year ended December 31, 2005. For the accounting treatment of this investment agreement, see Note 11.

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

During the course of 2006, the prospectus covering the registration of shares for conversion by Dutchess Private Equities lapsed, unbeknown either to VirTra Systems or Dutchess. From July through October, Dutchess continued to convert and Virtra honored their conversions to common stock in an apparent violation of securities laws. However it was not Virtra, but a selling shareholder that was selling the unregistered stock. There is no way to know whom the end buyers were so no formal offer of recission, the normal remedy in such cases, can be made. However, certain shareholders who acquired this stock during that period could seek recission.  The company’s potential liability could be up to $250,000. We do not consider this loss probable at this time.

The Company is currently a party to certain other litigation arising in the normal course of business.  Management believes that such litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

Guarantees

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

In addition to the $100,000 borrowed by the company under this arrangement, we also have unsecured advances $96,650 from other companies largely owned and/or controlled by Daniel L. Ritz, Jr. No further payments will be made on those advances until we have been released from our guaranty to Charter Capital.

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

18.

Restatement

The Company has restated its annual financial statements from amounts previously reported on December 31, 2006. The Company previously recorded the convertible features of its debt as a beneficial conversion feature and reflected such discount as a reduction in the debt as a discount. The Company has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments.  Accordingly, the debentures and associated warrants  have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the debentures and warrants related to the debt have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 11 was amended to disclose the derivative instrument liabilities and provide information on subsequent changes.

The Company is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on derivative instrument liabilities." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the statement of operations for the year ended December 31, 2006 and 2005 was a decrease in the net loss attributable to common shareholders of $169,650 and $326,786, respectively. This restatement had no material impact on net loss per share available to common shareholders for either year.

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