Form 10QSB
period 2007-06-30
VIRTRA SYSTEMS INC
filed 2007-08-20
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

 |X| Yes |__| No

As of August 20, 2007, the Registrant had outstanding 108,395,712 shares of common stock, par value $.005 per share.

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

Item 1. Financial Statements

2

Item 2 – Management’s Discussion and Analysis

11

Item 3 – Controls and Procedures

14

PART II – OTHER INFORMATION

14

Item 1 – Legal Proceedings

14

Item 6 – Exhibits and Reports on Form 8-K

15

Item 1. Financial Statements

VIRTRA SYSTEMS INC.

Balance Sheets as of June 30, 2007 and December 31, 2006

	June 30, 2006 (Unaudited)	December 31, 2006 (Restated)
ASSETS
Cash and cash equivalents	$ 42,013	$ 91,221
Accounts receivable, net of allowances	62,577	406,784
Costs and estimated earnings in excess of billings on uncompleted contracts	51,780	-
Total current assets	156,370	498,005

Property and equipment, net	82,622	141,386
Capitalized development cost, net	82,712	88,074
Other assets	24,592	-
Total non-current assets	189,927	229,460

TOTAL ASSETS	$ 346,296	$ 727,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Notes payable	$ 110,000	$ 133,145
Obligations under product financing arrangements	329,559	454,980
Convertible debentures, net of discount of $148,590 and $255,792	321,527	214,325
Derivative liability	341,703	342,486
Accounts payable	776,769	848,380
Accrued liabilities	2,147,084	2,390,048
Advanced held on deposit	76,993	39,625
Other current liabilities	129,420	71,750
Billings in excess of costs and estimated earnings on uncompleted contracts	-	24,946
Payable to related party	82,252	82,252
Total current liabilities	4,315,308	4,601,937

Redeemable common stock	1,859	1,859
Total non-current liabilities	1,859	1,859

Total liabilities	4,317,167	4,603,796

SHAREHOLDERS' DEFICIT
Common stock, $.005 par value, 500,000,000 shares authorized, 108,395,712 and 96,732,599 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	541,978	483,663
Common stock committed	225,000	150,000
Additional paid in capital	10,645,200	10,215,949
Accumulated deficit	(15,383,049)	(14,725,943)
Total shareholders' deficit	(3,970,871)	(3,876,331)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 346,296	$ 727,465

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006

            (Unaudited)

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06 (Restated)	6/30/07	6/30/06 (Restated)

REVENUE
Custom applications:
Training/simulation	$ 592,361	$ 223,002	$ 699,338	$ 781,654
Advertising/promotion	12,837	9,526	115,513	9,526
Other revenue	-	1,726	29,733	1,726
Total Revenues	605,198	234,254	844,584	792,906

Cost of sales and services	288,771	54,458	485,945	283,108
Gross margin	316,427	179,796	358,639	509,798

OPERATING EXPENSES
Gain on legal settlement	-	-	(273,607)	-
General and administrative expenses	516,444	484,037	1,054,226	868,679
Loss from operations	(200,018)	(304,241)	(421,981)	(358,881)

OTHER INCOME AND (EXPENSE) ITEMS:
Forgiveness of debt income	-	-	-	-
Interest expense and finance charges	(163,253)	(63,548)	(238,721)	(319,560)
Gain on embedded derivative liability	783	87,591	783	175,181
Gain on sales of assets	-	-	2,813	-
Other income	-	669	-	672
Total other income and expense items	(162,470)	24,712	(235,125)	(143,707)

Net income/(loss)	(362,487)	(279,530)	(657,106)	(502,588)

Weighted average shares outstanding - basic and fully diluted	103,205,897	76,110,000	101,913,097	71,751,879

Net loss per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Condensed Cash Flows for the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Six Months Ended
	06/30/07	06/30/06

Net cash provided from/(used in) operating activities	(211,365)	(70,829)

Investing Activities:
Capital expenditures	(2,249)	(9,869)
Proceeds from sale of assets	2,813

Net cash from investing activities	564	(9,869)

Financing Activates:
Proceeds from issuance of notes payable and other advances	106,770	127,000
Payments on notes payable and other advances	(26,427)	(313,948)
Proceeds from common stock committed to be issued	-	416,330
Increase in product finance obligations	-	(69,440)
Sales of common stock	81,250

Net cash provided from/(used in) investing activities	161,593	159,942

Net change in cash and cash equivalents	(49,208)	79,244

Cash at beginning of period	91,221	764

Cash at end of period	42,013	80,008

Six month ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash Paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash activities:
Common stock issued for:
Legal settlement	$ 225,000	$ -
Conversion of debentures	$ -	$ 182,604
Penalties	$ 33,941	$ -
debt reduction	$ 46,691	$ -

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statement of Stockholders’ Deficit For the Three Months Ended June 30, 2007

(Unaudited)

	Common Stock
	Shares	Amount	Common Stock Committed	Additional Paid In Capital	Accum. Deficit	Total

Balance at December 31, 2004	60,438,152	302,191		8,210,395	(11,753,816)	(3,241,230)

Common stock issued for services	394,334	1,971		113,498	-	115,469
Common stock issued for cash	246,352	1,232		74,911	-	76,143
Common stock issued upon conversion of obligations under financing arrangements	393,400	1,967		157,815	-	159,782
Stock warrants issued for services	-	-		40,251	-	40,251
Common stock issued upon conversion of debentures	4,511,362	22,557		453,397	-	475,954
Net loss					(1,668,270)	(1,668,270)
Balance at December 31, 2005	65,983,600	329,918	-	9,050,267	(13,422,086)	(4,041,901)
Common stock issued for services	604,320	3,022	-	27,194	-	30,216
Common stock issued for cash	17,454,541	87,273	-	617,511	-	704,784
Common stock committed for issuance	-	-	150,000		-	150,000
Common stock issued for debt reduction	3,000,000	15,000	-	120,000	-	135,000
Common stock issued upon conversion of debentures	9,690,138	48,450	-	400,977	-	449,427

Net loss					(1,303,857)	(1,303,857)
Balance at December 31, 2006	96,732,599	483,663	150,000	10,215,949	(14,725,943)	(3,876,331)

Common stock issued for services	8,168,388	40,841	(150,000)	284,883		175,724
Common stock issued for cash	1,875,000	9,375	-	71,875		81,250
Common stock committed for issuance			225,000			225,000
Common stock issued for debt reduction	650,000	3,250		43,401		46,651
Conversion of accrued penalties into common stock	969,725	4,849		29,092		33,941
Net loss, six months ended June 30, 2007					(657,106)	(657,106)
Balance at June 30, 2007	108,395,712	541,978	225,000	10,645,200	(15,383,049)	(3,970,871)

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Notes to Unaudited Financial Statements

Note 1. Basis of Presentation

The accompanying un-audited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB/A2, as amended on August 20, 2007, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

Note 2. Going Concern

As reflected in the accompanying financial statements, the Company has significant deficit working capital, negative cash flows from operations and recurring losses.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

If the Company is unable to raise sufficient capital and fails to achieve profitable operations with positive cash flows, it will be forced to liquidate its assets in an attempt to pay creditors at which time the assets on the accompanying balance sheet as of June 30, 2007 will be liquidated at amounts possibly substantially less than carried as of that date.  It is therefore possible that, should the Company be forced to liquidate, there will be insufficient cash to pay all creditors and provide the Company’s shareholders a return on their investment.

Note 3. Critical Accounting Policies

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

Embedded Derivatives and Beneficial Conversion Features of Financing Arrangements

Certain of our debentures payable contain embedded derivatives and conversion features as defined in SFAS 133 – Accounting for Derivative Instruments and Hedging Activities.  Specifically, these financing arrangements contain beneficial conversion features which allow the debenture holder to convert the debenture into common stock at a rate which is variable depending on the market price.  Moreover, since the number of shares to be issued upon such conversion, if any, is indeterminable and since it is possible that the number of shares to be issued under this arrangement could exceed the amount of authorized shares, we must provide for the possibility of having to settle such an obligation using means other than our own common stock (the “Derivative Liability”).

We use the Black-Scholes method to value the beneficial conversion features and the derivative liability.  The value of the beneficial conversion features are accounted for as a discount on the face amount of the debentures.  This discount is amortized over the life of the debentures using the effective interest method.

The derivative liability was valued at inception of the debentures and is revalued at each reporting period with the resulting gain or loss reporting on the Statement of Operations under “Gain/(loss) on embedded derivative liability”.

Stock-based compensation

Virtra records as compensation expense the fair value of shares and options as calculated pursuant to Statement of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation ("SFAS No. 123R"), recognized over the related requisite service period. Virtra accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For accounting purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value it more reliably measurable. Virtra utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options and warrants granted.

Note 4. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Note 5. Convertible Debentures

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

As of and for the six month period ended June 30, 2007, the following items relating to the convertible debentures, the discount on the convertible debentures relating to the beneficial conversion features, and the embedded derivative liability have been included in these financial statements:

Balance Sheet Effect
Principal balance on debentures payable	470,117
Unamortized discount	(148,590)

Net amount	321,527

Accrued interest on debentures	525,097
Total balance sheet effect of debentures payable	846,624

Statement of Operations Effect
Interest expense	28,858
Gain on embedded derivative liability	783
Total Statement of Operations Effect	29,641

Note 6. Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors, and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  Warrants are periodically issued in connection with financing arrangements.  There were no stock options or warrants granted, expired or exercised during the six months ended June 30, 2007.

Note 7. Commitments and Contingencies

In October of 2005 the Company registered the sale by Dutchess Private Equities Fund II, L.P. of an aggregate of 8,000,000 shares of its common stock issuable to that company upon conversion of convertible debentures and upon exercise of warrants issued to it. On July 1, 2006, a portion of the shares covered by that registration statement remained unsold and the financial statements included in that registration statement's prospectus exceeded the maximum age for financial statements permitted under the SEC's regulations. The Company did not inform Dutchess, as it was required to do under its contract, that the prospectus could no longer be used. As a result, sales made by Dutchess after July 1, 2006 by means of the outdated prospectus were regarded as unregistered for purposes of the Securities Act of 1933, giving purchasers of those shares a right to rescind their purchases at any time within one year after the date of purchase. During the period from July 6, 2006 through October 20, 2006, Dutchess sold an aggregate of 5,434,138 shares using the updated prospectus, at prices ranging from $0.03 to $0.073. The aggregate sales price for all of those sales was $254,977. The Company is required under its agreement with Dutchess to indemnify Dutchess for any loss it might suffer as a result of any exercise of those rescission rights by purchasers. The Company is unable to predict whether any of those purchasers will seek rescission of their purchases. If they do, the Company will be obligated to indemnify Dutchess for an amount equal to the difference between the sales prices of those shares and the value of the shares it receives back from the purchasers upon rescission. If all of the purchasers were to rescind their purchases and if all of the shares taken back by Dutchess as a result or to become totally valueless, the Company would owe Dutchess $254,977 as a result of the rescission.  As of June 30, 2007, we are unaware of any claims presented to Dutchess under this provision of our agreement with them.  Any remaining contingency will expire one year from the last sale by Duchess of our shares, which will occur on October 20, 2007.

The Company has approximately $900,000 accrued for various payroll tax liabilities. In May 2006, the Company received notices from the IRS of tax liens that have been filed related to these accrued amounts, and in April, 2007 the Company received further notices of intent to levy by the Internal Revenue Service.

In February, 2007 the Company entered into an agreement with Charter Capital Partners, LLC to repay $184,100 in amounts that had been advanced by other companies during the course of 2006. As of April 30, 2007 the Company was in default on this note to the extent of approximately $107,000.

In the first quarter of 2006, a judgment was entered against the Company in a lawsuit brought on by one of the leaseholders, Edward Slagle. As part of the agreement, the plaintiff agreed to wait one year for payment. The Company has not yet been able to pay, and in February, 2007 the Company received notice from the plaintiff’s lawyer that the plaintiff intends to enforce the judgment. The amount owed is approximately $90,000 and has been accrued for in the financial statements.

During the first quarter of 2007, a previously accrued lawsuit was settled for 5,000,000  share of common stock, the value of these shares based upon the closing price of the Company’s common stock on the date of the agreement was $225,000. The Company has previously accrued approximately $498,000 for this litigation resulting in a gain during the six month period needed June 30, 2007 of approximately $273,000.

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

The expected merger with VMC did not occur. We do not intend to borrow any more money from Charter Capital/CapNet under the arrangement and VMC (now known as ComCon Manufacturing Services, Inc.) informs us that they also do not intend to borrow additional amounts under the arrangement. Charter Capital has been notified that the parties intend to discontinue the facility altogether.

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

On February 28, 2007 VirTra Systems, Inc. formalized the credit arrangement directly with Charter Capital for repayment over 90 days,  at which time the company will be unconditionally released from the guarantee. Subsequent to June 30, 2007 the Company was allowed to change their payment terms under this agreement and at June 30, 2007 has a balance of approximately $54,000.

Note 8. Common Stock Transactions

During the six months ended June 30, 2007, we issued the following shares:

We issued 3,000,000 share s for services that were previously recorded and accrued during the calendar year ended December 31, 2006.

We issued 1,875,000 shares for cash as part of a private placement resulting in cash proceeds of $81,250.

We issued 650,000 shares for services valued at $46,651 based upon the closing price of the Company’s stock at the measurement date.

We issued 969,725 shares in connection with the forced conversion of accrued penalties associated with a debenture holder.  These shares are valued at their fair market value of $33,941 in these financial statements.  Of this amount $6,788 is included in general and administrative expenses and $27,152 was recorded as a retirement of a previously-accrued interest cost.

We issued 5,168,388 shares to members and ex-members of our board of directors as compensation for services.  These shares were valued at their fair market values of $175,724.

Note 9. Accrued Liabilities

At June 30, 2007 we had $2,147,084 in accrued liabilities.  The major items included in this amount are:  accrued compensation to officers and directors of $249,153;  accrued tax liens from the internal revenue service of $891,822; an accrual of $251,293 for the judgment against us in the Edward and Linda Strickland v. VirTra Systems, Inc. case and unpaid interest of $515,695 on the convertible debentures issued in 2005.

Note 10. Subsequent Events

On August 20, 2007, we amended our reports on forms 10-KSB for the years ended December 31, 2005 and 2006.  We amended our reports to restate our financial statements after having identified certain accounting errors related to the recording of our debt arrangements.

Item 2 – Management’s Discussion and Analysis

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2006. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

This form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934.  The words expect, anticipate, believe, goal, plan, intend, estimate, and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements.  Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our intent, belief or current expectations of our Company, our directors or officers with respect to, among other things:  (i) our liquidity and capital resources;  (ii) our financing opportunities and plans and  (iii) our future performance and operating results.  Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  The factors that might cause such differences include, among others, the following:  (i) any material inability of us to successfully internally develop our products;  (ii) any adverse effect or limitations caused by governmental regulations;  (iii) any adverse effect on our abilities to obtain acceptable financing;  (iv) any increased competition in business;  (v) any inability of us to successfully conduct our business in new markets;  and (vi) other risks including those identified in our filing with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

For the three months ended June 30, 2007, our revenues increased to $605,198, a 158% increase over the $234,254 we posted for the same period in 2006. This is principally due to the total number of active jobs open and in progress during those periods as the Company continues with its marketing efforts.  Our net loss for this period increase 30% to $362,487, principally due to the increased amortization rate of our discount on the debentures payable and continued costs associated with legal and other professional fees.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Our revenues of $844,584 for the six months ended June 30, 2007 represent a slight increase over the $792,906 that reported for the same period in 2006.   Our general and administrative expenses of $1,054,226 are only slightly higher than the $868,679 reported for the same period last year after adjusting for bad debts incurred in the first quarter of this year and the significant legal and professional fees that we have incurred

Liquidity and Plan of Operation

As of June 30, 2007, we remain extremely illiquid because of our short-term liabilities. Our working capital deficit increased by approximately $55,000 from December 31, 2006 to $4,158,938.  This significant deficit is due primarily to our note payable, debenture payable, and accrued liabilities offset by relatively few current assets.

We had negative cash flows from operating activities of $211,365 due primarily to our continued operating deficit. Our financing activities provided $161,593 due primarily from borrowings on notes payable and sales of common stock. This generation of cash from financing is consistent with the six month period ended June 30, 2006 in which we generated $159,942, again primarily from borrowing on notes payable and sales of common stock.

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

For the six months ended June 30, 2007, our net loss was $657,106.  After taking into account the non-cash items included in that loss, our cash requirements for operations were $207,272 The predominant source of cash to cover the operating deficit was the sale of approximately $81,000 in a private placement of restricted common stock and borrowings on notes payable of approximately $107,000.

As of June 30, 2007, the Company had $891,823 accrued for various payroll tax liabilities for prior periods. After the Company’s offer in compromise with the Internal Revenue Service that was rejected as deficient last year, VirTra received notice from the IRS of tax liens that had been filed that relate to these accrued amounts. The Company later negotiated a 120-day stand still agreement in November, 2006. That agreement expired before Virtra could pay the amounts due and in March, 2007, the Company received new notices of intent to levy. The Company has engaged another law firm to negotiate a resolution with the Internal Revenue Service.

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

Critical Accounting Policies

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

Embedded Derivatives and Beneficial Conversion Features of Financing Arrangements

Certain of our debentures payable contain embedded derivatives and conversion features as defined in SFAS 133 – Accounting for Derivative Instruments and Hedging Activities.  Specifically, these financing arrangements contain beneficial conversion features which allow the debenture holder to convert the debenture into common stock at a rate which is variable depending on the market price.  Moreover, since the number of shares to be issued upon such conversion, if any, is indeterminable and since it is possible that the number of shares to be issued under this arrangement could exceed the amount of authorized shares, we must provide for the possibility of having to settle such an obligation using means other than our own common stock (the “Derivative Liability”).

We use the Black-Scholes method to value the beneficial conversion features and the derivative liability.  The value of the beneficial conversion features are accounted for as a discount on the face amount of the debentures.  This discount is amortized over the life of the debentures using the effective interest method.

The derivative liability was valued at inception of the debentures and is revalued at each reporting period with the resulting gain or loss reporting on the Statement of Operations under “Gain/(loss) on embedded derivative liability”.

Stock-based compensation

Virtra records as compensation expense the fair value of shares and options as calculated pursuant to Statement of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation ("SFAS No. 123R"), recognized over the related requisite service period. Virtra accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For accounting purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value it more reliably measurable. Virtra utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options and warrants granted.

Item 3 – Controls and Procedures

Within the 90-day period prior to the filing of this report, the company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the date of that evaluation. This conclusion was reached principally due to the restatements to reports 10-KSB for the years ended December 31, 2006 and 2005. Management is currently undertaking to implement an effective system of controls and procedures.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Acting Chief Financial Officer completed their evaluation.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On May 13, 2004, a suit was filed against us in the federal district court of South Carolina, in cause number 04CP402455, styled Garland and Leota Slagle v. VirTra Systems, Inc., seeking payment of the principal sum of $90,000, plus accrued interest, in equipment leases allegedly entered into by the Slagles with the former Ferris Productions, Inc. in 2001.  In May of 2006, judgment was awarded to the plaintiff in the amount of $116,005.  As part of the agreement, the plaintiff agreed to wait one year for payment. The Company has not yet been able to pay, and in February, 2007 the Company received notice from the plaintiff’s lawyer that the plaintiff intends to enforce the judgment.  At present this liability remains unpaid and is accruing interest at the rate of 8% per annum.

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris Productions, Inc. 2001.   In February of 2006, we entered into an agreed judgment in the amount of $85,000, with a contractual provision in the judgment that there would be no collection activity on the judgment prior to February of 2007.  On March 12, 2007 we received notice from counsel for the plaintiffs that  they will within 30 days begin post-judgment discovery. No further action has occurred with this liability to date.

Item 6 – Exhibits and Reports on Form 8-K

Exhibits
No.	Name of Exhibit
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.
Date: August 20, 2007	By: /s/ Perry V. Dalby
Perry V. Dalby
Chief Executive Officer and Chief Financial Officer