Form 10QSB
period 2007-09-30
VIRTRA SYSTEMS INC
filed 2007-11-19
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

 |X| Yes |__| No

As of November 9, 2007, the Registrant had outstanding 118,472,487 shares of common stock, par value $.005 per share.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION (UNAUDITED)

2

Item 1. Financial Statements

2

Item 2 – Management’s Discussion and Analysis

12

Item 3 – Controls and Procedures

14

PART II – OTHER INFORMATION

16

Item 1 – Legal Proceedings

16

Item 2 –Changes in Securities

16

Item 6 – Exhibits and Reports on Form 8-K

17

VIRTRA SYSTEMS INC.

Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006

	9/30/07	12/31/06
ASSETS
Cash and cash equivalents	$ 144,974	$ 91,221
Accounts receivable, net of allowances	77,754	406,784
Costs and estimated earnings in excess of billings on uncompleted contracts	61,549	-
Total current assets	284,277	498,005

Property and equipment, net	77,963	141,386
Capitalized development cost, net of amortization of $174,408 and $125,358, respectively	66,362	88,074
Other assets	25,937	-
Total non-current assets	170,262	229,460

TOTAL ASSETS	$ 454,539	$ 727,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Notes payable	$ 55,000	$ 133,145
Obligations under product financing arrangements	378,636	454,980
Convertible debentures, net of discount of $126,542 and $122,388	295,460	214,325
Derivative liability	359,447	342,486
Accounts payable	631,816	848,380
Accrued liabilities	2,205,553	2,390,048
Advanced held on deposit	126,993	39,625
Other current liabilities	-	71,750
Billings in excess of costs and estimated earnings on uncompleted contracts	-	24,946
Payable to related party	87,007	82,252
Total current liabilities	4,139,912	4,601,937

Redeemable common stock	1,859	1,859
Total non-current liabilities	1,859	1,859

Total liabilities	4,141,771	4,603,796

STOCKHOLDERS' DEFICIT
Common stock, $.005 par value, 400,000,000 shares authorized, 118,472,487 and 96,732,599 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	592,362	483,663
Common stock committed	-	150,000
Additional paid in capital	11,127,225	10,215,949
Accumulated deficit	(15,406,819)	(14,725,943)
Total shareholders' deficit	(3,687,232)	(3,876,331)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 454,539	$ 727,465

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Operations for the Nine and Three Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended		Three Months Ended
	9/30/07	9/30/06 (Restated)	9/30/07	9/30/06 (Restated)

REVENUE
Custom applications:
Training/simulation	$ 1,780,670	$ 809,187	$ 1,188,309	$ 27,533
Advertising/promotion	45,772	448,043	32,935	438,518
Other revenue	1,081	(1,403)	1,081	(3,130)
Total Revenues	1,827,523	1,255,827	1,222,325	462,921

Cost of sales and services	764,807	461,681	476,036	178,573
Gross margin	1,062,716	794,146	746,289	284,348

OPERATING EXPENSES
Gain on legal settlement	(273,607)	-	(273,607)	-
General and administrative expenses	1,797,167	1,430,549	1,280,723	561,870
Gain/(Loss) from operations	(460,844)	(636,403)	(260,827)	(277,522)

OTHER INCOME AND (EXPENSE) ITEMS:
Forgiveness of debt income	95,549	212,782	95,549	212,782
Interest expense and finance charges	(301,432)	(645,720)	(138,179)	(326,232)
Gain/(loss) on derivative liability	(16,961)	262,772	(17,744)	87,591
Gain on sales of assets	2,813	519,073	2,813	519,073
Other income and expense	-	600	-	-
Total other income and expense items	(220,031)	349,507	(57,561)	493,214

Net income/(loss)	$ (680,875)	$ (286,897)	$ (318,388)	$ 215,692

Weighted average shares outstanding - basic and fully diluted	105,284,952	88,237,504	111,796,622	88,237,504

Net loss per share - basic and fully diluted	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (680,875)	$ (286,897)

Adjustments to reconcile net loss to net cash provided by/(used in) operations:

Depreciation and amortization	100,472	302,901
Forgiveness of debt income	(95,549)	(212,782)
Gain on sale of assets	(2,813)	(519,073)
Change in fair value of derivative	16,961	(262,772)
Bad debt expense	-	31,805
Common stock issued for services and compensation	368,219	30,216
Grant of options and warrants to employees, officers and directors	413,445	-
Gain on settlement of litigation	(273,607)	-
Amortization of debt discount	129,250	-
Changes in operating assets and liabilities:
Accounts receivable	329,030	(309,795)
Cost in excess of billings/billings in excess of costs	(86,495)	-
Accounts payable and accrued liabilities	(168,507)	513,545
Other assets	(25,937)	-
Related party payables	97,159	-
Other current liabilities	(60,726)	-
Net cash provided by/(used in) operating activities	60,027	(712,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,524)	(11,906)
Proceeds from the sale of assets	-	106,689
Net cash provided by/(used in) investing activities	(12,524)	94,783

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable		108,298
Principal payments on notes payable	(75,000)	(70,128)
Proceeds from issuances of common stock	81,250	599,784

Net cash provided by financing activities	6,250	637,954

Net change in cash and cash equivalents	53,753	19,886
Cash and cash equivalents, beginning of period	91,221	764
Cash and cash equivalents, end of period	$ 144,974	$ 20,650

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Cash Flows (Continued) for the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$ -	$ -
Income taxes	-	-

Non-cash activities:
Common stock issued for:
Legal settlement	$ 225,000.00	$ -
Conversion of debentures	107,599	182,604
Penalties	33,941	-
Debt reduction	46,651	-

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statement of Stockholders’ Deficit For the Nine Months Ended September 30, 2007

(Unaudited)

Common Stock
Shares		Amount	Common Stock Committed	Additional Paid In Capital	Accum. Deficit	Total

Balance at December 31, 2006 (restated)	96,732,599	$ 483,663	$ 150,000	$ 10,215,949	$ (14,725,943)	$ (3,876,331)

Common stock issued for services	8,200,000	41,000		151,494		192,494
Common stock issued for cash	1,875,000	9,375		71,875		81,250
Debenture conversion	3,996,500	19,982		62,067		82,049
Board remuneration	5,168,388	25,842		149,883		175,725
Settlement of lawsuit	2,500,000	12,500	(150,000)	62,511		(74,989)
Grant of options to employees, officers and directors				413,445		413,445
						-
Net loss, nine months ended September 30, 2007					(680,875)	(680,875)

Balance at September 30, 2007	118,472,487	$ 592,362	$ -	$ 11,127,225	$ (15,406,819)	$ (3,687,232)

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Notes to Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB/A, as amended on August 20, 2007, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

Note 2. Going Concern

As reflected in the accompanying financial statements, the Company has significant deficit working capital and recurring losses.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

If the Company is unable to raise sufficient capital and fails to achieve profitable operations with positive cash flows, it will be forced to liquidate its assets in an attempt to pay creditors at which time the assets on the accompanying balance sheet as of September 30, 2007 will be liquidated at amounts possibly substantially less than carried as of that date.  It is therefore possible that, should the Company be forced to liquidate, there will be insufficient cash to pay all creditors and provide the Company’s shareholders a return on their investment.

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

The derivative liability was valued at inception of the debentures and is revalued at each reporting period with the resulting gain or loss reporting on the Statement of Operations under “Gain/(loss) on derivative liability”.

Note 4. Convertible Debentures

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

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 and 500,000 shares of the Company’s common stock (see Note 6).

Pursuant to SFAS 133, the Company bifurcated the conversion feature from the debentures because the conversion price is not fixed and the debentures are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

At and as of September 30, 2007, the following items relating to the convertible debentures, the discount on the convertible debentures relating to the beneficial conversion features, and the embedded derivative liability have been included in these financial statements:

	9/30/07	12/31/06
Balance Sheet Effect:
Principal balance on debentures payable	422,002	470,117
Unamortized discount	(126,542)	(255,792)
Net debenture liability	295,460	214,325

Accrued interest on debentures	545,725	496,239
Total balance sheet effect of debentures payable	841,185	843,968

Statement of Operations Effect:
Interest expense	56,562
Amortization of debenture discount	129,250
Total Statement of Operations Effect	185,812

Note 5. Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors, and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  Warrants are periodically issued in connection with financing arrangements.

On January 25, 2007, our board of directors granted 13,074,499 options to employees, officers and directors, to purchase our common stock pursuant to our employee stock option plan.  The options are fully vested on the grant date and are exercisable for seven years with an exercise price of $0.04.  We valued these options at $413,445 using the Black-Scholes method using a volatility rate of 144.06%, an exercise price of $0.04, and a discount rate of 4.79%.  The value of these options is included in general and administrative expenses for the nine months ended September 30, 2007.

Note 6. Commitments and Contingencies

In October of 2005 the Company registered the sale by Duchess Private Equities Fund II, L.P. (“Duchess”) of an aggregate of 8,000,000 shares of its common stock issuable to that company upon conversion of convertible debentures and upon exercise of warrants issued to it. On July 1, 2006, a portion of the shares covered by that registration statement remained unsold and the financial statements included in that registration statement's prospectus exceeded the maximum age for financial statements permitted under the SEC's regulations. The Company did not inform Duchess, as it was required to do under its contract, that the prospectus could no longer be used. As a result, sales made by Duchess after July 1, 2006 by means of the outdated prospectus were regarded as unregistered for purposes of the Securities Act of 1933, giving purchasers of those shares a right to rescind their purchases at any time within one year after the date of purchase. During the period from July 6, 2006 through October 20, 2006, Duchess sold an aggregate of 5,434,138 shares using the updated prospectus, at prices ranging from $0.03 to $0.073. The aggregate sales price for all of those sales was $254,977. The Company is required under its agreement with Duchess to indemnify Duchess for any loss it might suffer as a result of any exercise of those rescission rights by purchasers. The Company is unable to predict whether any of those purchasers will seek rescission of their purchases. If they do, the Company will be obligated to indemnify Duchess for an amount equal to the difference between the sales prices of those shares and the value of the shares it receives back from the purchasers upon rescission. If all of the purchasers were to rescind their purchases and if all of the shares taken back by Duchess as a result or to become totally valueless, the Company would owe Duchess $254,977 as a result of the rescission.  As of September 30, 2007, and through the date of this report we are unaware of any claims presented to Duchess under this provision of our agreement with them.

Note 7. Common Stock Transactions

During the nine months ended September 30, 2007, we issued the following shares:

On January 16, 2007, we issued 1,875,000 shares to three accredited investors for $81,250 in cash.

On January 26, 2007, we issued 3 million shares to our counsel representing us in our lawsuit with Jones and Cannon. We valued these shares at $75,000 based upon the closing price of the Company’s common stock at the measurement date and the cost is included in general and administrative expense for the nine months ended September 30, 2007.

On June 28, 2007, we issued 5,168,388 shares to members and ex-members of our board of directors as compensation for services.  These shares were valued at $175,725 in these financial statements and were recorded as a retirement of previously-accrued compensation for our board of directors.

Upon receipt of notice of conversion from Duchess Private Equities Fund II, L.P.,  we issued the following shares to convert our debenture balances into our common stock:  969,725 shares on April 18; 323,275 shares on August 2; 350,000 shares on August 22; 351,000 shares on August 31; 402,500 shares on September 5; 450,000 shares on September 5; 550,000 shares on September 21 and 600,000 shares on September 25, for an aggregate total of 3,996,500 shares.  In issuing these shares, we retired $75,266 of our interest and principal liability on these debentures.

On August 28, 2007, we issued 5,200,000 shares to a consultant for services provided throughout 2006 and 2007.  We valued these shares at  $130,000, the fair value at issuance, and retired existing debt to the consultant.

We issued 2,500,000 shares in partial settlement of  the judgment entered against us in the matter of Jones and Cannon, LP Vs VirTra Systems, Inc.  We will carry the remaining liability on this matter of $167,526 until the matter is completely settled.

Note 8. Accrued Liabilities

The following table summarizes the major items included in Accrued Liabilities at September 30, 2007 and December 31, 2006:

Description	9/30/07	12/31/06
Accrued payroll taxes	891,823	769,213
Accrued interest payable	545,725	541,172
Accrued lawsuit judgments and settlements	405,979	620,802
Deferred revenue	65,056	58,511
Other	296,970	400,350
Total Accrued Liabilities	2,205,553	2,390,048

Note 9.  Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The following information represents our current projects at and for the nine month period ended September 30, 2007:

We had several projects near the completion stage, our percentage of completion is based on total costs incurred to date compared to the estimated total cost of each contract.  We have incurred total costs of $463,276 on contracts totaling $1,469,515 of total revenue. We estimate that we will incur approximately $75,000 of additional costs and do not expect to incur any losses on our uncompleted contracts. Our Cost in excess of billings was $61,549.

Note 9. Other Assets

Other assets at September 30, 2007 is comprised of costs of internally developed software for our products of $240,770, less the accumulated amortization of $174,408.  The balances at December 31, 2006 for the cost of internally developed software and the related accumulated amortization was $213,432 and $125,358, respectively.

Item 2 – Management’s Discussion and Analysis

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

For the three months ended September 30, 2007, our revenues increased to $1,222,325, a 268% increase over the $462,921 we posted for the same period in 2006. This is principally due to the general increase in business volume we have enjoyed from the strong demand for our products.  Our gross margins of $746,289 remain fairly constant at 62% of our net sales versus the same period in 2006, where we posted 61% gross margins, or $284,348.

Our general and administrative costs for the three months ended September 30, 2007 of $1,280,723 were up significantly over the $561,870 we recorded over the same period in 2006.  The majority of the increase is due to our recording of non-cash stock options, valued at $413,445, to our employees, officers and directors.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Our revenues of $1,827,523 for the nine months ended September 30, 2007 represented a significant increase over the $1,255,827 reported for the same period in 2006. Virtually all of the increase is due to the revenues we recorded in the third quarter.

Our general and administrative expenses of $1,797,167, when adjusted downward for non-cash options of $413,445, are slightly lower than the $1,430,549 reported for the same period last year.

Liquidity and Plan of Operation

As of September 30, 2007, we remain extremely illiquid because of our short-term liabilities. Though current liabilities declined to $4,139,912 from the year-end 2006 total of $4,601,937, we have been unable to service our debt because of a lack of current assets and cash flows from operations.

Historically, VirTra Systems met capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, through our previous equity line financing with Duchess Private Equities Fund, L.P., and through our current convertible debenture with Duchess Private Equities Fund, L.P. and Duchess Private Equities Fund II, L.P.  We are experiencing difficulty in raising additional capital and have funded our current operation almost exclusively from our operating cash flows for the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, our net loss is $680,875.  After taking into account the non-cash items included in that loss, our operations generated a small positive cash flow of $60,027,  although this does not take into consideration cash which we should have paid, but could not.

Our focus in the short term is to maintain and increase our business volume and the resulting cash flows from operations, reduce our outstanding obligations and raise capital to refinance some of our more burdensome debt arrangements.

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

Item 3 – Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and because of the errors and corrections identified by our auditors with respect to the complex rules for accounting for embedded derivatives which caused our restatements of our financial statements filed on form 10-KSB for the years ended December 31, 2005 and 2006, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit in Securities and Exchange Commission rules and forms.

Additional effort is needed to fully remedy our identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control procedures and processes.  Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls.  We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.

Material Weaknesses in Internal Control over Financial Reporting

Our management made an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007 and identified deficiencies related to expense recognition and disclosure control deficiencies related to embedded derivatives.  The adjustment to expense and the footnote disclosure deficiencies were detected by our independent auditors during the review process and are appropriately corrected, recorded and disclosed in this quarterly report on form 10-QSB for the three and nine months ended September 30, 2007.  Following a review of these deficiencies, management determined that we had not correctly accounted for the embedded derivatives related to the beneficial conversion feature and warrants associated with our Duchess Private Equities, LLP debenture.  As a result, management concluded that our disclosure controls and procedures were not effective.  Management concluded that the following two deficiencies were present in our control process as of September 30, 2007:

*

We did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis.

*	We do not have adequate supervision and training of our accounting staff.

Corrective Action

None.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On May 13, 2004, a suit was filed against us in the federal district court of South Carolina, in cause number 04CP402455, styled Garland and Leota Slagle v. VirTra Systems, Inc., seeking payment of the principal sum of $90,000, plus accrued interest, in equipment leases allegedly entered into by the Slagles with the former Ferris Productions, Inc. in 2001.  In May of 2006, judgment was awarded to the plaintiff in the amount of $116,005.  As part of the agreement, the plaintiff agreed to wait one year for payment. The Company has not yet been able to pay, and in February, 2007 the Company received notice from the plaintiff’s lawyer that the plaintiff intends to enforce the judgment.  At present this liability remains unpaid and is accruing interest at the rate of 8% per annum.  We have accrued $116,015 for this judgment and $7,815 in interest.

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris Productions, Inc. 2001.   In February of 2006, we entered into an agreed judgment in the amount of $85,000, with a contractual provision in the judgment that there would be no collection activity on the judgment prior to February of 2007.  On March 12, 2007 we received notice from counsel for the plaintiffs that  they will within 30 days begin post-judgment discovery. No further action has occurred with this liability to date.  We have accrued the $85,000 judgment and $42,464 in interest to provide for this liability.

We have a contingent liability relating to our failure to file a timely registration statement for certain shares issued to Duchess Private Equities II, LLC.  For more information see note 6.

Item 2 –Changes in Securities

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2007, we issued the following shares:

On January 16, 2007, we issued 1,875,000 shares to three accredited investors for $81,250 in cash.

On January 26, 2007, we issued 3,000,000 shares for services to our counsel representing us in our lawsuit with Jones and Cannon. The shares were valued at $75,000 based upon the closing price of our common stock on the measurement date.

An April 18, 2007, we issued 969,725 shares in connection with the forced conversion of accrued penalties associated with a debenture holder.  These shares were valued at $33,941 in our financial statements.

On June 28, 2007, we issued 5,168,388 shares to members and ex-members of our board of directors as compensation for services.  These shares were valued at $175,725.

Upon receipt of notice of conversion from Duchess Private Equities Fund II, L.P.,  we issued the following shares to convert our debenture balances into our common stock:  323,275 shares on August 2; 350,000 shares on August 22; 351,000 shares on August 31; 402,500 shares on September 5; 450,000 shares on September 5; 550,000 shares on September 21 and 600,000 shares on September 25, for an aggregate total of 3,996,500 shares.  In issuing these shares, we retired $48,114 of our liability to Duchess.

On August 28, 2007, we issued 5,200,000 shares to a consultant for services provided throughout 2006 and 2007.  We valued these shares at  $130,000, the fair value at issuance.

We issued 2,500,000 shares in partial settlement of  the judgment entered against us in the matter of Jones and Cannon, LP Vs VirTra Systems, Inc.  We valued these shares at $75,011, based upon the closing price of our common stock on the measurement date.

All of the shares identified above were issued in reliance upon the private offering exemption contained in Section 4(2) of the Act and the accredited investor exemption contained in section 4(6) of the Act.

Item 6 – Exhibits and Reports on Form 8-K

The Company has filed no forms 8-K subsequent to September 30, 2007.

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

VIRTRA SYSTEMS, INC.
Date: November 19, 2007	By: /s/ Perry V. Dalby
Perry V. Dalby
Chief Executive Officer and Chief Financial Officer