Form 10KSB
period 2007-12-31
VIRTRA SYSTEMS INC
filed 2008-04-15
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

|   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-28381

VIRTRA SYSTEMS, INC.

_________________________________________

(Name of small business issuer in its charter)

Texas (State or Other Jurisdiction of incorporation or Organization)	93-1207631 (I.R.S. Employer Identification No.)

2500 City West Blvd, Suite 300

Houston, Texas 77042

(Address of Principal Executive Offices)

(832) 242-1100

 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.005

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|  NO |   |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB

or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |  |  NO |X |

The registrant's revenues for the year ended December 31, 2007 were $2,245,095.

As of March 14, 2008, the number of shares held by non-affiliates of the registrant was approximately 122,115,404 common shares outstanding.  The closing price on the previous trading date was $0.02.  The aggregate market value of shares held by non-affiliates of the registrant was $2,370,478.

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” relating to VirTra Systems, Inc. (“VTSI” or the “Company”) which represent VTSI’s current expectations or beliefs including, but not limited to, statements concerning VTSI operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of VTSI to continue its growth strategy and competition, certain of which are beyond VTSI’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and VTSI undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

In September 2001, Ferris Production, Inc. merged with GameCom, Inc. to ultimately become VirTra Systems, Inc.  Since then, we have directed our efforts to developing, selling and supporting “immersive virtual realityTM”  line of simulators, primarily to law enforcement and military organizations worldwide. We adopted our present name in 2002.

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

The two IVR product lines provide the law enforcement, military, and security markets with 360-degree immersive training environments. Our IVR HD™ series, designed primarily for law enforcement objectives, was completed in January of 2004. Our military-oriented IVR 4G™ system, designed to train soldiers for “fourth generation” warfare, was debuted at the industry-leading I/ITSEC trade show in Orlando, Florida in December 2004.  “ Fourth generation” warfare, is characterized by transnational groups without territorially-based armies, engaging in highly irregular practices such as guerilla warfare, terrorist tactics, and low-intensity, close quarter conflict, enabling groups that are weaker militarily to defeat larger, stronger forces.  Fourth-generation battlefields may include the whole of the enemy's society, where small, well-trained, highly maneuverable forces may tend to dominate.

Since 2004, the installation base of our IVR HD and IVR 4G models grew both internationally and domestically, as we gained new military and law enforcement customers.  We sold or installed IVR HD law enforcement simulators to law enforcement agencies in Washington County, Utah; Manistee, Michigan; Duluth, Georgia; and Charleston, South Carolina.

In addition, our IVR 4G military version simulators were sold or installed, both domestically and abroad, at MacDill AFB, Florida: Fort Hood, Texas; and at two Mexican locations. We announced our initial sale in this market in September of 2003, and, as of December 31, 2007, we had sold to

·

•

all of the armed services of the United States except the Coast Guard,

•

a classified Department of Defense customer,

•

the United States Marshals Service,

•

the Department of Homeland Security - Transportation Security Administration,

•

domestic law enforcement agencies,

•

police academies and community colleges hosting law enforcement training programs,

•

a private defense industry customer - Raytheon Missile Systems

•

several state police and security organizations in Mexico, and

•

a yet to be disclosed South American customer.

Our initial IVR series installation was accomplished in March of 2004 and that initial customer remains at top referral. Several serious inquiries from new customers, more than ever before, are being reviewed at year end.

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

The IVR 4G military series of simulator products are offered in four different configurations:

·

•

the IVR-100 4G™ is a single-screen model, and its compact size offers portability and supports one to four trainees.

•

the IVR-180 4G™ offers an 180-degree field-of-view for more realistic combat training and marksmanship. It supports one to four trainees.

•

the IVR-300 4G™ delivers 300-degree field-of-view for more realistic combat scenarios and marksmanship training, and supports one to five trainees.

•

the IVR-360 4G™ offers a 360-degree field-of-view for combat and marksmanship training, and supports one to six trainees.

The IVR HD law enforcement series is offered in four different configurations:

•

the IVR-100 HD™ is a single-screen model, offering portability, and supports one to four trainees.

•

the IVR-180 HD™ offers an 180-degree field-of-view for more realistic training and target tracking. It supports one to four trainees.

•

the IVR-300 HD™ delivers 300-degree use-of-force scenarios, and supports one to five trainees.

•

the IVR-360 HD™ offers 360-degree firearms training, and supports one to six trainees.

We also have developed and market proprietary training accessories for use with both our IVR product lines, as well as those manufactured by third-parties:

•

the patent-pending wireless Threat-Fire™ belt permits the simulator's instructor to deliver an electric "stun" to the trainee, simulating the sensation of being shot, thus enhancing the multi-directional experience of our IVR simulators by increasing the seriousness and stress of training scenarios.

•

our patent-pending Hybrid-CGI™ scenario creation software integrates "green-screen" video, panoramic photorealistic images, computer-generated images, and 3-D sound, decreasing both cost and time of scenario production, even for multiple-screen simulation.    Our Hybrid-CGI software offers the end-user more custom scenario options than traditional scenario production methods and other forms of training software. This creates the most realistic human characters, which is very important to law enforcement professionals and military personnel who are expected to act in a policing role.

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

•

less-lethal, laser-based training tools, including Taser® and canister pepper spray.

•

TMaR (Trainee Monitor and Recording) debriefing product, which records and plays back the trainee’s actions in the simulator, allowing systematic review of the trainee’s performance.

•

wireless/tetherless handgun training conversion “drop-in” recoil kits, which transform a handgun into a safe training weapon, allowing modification of a trainee's sidearm for training in our IVR

Advertising/Promotion

We made a strategic move during 2007 to focus on our law enforcement and military product line and we transitioned our advertising and promotion division to Aardvark Applications for an undisclosed sum.

Medical Simulation

VirTra Systems’ entry in the medical simulation market began with the sale of a specially-modified IVR 180 to Case Western Reserve University’s speech pathology department, for researching the efficacy of virtual reality to treat patients for, and educate clinicians in, diagnoses of speech disorders.

Entertainment/Amusement

The entertainment/amusement market was the original market for our products. Our “immersive virtual reality™” devices were designed to produce a highly-realistic experience at a significantly lower cost than traditional virtual reality technology.  Within the entertainment/amusement market, we installed and operated virtual reality entertainment centers known as “VR Zones” in over a dozen theme parks and high-traffic visitor locations, such as Six Flags, Paramount Parks, Busch Gardens, and Carnival Cruise Lines.

These VR Zones were equipped with systems we developed and manufactured, and were operated by our employees on a revenue-share basis with the theme park locations. We sold our VR Zones and effectively left this market in the spring of 2003, in order to more fully focus on the advertising/promotional and training/simulation markets.

Research and Development

We have spent $44,547 on research and development in the past two fiscal years.

COMPETITION

Competition within each of our markets is intense.

There are several large competitors in the general field of high-tech simulation. For instance, L3 Communications, Inc. is purportedly doing in excess of $5 billion in business with the United States government in this market. L3 has so far focused on other types of simulators (such as aircraft motion simulators) and to date we have never directly competed against L3, and may never compete with it regarding our IVR simulators. Other companies have made essentially the same single-screen style simulator for the past 15 years or longer.

Some general competitors within the virtual reality industry that promote substitute or similar technologies are as follows:

Advanced Interactive Systems, Inc. (“AIS”) has been a provider of interactive simulation systems designed to provide training for law enforcement, military, and security agencies since 1993.  Its line of products uses primarily video production in judgmental training scenarios. AIS also markets to anti-terrorist and other special application training facilities for military and special operations groups. Its systems have historically used only single screen technology.

Cubic Defense Applications (“Cubic”) performs in a wide range of industries, including military simulation, Cubic currently produces a product (EST-2000) which was developed many years ago as mainly a marksmanship training system, with limited immersive combat training capabilities. Due to its size and corporate strength, Cubic could become a formidable competitor if it chose to focus on firearms training.

Firearms Training Systems, Inc. (“FATS”) claims to have over 4,000 training systems installed worldwide by military, law enforcement, and commercial customers. FATS is a full service training/simulation company that also uses video scenarios with single-screen technology.  FATS also produces other types of simulators and recoil weapons.  AIS, Cubic and FATS products are similar in many respects, although FATS has been in the market longer.

LaserShot is a supplier of basic video game simulation equipment to home enthusiasts, all the way up to law enforcement and military simulators. It is trying to attack many markets simultaneously such as:  home use, hunter training, live-fire ranges, virtual law enforcement and virtual military marketplaces.  Laser Shot’s wide focus has resulted in some of Laser Shot’s disappointed customers to contact VirTra.  Laser Shot provides multi-screen systems with computer-generated images, but is unable to produce VirTra’s patent-pending Threat-Fire belt or High-definition video training on multiple screens (Hybrid-CGI).  This company is directly competing with VirTra Systems for the same customers in some cases.

IES Interactive Training, Inc. is a supplier of basic simulation equipment to law enforcement. Having fielded several hundred single screen systems in the law enforcement marketplace, it is mainly focused on the law enforcement marketplace.

The above summaries of competition are by no means exhaustive, since these industries are fluid and, at times, rapidly expanding.

Marketing

Marketing within the training/simulation industry is conducted primarily through trade shows, trade journal advertisements, search engine strategies, and one-on-one demonstrations. We completed and publicly unveiled the IVR HD™ series of law enforcement-focused advanced training simulators at the Trexpo West trade show in March of 2004, and we publicly unveiled the military-oriented IVR 4G™ fourth generation warfare simulators at the I/ITSEC trade show in December of 2004. We have demonstrated the IVR simulators to high-level officers in the United States military, the Department of Defense, as well as to municipal, state, and federal agencies both domestically and internationally.  Marketing within this industry is conducted primarily by one-on-one appointments and demonstrations of our technology to agencies and qualified corporations. We also attend industry tradeshows to generate leads and to garner further market exposure.

With each additional sale, we have one more customer upon whom we can depend upon for a referral.  The more systems that we get into circulation, the greater the word of mouth advertising, which has already assisted with several recent sales.

Employees

At December 31, 2007, we employed 13 people. None of our employees are members of a union, and we consider relations with our employees to be satisfactory.  VirTra’s staff is complimented by large vendors and VirTra is capable of greatly increased production and support when needed.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Houston, Texas, in leased space at 2500 City West Blvd. Our monthly rent is $2,300. There is no assurance that these offices will remain sufficient for our use indefinitely. We have no plans for expanding leased administrative space in 2007.  Our lease expires October, 2008.

Our production offices are located in Tempe, Arizona, in leased space that costs $7,611 per month. Our lease expires in October 2009.

ITEM 3. LEGAL PROCEEDINGS

On August 28, 2006, Virtra Systems received notice from Jones & Cannon, P.C. of Arlington, Texas, notifying the company of a lawsuit filed in the 352nd Judicial District Court of Tarrant County, Texas for fees and other charges that Jones & Cannon alleges are owed to it, in the amount of $508,363.  On January 15, 2007 both parties agreed to a settlement of 5 million shares of our common stock.  We valued the liability arising from the settlement at $0.045 per share, or $225,000.  As of December 31, 2007, we have issued 2.5 million of these shares which we recorded as extinguishment of one-half of the existing liability.  At December 31, 2007, we have the remainder included in Accrued Liabilities which, we valued at $22,500 based on the closing share price on December 31, 2007.

As is discussed in Note 7 to our financial statements, as of November 30, 2007, we stopped servicing our debt with Dutchess Private Equities Fund I, LP related to our August 2005 debenture, pending a reconciliation with Dutchess over amounts still owed on the arrangement.   On December 11, 2007, we received a demand for arbitration pursuant to our agreement with Dutchess. Dutchess claims that we have failed to deliver shares pursuant to our agreement. We have accrued a contingent liability of $1,421,264 in connection with this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held no shareholder meetings during 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted under the symbol "VTSI" on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported by the OTC Electronic Bulletin Board. Quotations reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

Quarter Ended	High Closing Price	Low Closing Price
March 31, 2006	$ 0.1500	$0.0900
June 30, 2006	0.1000	0.0300
September 30, 2006	0.0800	0.0200
December 31, 2006	0.0900	0.0300
March 31, 2007	0.0500	0.0360
June 30, 2007	0.0480	0.0230
September 30, 2007	0.0160	0.0160
December 31, 2007	0.0083	0.0083

The closing price for our stock on March 14, 2008 was $0.018.

Dividends

The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

As of December 31, 2007, we have paid no dividends and we do not anticipate doing so in the foreseeable future.

Security Holders

At December 31, 2007 there were 127,154,154 shares of our common stock outstanding, which were held by approximately 225 shareholders of record.

Recent Sales of Unregistered Securities

During 2007, we issued the following unregistered securities:

Pursuant to our financing agreement with Dutchess Private Equities Fund II, LP (“Dutchess”), we made several issuances of common stock to Dutchess and converted the debenture interest and principal balances into common stock at the contractually agreed-upon price.  That price is equal to the lesser of eighty percent (80%) of the lowest closing bid price during the fifteen (15) days of full trading preceding the notice, or thirty-three cents ($0.33).

We issued the following common stock to Dutchess:

Date	Shares	Share Price	Debt Retired
04/18/07	969,725	$ 0.0350	$ 33,935
08/02/07	323,275	$ 0.0240	7,759
08/22/07	350,000	$ 0.0160	5,600
08/31/07	351,000	$ 0.0160	5,616
09/05/07	402,500	$ 0.0160	6,440
09/05/07	450,000	$ 0.0160	7,200
09/21/07	550,000	$ 0.0140	7,700
09/25/07	600,000	$ 0.0130	7,800
10/04/07	1,000,000	$ 0.0128	12,800
10/05/07	2,000,000	$ 0.0128	25,600
10/17/07	1,500,000	$ 0.0152	22,800
10/26/07	1,600,000	$ 0.0168	26,880
11/20/07	897,500	$ 0.0104	9,334
11/30/07	502,500	$ 0.0084	4,221

TOTALS	11,496,500		$ 183,685

The issuances to Dutchess were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

On February 23, 2007, we issued 625,000 shares of our common stock to an accredited investor for $25,000 in cash.  This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

On June 27, 2007, we issued 5,168,388 shares to our board of directors for fees, 3,986,918 of which were for fees incurred prior to January 1, 2007, and 1,181,471 of which were for fees incurred during the first quarter of 2007.  These issuances were made pursuant to Rule 703 promulgated under the Securities Act.

On August 28, 2007, we issued 5,200,000 shares pursuant to a consulting agreement.  We recorded $130,000 of general and administrative expense upon issuance. This issuance was made pursuant to Rule 703 promulgated under the Securities Act.

On November 15, 2007, we issued 1,666,667 shares to an accredited investor in exchange for $50,000 in cash received during the first quarter of 2007. This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our principal business began in 1993 with the organization of Ferris Productions, Inc.  Ferris designed, developed, distributed, and operated virtual reality products for the entertainment, simulation, promotion, and education markets.  In September 2001, Ferris merged into GameCom, Inc., a publicly held Texas company whose principal business at the time was the development and marketing of an internet-enabled video game system. We adopted our present name in 2002.

We are now in the business of developing, selling and supporting our “immersive virtual realityTM”  line of simulators, primarily to law enforcement and military organizations worldwide.

Liquidity and Capital Resources

As of December 31, 2007, we are illiquid.  We have $554,448 in current assets and $4,608,645 in current liabilities for a net working capital deficit of $4,054,197.

We have several liabilities that we have not had the resources to service.  These liabilities include our large assessment from the Internal Revenue Service for unpaid payroll taxes from Ferris Productions and our existing obligations under product financing arrangements from Ferris Productions.  Moreover, in March, 2008, our operating accounts were seized by the Internal Revenue Service for these back taxes.  However, we were able to successfully negotiate payment terms with the IRS. See Note 13 to our financial statements for information regarding this liability.

The opinion of our independent auditor for the year ended December 31, 2007 expressed substantial doubt as to our ability to continue as a going concern.  We will still need substantial additional capital in order to build new systems and reduce our debt load.  During 2007, we have financed most of our operations through cash flows from operations.  As a result, we have been unable to service most of our debt.

Results of Operations

Revenues

Revenues for 2007 of $2,245,095 are up 19% over 2006.  Our level of activity has increased as we make inroads with our core customer base.  In 2007, we focused heavily on our Training and Simulation customers which we believe to have greater margins.

In 2006, we installed 18 systems with an average sales price of $101,382.  In 2007, we installed 29 systems with an average sales price of $72,828 which was lower than in 2006.  This results from our gains in lowering our production costs, some of which we pass on to our customers.  We expect our revenues to continue to increase.

Cost of Sales and Services

As a percentage of revenues, our cost of sales decreased from 39% in 2006 to 34% in 2007.  We decreased or manufacturing costs on several components of our high-end Immersive Virtual Reality (“IVR”) systems, resulting in costs savings.  Moreover, many of our manufacturing costs are fixed or semi-fixed so that those costs naturally decrease as a percent of revenues when revenues increase.

Also in 2007, we focused more heavily on sales of our IVR systems and put less emphasis on our custom projects, usually related to advertising and promotion.  Custom projects typically have lesser margins than our IVR systems.

Finally, our warranty revenues have increased in 2007 over 2006.  Warranty revenues have historically had only negligible costs.

General and Administrative Expenses

Our general and administrative expenses decreased from $2,807,575 in 2006 to $2,084,732 in 2007, a reduction of $722,843 for the year ended December 31, 2007.

There were several differences in our general and administrative cost structure for 2007, on the positive and negative side, although the reductions outweighed the increases.  Factors contributing to an increase in general and administrative expenses were granting of non-cash employee stock options under our

Employee Stock Option Plan, resulting in an increase of $423,945, and higher payroll costs of approximately $112,500 over 2006.

Several items contributed to the decrease in overall general and administrative expenses.  The most significant of these were penalties in 2006 (but not in  2007) imposed on us by Dutchess Private Equities Fund I, LP for our failure to file a registration statement relating to our financing arrangement with them (a reduction of $599,837).  Moreover, in 2007, since we were not as heavily engaged in defending ourselves in lawsuits as we were in 2006, our legal expenses were greatly reduced (by approximately $195,000).

The overall reduction in general and administrative expenses reflects our commitment to contain costs and achieve profitability.

Interest Expense

We enjoyed a large decrease in interest expense from $708,656 in 2006 to $322,769 in 2007.  The principal reasons for this decrease are a reduction in the amount of Dutchess debt discount amortization resulting from our balance reduction with them (amortization of debt discount decreased by $215,843), and a reduction in interest of $144,096 on our bank note to Arizona State Bank.

ITEM 7. FINANCIAL STATEMENTS

VIRTRA SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants

15

Financial Statements

Balance Sheet as of December 31, 2007

16

Statements of Operations for the years ended December 31, 2007 and 2006

17

Statement of Changes in Shareholders’ Deficit from December 31, 2005 to December 31, 2007

18

Statements of Cash Flows for the years ended December 31, 2007 and 2006

19

Notes to Financial Statements

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Virtra Systems, Inc.,

Houston, Texas

We have audited the accompanying balance sheet of Virtra Systems, Inc. (the “Company”), as of December 31, 2007 and the related  statements of operations, stockholders’ equity(deficit), and cash flows for the two year period year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these  financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Virtra Systems, Inc is not required to have, nor were we engaged to perform an audit of internal control over financial reporting.  Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Virtra System Inc’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtra System, Inc. as of December 31, 2007 , and the results of its operations and cash flows for the periods described above, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2007 is in a negative working capital position and a stockholders’ deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, PC

www.mkacpas.com

Houston, Texas

April 14, 2008

VIRTRA SYSTEMS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2007

ASSETS
Cash and cash equivalents	$ 16,646
Accounts receivable	185,036
Costs and estimated earnings in excess of billings on uncompleted contracts	2,566
Prepaid expenses	350,200
Total current assets	554,448

Equipment, net of accumulated depreciation of $411,220.	55,461
Other assets	14,530
Total non-current assets	69,991

TOTAL ASSETS	$ 624,439

LIABILITIES AND SHAREHOLDERS' DEFICIT
Notes payable	$ 30,000
Obligations under product financing arrangements	388,636
Convertible debentures, net of discount of $114,141	172,286
Derivative liability	338,135
Accounts payable	869,726
Accrued liabilities	2,619,614
Stock payable	50,000
Advances held on deposit	59,137
Payable to related party	81,111
Total current liabilities	4,608,645

Redeemable common stock	1,859
Total non-current liabilities	1,859

TOTAL LIABILITIES	4,610,504

SHAREHOLDERS' (DEFICIT)/EQUITY
Capital stock, $0.005 par value, 400 million shares authorized, 127,154,154 shares issued and outstanding at December 31, 2007.	635,771
Common stock committed	-
Additional paid in capital	11,228,153
Accumulated deficit	(15,849,989)
Total shareholders' deficit	(3,986,065)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 624,439

The accompanying notes are an integral part of these financial statements

VIRTRA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007,  AND 2006

	2007	2006

REVENUES AND GROSS MARGINS
Custom applications:
Training/simulation	$ 2,015,654	$ 1,279,654
Advertising/promotion	83,760	545,216
Other revenue	145,681	62,898
Total Revenues	2,245,095	1,887,768

Cost of sales and services	755,797	729,322
Gross margin on sales	1,489,298	1,158,446

OPERATING EXPENSES
General and administrative expenses	2,084,732	2,807,575
OPERATING LOSS	(595,434)	(1,649,129)

OTHER INCOME AND (EXPENSE) ITEMS
Forgiveness of debt income	-	212,782
Net Loss on legal settlements	(162,994)	-
Impairment of assets	(50,012)	-
Interest expense and finance charges	(322,769)	(708,656)
Gain on derivative liability	4,351	350,362
Gain on sales of assets	2,813	521,305
Other	-	(30,521)
Total other income and expense	(528,611)	345,272

NET LOSS	$ (1,124,045)	$ (1,303,857)

Net loss per share, basic and fully diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding	107,630,542	81,186,290

The accompanying notes are an integral part of these financial statements

VIRTRA SYSTEMS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	No. of Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance, 12/31/05	65,983,600	$ 329,918	$ 9,050,267	$(13,422,087)	$(4,041,902)

Common stock issued for services	604,320	3,022	27,194		30,216

Common stock issued for cash	17,454,541	87,273	617,511		704,784

Common stock issued for debt reduction	3,000,000	15,000	120,000	-	135,000

Common stock issued upon conversion of debentures	9,690,138	48,450	400,977	-	449,427

Net Loss, 12 months ended 12/31/06				(1,303,857)	(1,303,857)

Balance, 12/31/06	96,732,599	483,663	10,215,949	(14,725,944)	(4,026,332)

Common stock issued for services	8,200,000	41,000	151,494		192,494

Common stock issued for cash	2,291,667	11,458	63,542		75,000

Debenture conversions	11,496,500	57,483	126,202		183,685

Board remuneration	5,168,388	25,842	149,883		175,725

Settlement of lawsuit	2,500,000	12,500	50,000		62,500

Extinguishment of debt	765,000	3,825	42,826		46,651

Grant of options to employees, officers and directors			423,945		423,945

Imputed interest on notes			4,312		4,312

Net loss, 12 months ended 12/31/07				(1,124,045)	(1,124,045)

Balance, 12/31/07	127,154,154	$ 635,771	$ 11,228,153	$(15,849,989)	$(3,986,065)

The accompanying notes are an integral part of these financial statements

VIRTRA SYSTEMS, INC

STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (1,124,045)	$ (1,303,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of assets	(2,813)	(521,305)
Impairment of assets	88,074
Forgiveness of debt income	-	(212,782)
Loss on settlement of litigation	162,994	-
Stock issued for services and compensation	368,219	-
Change in fair value of derivative	(4,351)	(350,362)
Grant of options to employees	423,945	5,000
Bad debt expense	-	56,910
Amortization of debt discount	141,651	355,494
Depreciation and amortization	45,995	81,363

Change in operating assets and liabilities:
Accounts receivable	221,748	(207,814)
Prepaid expenses and other current assets	(350,200)	-
Other assets	(14,530)
Cost in excess of billings/billings in excess of costs	(27,512)	(84,650)
Accounts payable and accrued liabilities	98,230	1,384,494
Related party payables	(1,141)	46,757
Other current liabilities	(118,582)	-

Net cash used in operating activities	(92,318)	(750,752)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets	55,267	105,747
Purchases of fixed assets	(12,524)	(11,865)

Net cash provided by investing activities	42,743	93,882

VIRTRA SYSTEMS, INC

STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	75,000	839,784
Proceeds from issuance of debt	-	7,692
Principal payments on notes payable	(100,000)	(100,149)

Net cash provided/(used) in financing activities	(25,000)	747,327

Net change in cash and cash equivalents	(74,575)	90,457
Cash and cash equivalents, beginning of period	91,221	764
Cash and cash equivalents, end of period	$ 16,646	$ 91,221

Supplemental cash flow disclosures:

Cash interest payments	-	-
Income tax payments	-	-

Supplemental disclosures of non-cash information

:

Stock issued for conversion of debt	$ 183,685	$ 253,320

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

GameCom, Inc. (“GameCom”), a Texas corporation, was founded in 1996.  Effective September 21, 2001, GameCom merged with Ferris Productions, Inc. (“Ferris”) (together “the Company”) and the Company changed its name to VirTra Systems, Inc. (“VirTra”).  The Company is headquartered in Houston, Texas, with a production facility located in Tempe, Arizona.  The Company develops, manufactures and operates technically advanced personal computer and non-personal computer based products including virtual reality (“VR”) products for the training/simulation and advertising/promotion markets.

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

At December 31, 2007 we had no reserve for doubtful accounts as all material amounts of our receivables were collected in early 2008.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at December 31, 2007.

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

Debt Issuance Costs

Debt issuance costs related directly to amounts financed are deferred and recognized, using the effective interest method, over the term of the related debt.

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

Income (Loss) Per Share

Basic income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share is calculated by adjusting the outstanding shares by common equivalent shares from common stock options and warrants. There were no commons stock equivalents included in diluted EPS at December 31, 2007 and 2006 as the effect would be anti-dilutive.

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

As is discussed in Note 4, the company granted 13,074,499 options to purchase our common stock at a strike price of $0.04.  We expensed $423,945 associated with the granting of these options.

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

For the twelve months ended December 31, 2007, we impaired our capitalized development costs relating to our proprietary software used to govern our IVR systems.  At December 31, 2007, we deemed the carrying value of this asset as zero.

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

Recently Issued Accounting Pronouncements

The Company not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred recurring losses from continuing operations of $15,849,989 from inception to December 31, 2007.  For the twelve months ended December 31, 2007 and 2006, our net losses were $1,124,045 and $1,303,857, respectively.  Our cash flows from operations for the twelve months ended December 31, 2007 and 2006 were ($92,318) and ($750,752), respectively.  Finally, at December 31, 2007, we have a working capital deficit of $4,054,197 and are involved in current litigation with one of our lenders.

These conditions create substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding.  There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the operations of the Company.  If these funds are not available, we may not continue our operations or execute our business plan.  The conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Description	Method	Life	Amount	Accumulated Depreciation	Net Book Value
Computer Equipment	S/L	5 Yrs	$ 299,124	$ 245,139	$ 53,985
Furniture and Fixtures	S/L	7 Yrs	39,013	37,744	1,269
Office Equipment	S/L	5 Yrs	31,675	31,468	207
Software	S/L	3 Yrs	46,161	46,161	-
Tools	S/L	5 Yrs	50,708	50,708	-
Totals			$ 466,681	$ 411,220	$ 55,461

NOTE 4 – OPTIONS AND WARRANTS

The Company periodically issues incentive stock options to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.

During 2004, the Company granted 5-year options to purchase 4,000,000 shares of common stock to its CEO.  These options become vested and exercisable as follows:  (i) 2,000,000 shares at an exercise price of $0.31 per share upon 85% conversion of debt to equity related to the Debt Exchange Agreements entered into with the former Ferris Productions leaseholders; (ii) 1,000,000 shares at an exercise price of $0.31 per share upon the Company’s first profitable quarter; and (iii) 1,000,000 shares at an exercise price of $0.005 per share upon the Company achieving positive shareholders’ equity.  As of December 31, 2007, none of these options has vested since none of the contingencies have been obtained.

In February and August of 2005, pursuant to our financing arrangement with Dutchess Private Equities Fund I, LP, the Company issued warrants to purchase 750,000 and 500,000 shares, respectively, of the Company’s common stock.  These options expire in 2010 and have exercise prices ranging from $0.19 to $0.34.  These options were originally recorded as a discount on the note and formed the basis for our derivative liability discussed in Note 7.

On June 1, 2006, the Company granted General Dalby options to purchase 1,000,000 shares of the company’s common stock at a strike price of $0.035 per share. This grant was made pursuant to the Company’s employment agreement with General Dalby. The Board of Directors also granted stock options on an additional 2,000,000 shares at $0.035 per share to be vested as follows: (i) 500,000 shares if the stock price averages $.10 per share for one quarter, (ii) 500,000 shares if the stock price averages $.25 or higher for one quarter, (iii) 500,000 shares if the stock price averages $.50 per share for one quarter and (iv) 500,000 shares if the stock price averages $1.00 or higher for one quarter. As of December 31, 2007, none of these options has vested since none of the contingencies have been obtained.

On January 25, 2007, the board of directors granted 13,074,499 options to purchase common stock to our employees, officers and directors under our 2007 Employee Stock Options Plan.  The options vested immediately and have a seven-year life and an exercise price of $0.04.  We valued these options at $423,945 using the Black-Scholes model with a computed volatility of 144.06%, and a risk-free rate of 4.79%, and the value is included in general and administrative expenses.

Options grants, expirations, exercises and outstanding at December 31, 2007 are summarized in the following table:

Issued	Expire	Weighted Avg Exercise Price	Outstanding 12/31/06	New Grants	Expiring	Exercises	Outstanding 12/31/07

2002	2007	$ 0.81	493,933	-	493,933	-	-
2002	2007	$ 0.81	2,770	-	2,770	-	-
2002	2007	$ 0.71	500,000	-	500,000	-	-
2005	2010	$ 0.33	500,000	-	-	-	500,000
2005	2010	$ 0.34	250,000	-	-	-	250,000
2005	2010	$ 0.19	500,000	-	-	-	500,000
2005	2010	$ 0.33	500,000	-	-	-	500,000
2000	2007	$ 0.81	100,000	-	100,000	-	-
2000	2007	$ 0.81	200,000	-	200,000	-	-
2004	2007	$ 0.10	1,000,000	-	1,000,000	-	-
2004	2009	$ 0.31	4,000,000	-	-	-	4,000,000
2006	2012	$ 0.04	3,000,000	-	-	-	3,000,000
2007	2014	$ 0.04	-	13,074,499	-	-	13,074,499

			11,046,703	13,074,499	2,296,703	-	21,824,499

NOTE 5 – NOTE PAYABLE

We owe $30,000 on a non interest-bearing note to a financial institution which arose from a debt of Ferris Productions.  The principal was due on August 31, 2007, and is in default, but we have paid $100,000 of our $130,000 obligation and intend to pay the remaining balance in 2008.

Due to our default on this liability, we account for the debt as a current liability.

NOTE 6 – OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

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

In 2007, we reclassified the liability of principal and accrued interest of $115,944 arising from the agreed judgment against us in the matter of Edward and Linda Strickland v. VirTra Systems, Inc. from this category into the more general liability of Accrued Liabilities (Notes 8 and 12).

As of December 31, 2007, the Company was in default on its remaining obligations under the product financing arrangements totaling $388,636, which includes accrued interest to December 31, 2007.  The Company has not made any interest payments on these obligations since September 2001.   Enforcement of these obligations may be barred by applicable statutes of limitation; however, they are still included as accrued liabilities.

NOTE 7 – CONVERTIBLE DEBENTURES

In February 2005 and August 2005 the Company issued $750,000 and $500,000 in convertible debentures to Dutchess Private Equities Fund I, LLC.  The debentures bear interest at 8% per year payable in cash or registered common stock at the Company’s option.  The debentures mature in February and August 2008 and are convertible, at the option of the holder, to shares of the company’s common stock at a conversion price per share equal to the lower of (i) 80% of the lowest closing bid price for the common stock for the fifteen days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.

In addition the Company issued to the holders of the convertible debentures warrants to purchase 750,000 and 500,000 shares of the Company’s common stock (See Note 4).

In 2006, we were penalized $601,239 by Dutchess for failure to file a registration statement registering their shares.  We disagree with Dutchess on the amount of the penalty, but in 2006 we recorded the full amount of the penalties which are included in amounts due Dutchess as of December 31, 2007.

As of November 30, 2007, we stopped servicing this debt with new issuances of common stock, pending a reconciliation with Dutchess over amounts still owed on the arrangement.

On December 11, 2007, we received a demand for arbitration pursuant to our agreement with Dutchess. Dutchess claims that we have failed to deliver shares pursuant to our agreement. We have accrued a contingent liability of $1,421,264 in connection with this claim.

Derivative Liability

Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded that these convertible debentures were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible debentures and warrants issued as embedded derivatives.

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

At December 31, 2007, the Company has valued this derivative liability at $338,135 and has recognized gain resulting from the change in value of this derivative liability of $4,351 in 2007 and $350,362 in 2006. During the year ended December 31, 2007, we amortized $141,651 of discounts related to these notes as a component of interest expense.

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities and December 31, 2007 and 2006 are summarized in the following table:

Item	12/31/07	12/31/06
Accrued payroll tax, including penalties and interest (See Note 13)	$ 1,002,641	$ 769,213
Accrued property tax	-	18,252
Accrued interest and penalties - debentures and leases	1,187,870	541,172
Deferred revenues	29,643	58,511
Accrued commissions payable	-	929
Accrued lawsuit liabilities, including interest	162,297	620,802
Other	237,163	381,169

Totals	$ 2,619,614	$ 2,390,048

NOTE 9 - INCOME TAXES

We use the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2007, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $13,034,656 which expire in various tax years through 2027.  Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

At December 31, 2007, our deferred tax asset is comprised of the following:

Net operating losses	3,728,025
Valuation allowance	(3,728,025)
Net deferred tax asset	-

NOTE 10 – COMMON STOCK

The Company had the following common stock transaction during the 12 month period ended December 31, 2006:

604,320 shares of stock were issued to consultants and others recorded at the fair market value of the shares issued based upon the closing price of the Company’s stock resulting in $30,216 of expense in the statement of operations.

17,454,541 shares were issued for cash, approximately 11,000,000 shares were issued at $0.04 as part of a private placement transaction with the reminder representing shares to Dutchess Private Equities Fund I, LLC.

3,000,000 shares were issued to shareholder for amounts due to CapNet Securities, the transaction was valued at the closing price of the Company’s stock resulting in $135,000 being recorded as amounts due from CapNet.

9,690,138 shares were issued for the conversion of the Company’s convertible debentures resulting in $449,427 of conversions.

The Company had the following common stock transactions during the twelve months ended December 31, 2007:

In lieu of cash payments for reduction of our debenture liability to Dutchess Private Equities Fund I, LLC (See Note 7), we issued 11,496,500 shares of common stock in fourteen different tranches throughout the year.  We valued these shares at the discounted rate specified in our agreement with Dutchess.

In June, 2007, we issued 5,168,388 shares to our Board of Directors for their contractual fees earned in 2006.   We valued these shares at $175,725 based upon the closing rate at the date of grant and recorded these shares as a reduction of our liability to the board existing at December 31, 2006.

On February 23, 2007, we issued 625,000 shares of our common stock to an accredited investor for $25,000 in cash.

On November 11, 2007, we issued 1,666,667 shares of our common stock to an accredited investor in exchange for $50,000 in cash.

On August 28, 2007, we issued 5,200,000 shares of our common stock for services pursuant to a consulting agreement.  We valued these shares at the closing price on the date of issuance and recorded consulting compensation in the amount of $130,000.

On August 29, 2007, we issued 3,000,000 shares to our legal counsel to represent us in the matter of Jones and Cannon v VirTra Systems, Inc.  We recorded legal expenses of $62,494.

On August 29, 2007, we issued 2,500,000 shares to Jones and Cannon as partial settlement of our lawsuit.  We valued these shares at one-half of our settlement amount, or $62,500 (See Note 12).

On November 15, 2007, we issued 765,000 shares to our legal counsel in payment of legal fees.  We valued these shares at their fair values on that date and recorded $46,651 in legal fees expense.

Stock payable:

We sold two additional issuances of 625,000 common shares in January 2007 but had not issued the shares as of year end. The amount received was $50,000 and being reported as a stock payable.

NOTE 11 – REDEEMABLE COMMON STOCK

In 1997 the Company entered into an agreement to redeem 1,505,399 shares of common stock from certain stockholders at par value of $.005 per share with the consideration for such redemption to be paid pro-rata to such stockholders by March 31, 1998.  During 2000 the Company and stockholders released 727,108 shares of common stock from the redemption requirement and 287,531 shares were redeemed.  During 2004 the Company released an additional 16,559 shares of common stock from the redemption requirement and 67,743 shares of common stock were redeemed. During 2005, the Company redeemed 34,624 shares of common stock. None were redeemed in 2006 or 2007, and 371,834 shares remain to be redeemed at the option of the Company.

NOTE 12 – LAWSUITS AND CONTINGENCIES

Garland and Leota Slagle v. VirTra Systems, Inc

On May 13, 2004, suit was filed against us in the Court of Common Pleas of Richland County, South Carolina, in cause number 04CP4002455, styled Garland and Leota Slagle v. VirTra Systems, Inc., seeking payment of the principal sum of $90,000, plus accrued interest, in equipment leases allegedly entered into by the Slagles with the former Ferris Productions, Inc. in 2001. In May of 2006, judgment was awarded to the plaintiff in the amount of $116,005. At present this liability remains unpaid and is accruing interest at the rate of 8% per annum.  We have recorded a liability of $116,015 in principal and accrued interest of $15,598.  We have not made any payments on this judgment.

Edward and Linda Strickland v. VirTra Systems, Inc

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris Productions, Inc. 2001.  In February of 2006, we entered into an agreed judgment in the amount of $85,000.  We have recorded liabilities of $85,000 in principal and $13,184 in accrued interest.  We have not made any payments on this judgment.

Jones & Cannon, PC

On August 28, 2006, Virtra Systems received notice from Jones & Cannon, P.C. of Arlington, Texas, notifying the company of a lawsuit filed in the 352nd Judicial District Court of Tarrant County, Texas for fees and other charges that Jones & Cannon alleges are owed to it, in the amount of $508,362.55. The suit is for fees and charges Jones & Cannon claims to have accrued during the time that Kelly Jones, its lead partner, served as CEO of Virtra Systems, Inc.  On January 15, 2007 both parties agreed to a settlement of the claim whereby Jones & Cannon was to receive 5 million share of our common stock in full settlement of this liability.

Upon reaching this agreement, we extinguished the legal fees liabilities that we had recorded to that point, totaling $498,607, recorded a liability resulting from the settlement in the amount of $225,000 which was the fair value of 5 million shares of our common stock on the date of the agreement.  We therefore recorded a gain on the settlement of $273,607.

On August 29, 2007, we issued 2,500,000 shares to Jones and Cannon as partial settlement of this lawsuit.  We valued these shares at one-half of our settlement amount, or $112,500.  At December 31, 2007, we valued the liability of 2,500,000 at $22,500, based on the closing price of $0.009 on December 31, 2007.

Dutchess Private Equities Fund I, LP

As of November 30, 2007, we stopped servicing our debenture with new issuances of common stock, pending reconciliation with Dutchess over amounts still owed on the arrangement.

On December 11, 2007, we received a demand for arbitration pursuant to our agreement with Dutchess. Dutchess claims that we have failed to deliver shares pursuant to our agreement. We have accrued total liabilities to Dutchess of $1,421,264 in connection with this claim as this is estimated to be our probable loss.

NOTE 13 – UNPAID PAYROLL TAXES

Ferris Productions, Inc. had certain payroll tax liabilities which we inherited upon the combination of GamCom, Inc. and Ferris Productions.  These liabilities are for unpaid payroll taxes between 2000 and 2003.  The total amount of this liability, including principal and interest, is $1,002,641.

On February 27, 2008, we received a Notice of Levy (the “Levy”) from the Internal Revenue Service and $337,650 was impounded from our operating account.  Subsequent to the Levy, we entered into an agreement with the Internal Revenue Service to repay the liability according to the following terms:

The total amount of the liability of $1,002,641 would be repaid in quarterly installments: four quarterly payments of $25,000 beginning March, 2008.  In March 2009, the quarterly payment amount graduates to $75,000 per quarter.  In March 2010, the quarterly payment amount graduates to $150,000 and continues until the debt is fully paid.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Requirement to Indemnify Dutchess Private Equities Fund I, LP

In October of 2005 the Company registered the sale by Dutchess Private Equities Fund I, L.P. (“Dutchess”) of an aggregate of 8,000,000 shares of its common stock issuable to that company upon conversion of convertible debentures and upon exercise of warrants issued to it. On July 1, 2006, a portion of the shares covered by that registration statement remained unsold and the financial statements included in that registration statement's prospectus exceeded the maximum age for financial statements permitted under the SEC's regulations. The Company did not inform Dutchess, as it was required to do under its contract, that the prospectus could no longer be used. As a result, sales made by Dutchess after July 1, 2006 by means of the outdated prospectus were regarded as unregistered for purposes of the Securities Act of 1933, giving purchasers of those shares a right to rescind their purchases at any time within one year after the date of purchase. During the period from July 6, 2006 through October 20, 2006, Dutchess sold an aggregate of 5,434,138 shares using the updated prospectus, at prices ranging from $0.03 to $0.073. The aggregate sales price for all of those sales was $254,977. The Company is required under its agreement with Dutchess to indemnify Dutchess for any loss it might suffer as a result of any exercise of those rescission rights by purchasers.

This potential liability was extinguished on October 20, 2007, when the one year statute of limitation lapsed after the final Dutchess sale of securities.  To our knowledge, no purchasers of these securities have sought recession nor did the seek payment during the reporting period. Since this loss was never probable no amount has been recorded as a contingent liability.

NOTE 15 – CUSTOM APPLICATION CONTRACTS

Costs, estimated earnings and billings on uncompleted application contracts at December 31, 2007 are summarized below:

Costs incurred on uncompleted projects	$140,643
Estimated earnings	262,938
403,581

Billings to date	401,015

Difference	$ 2,566
These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 2,566

Billings in excess of costs and estimated earnings on uncompleted contracts	$ -

NOTE 16 – RELATED PARTY TRANSACTIONS

Included in other current liabilities on the balance sheet is $68,786 owed to an officer of the company for advances he has made to Virtra Systems over the years.   The advance is non-interest bearing.  We imputed interest at 10% and expensed $12,325 on this note for the year ended December 31, 2007.

NOTE 17 - CONCENTRATIONS

Our business is such that we do not have a widely diverse customer base.  Well sell mainly to state and federal law enforcement and military agencies.  However, our customers are much more diversified in 2007 than in 2006.  In 2006 we sold to only eleven customers, three of whom represented almost half our business and whose accounts receivable balances at December 31, 2006 represented 34% of amounts due on that date.  In 2007, we sold to thirty customers, with the top three customers representing 35% of our business.  These three customers represented 45% of our accounts receivable balance at December 31, 2007.

NOTE 18 – SUBSEQUENT EVENTS

In the first quarter 2008, we issued an additional 2,500,000 shares to Jones and Cannon in full settlement of our judgment liability to them described in Note 12.

On February 27, 2008, we received a Notice of Levy (the “Levy”) from the Internal Revenue Service and $337,650 was impounded from our operating account.  Subsequent to the Levy, we entered into an agreement with the Internal Revenue Service to repay the liability according to the following terms:

The total amount of the liability of $1,002,641 would be repaid in quarterly installments: four quarterly payments of $25,000 beginning March, 2008.  In March 2009, the quarterly payment amount graduates to $75,000 per quarter.  In March 2010, the quarterly payment amount graduates to $150,000 and continues until the debt is fully paid.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.

As of December 31, 2007, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors.  Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2007, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2007, we did not maintain effective controls over equity transactions.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action

None.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became our director or executive officer.

Name	Age	Position(s)	Date of Appointment
Perry V. Dalby	64	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board of Directors	06/20/06
Bob Ferris	37	President and Director	09/21/01
H. Frank Stanley	44	Director	07/28/06
Thomas J. Cloud	44	Director	11/29/06

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

We do not have a separate audit committee.  Our full Board of Directors functions as the audit committee. None of our directors is an audit committee financial expert as defined under Securities and Exchange Commission rules.

Major General Perry V. Dalby (retired), age 64, has served on our advisory board of directors since January 2005.  In December 2000, General Dalby assumed command of the 75th Division (training support), and mobilized the division in support of the global war on terrorism in January 2003.  Previously, in 1983, General Dalby was assigned to the 75th Maneuver Area Command, and subsequently assumed command as chief of the Battle Simulation Center, Combat Arms Branch, and as the assistant deputy commander for the 75th Division (Exercise).  General Dalby retired from the U.S. Army in May of 2004.  General Dalby’s 37 years of military service were highlighted by the Distinguished Service Medal, Legion of Merit, Distinguished Flying Cross, Bronze Star (two clusters), and the Purple Heart.

Bob Ferris became our president in September 2001.  He previously had been the president of the former Ferris Productions, Inc. since he founded that company in 1993.  Mr. Ferris attended the United States Air Force Academy with a major in management.  He received a degree in systems engineering from the University of Arizona.

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

Thomas J. Cloud was appointed as a director on December 19, 2006. Mr. Cloud is currently President, CEO and Director of Telemedicus, Inc., a provider of mobile medical technologies.  He holds a BA in Public Speaking and Debate from South Texas State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees.  We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2007 or prior fiscal years.

We know of no such failures.

CORPORATE GOVERNANCE

We do not have a code of ethics applicable to our CEO, CFO, controller, or other persons. We intend on adopting such a code; however, due to the small size of the Company, we have not been able to devote the attention to preparing a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name	Principal Position	Year	Salary	Stock Awards(2)	Option Awards	All Other Comp.	Total

Perry V. Dalby(1)	CEO	2007	150,000	37,111	-	-	187,111
	Chairman	2006	95,000	20,000	5,000	-	120,000

J. David Rogers	Former CFO	2007	35,808	-	-	-	35,808
		2006	-	-	-	-	-

Robert L. Ferris	President	2007	101,575	37,111	-	-	138,686
		2006	80,000	-	-	-	80,000

H. Frank Stanley	Director	2007	-	37,111	-	-	37,111
		2006	-	23,330	-	-	23,330

Thomas Cloud	Director	2007	-	37,111	-	-	37,111
		2006	-	3,333	-	-	3,333

Michael Kitchen	Former Director	2007	-	27,281	-	-	27,281
		2006	-	23,330	-	-	23,330

(1)

General Dalby earned salary of $150,000, but the Company only paid $123,580 of this amount.  The accrued difference is in Accrued Liabilities.

(2)

Stock awards are for amounts earned as directors in 2006.

There were no bonuses, non-equity incentive plan compensation, or non-qualified deferred compensation plan earnings by any officer or director.

We have an employment agreement with General Dalby which expires in June 2008. Under General Dalby’s employment agreement, he is entitled to a salary of $150,000 per year, and to receive compensation of $10,000 per quarter, payable in stock, while he is a member of the Board of Directors. Both the salary and the compensation for serving as a director may be paid in stock, cash or stock options. In 2007, General Dalby’s director’s compensation for 2006 was paid in 1,091,501 shares of stock. In addition, the Company paid only $123,580 of General Dalby’s salary during the year; the remainder is an accrued liability of the Company.

General Dalby’s employment agreement also provides that if we report a profitable year of at least $100,000 in net profit, the General is to receive 7.5% of the Company’s net profit in the form of cash or stock. In 2007, we did not report at least $100,000 in net profit, and as a result, General Dalby will not receive any percentage. Further, General Dalby is entitled to stock options under which he may purchase up to 2,000,000 shares of our common stock at a price of $0.035 per share upon achievement of the following goals:

*	500,000 shares if our stock price averages $.10 or higher for one quarter
*	an additional 500,000 shares if the stock price averages $.25 or higher for one quarter
*	an additional 500,000 shares if the stock price averages $.50 or higher for one quarter, and
*	an additional 500,000 shares if the stock price averages $1 or higher for one quarter.

Our directors are paid $10,000 per quarter each, payable in common stock of the Company.  In March, 2008, our board of directors elected to forego their fees for 2007.

The following table sets forth information about the equity awards that are outstanding to our executive officers and directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	(#)	(#)	(#)	($)
Name	Exercisable	Unexercisable
(a)	(b)	(c)	(d)	(e)	(f)
L. Kelly Jones, Previous Chief Executive Officer	3,000,000	1,000,000	1,000,000	$ 0.310	10/31/09
L. Kelly Jones, Previous Chief Executive Officer	-	1,000,000	1,000,000	$ 0.005	10/31/09
Perry V. Dalby, Chief Executive Officer	1,000,000	2,000,000	2,000,000	$ 0.035	06/01/12
Perry V. Dalby, Chief Executive Officer	4,908,499	-	-	$ 0.040	12/31/14
Robert Ferris, President	1,800,000	-	-	$ 0.040	12/31/14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of March 12, 2008, information about equity securities we believe to be owned of record or beneficially by:

*	each of our directors
*	each person who owns beneficially more than 5% of any class of our outstanding equity securities; and
*	all of our directors and executive officers as a group

Name and Address of Beneficial Owner	Officer or Director	Amount of Beneficial Ownership	Percent of Class

Robert Ferris	Director	5,048,414	3.9%

1941 South Brighton Circle
Mesa, Arizona 85208

Perry Dalby	CEO	1,398,835	1.1%
1400 N Loop 121	Director
Belton, Texas 76513

Thomas J. Cloud	Director	1,091,501	0.8%
1240 Blalock Rd., Suite 110
Houston, Texas 77055

H. Frank Stanley	Director	1,091,501	0.8%
2500 CityWest
Houston, Texas 77042

Executive officers and directors as a group (4 persons)		8,630,251	6.79%

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding securities authorized for issuance pursuant to equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	13,074,499	$0.04	7,000,000
Total	13,074,499	$0.04	7,000,000

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have determined that H. Frank Stanley and Thomas J. Cloud are independent directors. For purposes of determining independence, we used the standards applicable to companies listed on the NASDAQ Stock Exchange.

ITEM 13. EXHIBITS

N/A

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $51,027 and $69,289 for each of the fiscal years ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

None.

Tax Preparation Fees

During 2007, we were billed $2,550 for preparation of our corporate and Texas franchise tax returns.

All Other Fees

None.

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

Perry V. Dalby, Chief Executive Officer

Dated: April 15, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/	Chief Executive Officer, Chief Financial Officer and Director	4/15/08
Perry V. Dalby
/s/	President and Director	4/15/08
Bob Ferris
/s/	Director	4/15/08
H. Frank Stanley
/s/ Thomas Cloud	Director	4/15/08

31.1.1

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  PURSUANT  TO  RULE 15D-

14(A) OF THE EXCHANGE ACT

I, Perry V. Dalby, certify that:

1.

I have reviewed this Form 10-KSB of Virtra Systems, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 15, 2008

/s/

Perry V. Dalby

Chief Executive Officer

31.2     CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) OF THE EXCHANGE ACT

I, Perry V. Dalby. certify that:

1.

I have reviewed this Form 10-KSB of Virtra Systems, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

6.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 15, 2008

/s/

Perry V. Dalby

Chief Financial Officer

32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND 18 U.S.C. SECTION 1350.

I, Perry V. Dalby, Chief Executive Officer of Virtra Systems, Inc., hereby certify that to my knowledge, Virtra Systems, Inc’s annual report on Form 10-KSB for the period ended December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Virtra Systems, Inc.

Date: April 15, 2008

/s/

Perry V. Dalby

32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND 18 U.S.C. SECTION 1350.

I, Perry V. Dalby, Chief Financial Officer of Virtra Systems, Inc., hereby certify that to my knowledge, Virtra Systems, Inc’s annual report on Form 10-KSB for the period ended December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10 KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Virtra Systems, Inc.

Date: April 15, 2008

/s/

Perry V. Dalby