Form 10QSB
period 2008-03-31
VIRTRA SYSTEMS INC
filed 2008-05-20
CIK 1085243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

 |X| Yes |__| No

As of May 7, 2008, the Registrant had outstanding 129,654,154 shares of common stock, par value $.005 per share.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION (UNAUDITED)

2

Item 1. Financial Statements

2

Item 2 – Management’s Discussion and Analysis

12

Item 3 – Controls and Procedures

14

PART II – OTHER INFORMATION

16

Item 1 – Legal Proceedings

16

Item 2 –Changes in Securities

17

Item 3 – Defaults Upon Senior Securities

17

Item 4 – Submission of Matters to a Vote of Security Holders

17

Item 5 – Other Information

17

Item 6 – Exhibits and Reports on Form 8-K

18

VIRTRA SYSTEMS INC.

Balance Sheets as of March 31, 2008 and December 31, 2007

	3/31/08 (Unaudited)	12/31/07
ASSETS
Cash and cash equivalents	$ 32,964	$ 16,646
Accounts receivable, net of allowances	87,481	185,036
Costs and estimated earnings in excess of billings on uncompleted contracts	-	2,566
Prepaid expenses	-	350,200
Total current assets	120,445	554,448

Property and equipment, net of accumulated depreciation of $420,157 and $411,210, respectively	46,651	55,461
Other assets	25,077	14,530
Total non-current assets	71,728	69,991

TOTAL ASSETS	$ 192,173	$ 624,439

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Notes payable	$ 30,000	$ 30,000
Obligations under product financing arrangements	396,036	388,636
Convertible debentures, net of discount of $0 and $114,141, respectively	286,242	172,286
Derivative liability	380,616	338,135
Accounts payable	552,074	869,726
Accrued liabilities	2,600,431	2,619,614
Stock payable	50,000	50,000
Advanced held on deposit	159,735	59,137
Billings in excess of costs and estimated earnings on uncompleted contracts	103,548	-
Payable to related party	87,111	81,111
Total current liabilities	4,645,793	4,608,645

Redeemable common stock	1,859	1,859
Total non-current liabilities	1,859	1,859

TOTAL LIABILITIES	4,647,652	4,610,504

SHAREHOLDERS' DEFICIT
Common stock, $.005 par value, 400,000,000 shares authorized, 129,654,154 and 127,154,154 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	648,271	635,771
Additional paid in capital	11,264,460	11,228,153
Accumulated deficit	(16,368,210)	(15,849,989)
Total shareholders' deficit	(4,455,479)	(3,986,065)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 192,173	$ 624,439

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Operations for the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUE
Custom applications:
Training/simulation	$ 510,753	$ 106,977
Advertising/promotion	-	102,676
Other revenue	11,412	29,733
Total Revenues	522,165	239,386

Cost of sales and services	476,477	197,174
Gross margin	45,688	42,212

OPERATING EXPENSES
General and administrative expenses	337,032	537,782
Gain/(Loss) from operations	(291,344)	(495,570)

OTHER INCOME AND (EXPENSE) ITEMS:
Forgiveness of debt income	-
Gain/(loss) on litigation settlements	(25,000)	273,607
Impairment of assets	-	-
Interest expense and finance charges	(159,396)	(75,468)
Gain/(loss) on derivative liability	(42,481)	(181,439)
Gain on sales of assets	-	2,813
Other income and expense	-	-
Total other income and expense items	(226,877)	19,513

Net income/(loss)	(518,221)	(476,057)

Weighted average shares outstanding - basic and fully diluted	127,154,154	100,637,475

Net loss per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (518,221)	$ (476,057)

Adjustments to reconcile net loss to net cash provided by/(used in) operations:

Depreciation and amortization	8,947	27,587
Forgiveness of debt income	-
Gain on sale of assets	-	(2,813)
Change in fair value of derivative	42,481	181,439
Bad debt expense	-	135,035
Common stock issued for services and compensation	-	(150,000)
Grant of options and warrants to employees, officers and directors	-
(Gain)/loss on settlement of litigation	25,000	(273,607)
Amortization/impairment of debt discount	114,141	-
Changes in operating assets and liabilities:	-
Accounts receivable	97,555	133,117
Prepaid expenses and other	339,653	-
Costs in excess of billings/(billings in excess of costs) and estimated earnings on uncompleted projects	106,114	-
Accounts payable and accrued liabilities	(200,659)	247,338
Other assets	-	-
Related party payables	1,307	-
Other current liabilities	-	-
Net cash provided by/(used in) operating activities	16,318	(177,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(2,249)
Proceeds from the sale of assets	-	2,813
Net cash provided by/(used in) investing activities	-	564

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	106,770
Principal payments on notes payable	-	(200,744)
Proceeds from issuances of common stock	-	277,901

Net cash provided by/(used in) financing activities	-	183,927

Net change in cash and cash equivalents	16,318	6,530
Cash and cash equivalents, beginning of period	16,646	91,221
Cash and cash equivalents, end of period	$ 32,964	$ 97,751

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Statements of Cash Flows (Continued) for the Three and Three Months Ended March 31, 2008 and 2007

(Unaudited)

Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$ -	$ -
Income taxes	-	-

Non-cash activities:
Common stock issued for:
Legal settlement	$ 47,500	$ -
Conversion of debentures	-	-
Penalties	-	-
Debt reduction	22,500	-

VIRTRA SYSTEMS, INC.

Statement of Stockholders’ Deficit For the Year Ended December 31, 2007 and for the Three Months Ended March 31, 2008

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accum. Deficit	Total

Balance at December 31, 2007	127,154,154	$ 635,771	$ 11,228,153	$ (15,849,989)	$ (3,986,065)

Settlement of lawsuit	2,500,000	12,500	35,000		47,500
Imputed interest on notes	-	-	1,307		1.307

Net loss, three months ended 3/31/08				(518,221)	(518,221)

Balance at March 31, 2008	129,654,154	$ 648,271	$ 11,264,460	$ (16,368,210)	$ (4,455,479)

The accompanying notes are an integral part of these financial statements.

VIRTRA SYSTEMS, INC.

Notes to Financial Statements

Note 1. Basis of Presentation

The accompanying un-audited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

Note 2. Going Concern

As reflected in the accompanying financial statements, the Company has significant deficit working capital and recurring losses.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

If the Company is unable to raise sufficient capital and fails to achieve profitable operations with positive cash flows, it will be forced to liquidate its assets in an attempt to pay creditors at which time the assets on the accompanying balance sheet as of March 31, 2008  will be liquidated at amounts possibly substantially less than carried as of that date.  It is therefore possible that, should the Company be forced to liquidate, there will be insufficient cash to pay all creditors and provide the Company’s shareholders a return on their investment.

Note 3. Prepaid Expenses

In 2007, we paid $350,200 for ten ICR systems which were sold in 2008.  At December 31, 2007, the cost of these ten systems was included in prepaid expenses.  For the three months ended March 31, 2008, all ten systems were sold and we included the cost of these systems in cost of sales.

Note 4. Convertible Debentures

In August 2005 the Company issued $500,000 in convertible debentures to Dutchess Private Equities Fund I, LLC.  The debentures bear interest at 8% per year payable in cash or registered common stock at the Company’s option.  The debentures mature in August 2008 and are convertible, at the option of the holder, to shares of the company’s common stock at a conversion price per share equal to the lower of (i) 80% of the lowest closing bid price for the common stock for the fifteen days prior to the conversion date; or (ii) 125% of the volume weighted average price on the closing date.

In addition the Company issued to the holders of the convertible debentures warrants to purchase 500,000 shares of the Company’s common stock.

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

On February 19, 2008, we received notice from the American Arbitration Association that a preliminary meeting would be held March 10, 2008 to determine rights and obligations of the parties.  Management elected not to attend the hearing.

On March 15, 2008 our corporate counsel advised us that the total amount of liability to Dutchess is estimated at $1,421,264 and that it is likely the arbitrator will rule in favor of Dutchess.  Further, subsequent to the ruling, Dutchess will have the right to use the court system to pursue legal collection procedures.  We have included the total amount of this liability calculated by counsel and we continue to accrue interest on this debenture balance and have included $4,675 in interest expense for the three months ended March 31, 2008.

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

At March 31, 2008, the Company has valued this derivative liability at $380,616 and has recognized a loss resulting from the change in value of this derivative liability of $42,481.

Note 5. Stock Options and Warrants

The Company periodically issues incentive stock options to key employees, officers, directors, and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  Warrants are periodically issued in connection with financing arrangements.

The Company has the following options and warrants outstanding at March 31, 2008.

Issued	Expire	Weighted Avg Exercise Price	Outstanding 12/31/07	New Grants	Expiring	Exercises	Outstanding 03/31/08

2005	2010	$ 0.33	500,000	-	-	-	500,000
2005	2010	$ 0.34	250,000	-	-	-	250,000
2005	2010	$ 0.19	500,000	-	-	-	500,000
2005	2010	$ 0.33	500,000	-	-	-	500,000
2004	2009	$ 0.31	4,000,000	-	-	-	4,000,000
2006	2012	$ 0.04	3,000,000	-	-	-	3,000,000

2007	2014	$ 0.04	13,074,499		-	-	13,074,499

			21,824,499	-	-	-	21,824,499

No new options or warrants were granted for the three months ended March 31, 2008.

Note 6. Commitments and Contingencies

Garland and Leota Slagle v. VirTra Systems, Inc

On May 13, 2004, suit was filed against us in the South Carolina state court, in cause number 04CP402455, styled Garland and Leota Slagle v. VirTra Systems, Inc., seeking payment of the principal sum of $90,000, plus accrued interest, in equipment leases allegedly entered into by the Slagles with the former Ferris Productions, Inc. in 2001. In May of 2006, judgment was awarded to the plaintiff in the amount of $116,005. At present this liability remains unpaid and is accruing interest at the rate of 8% per annum.  We have recorded a liability of $116,015 in principal and accrued interest of $17,917.  We have not made any payments on this judgment.

Edward and Linda Strickland v. VirTra Systems, Inc

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris Productions, Inc. in 2001.  In February of 2006, we entered into an agreed judgment in the amount of $85,000.  We have recorded liabilities of $85,000 in principal and $14,885 in accrued interest.  We have not made any payments on this judgment.

Jones & Cannon, PC

On August 28, 2006, Virtra Systems received notice from Jones & Cannon, P.C. of Arlington, Texas, notifying the company of a lawsuit filed in the 352nd Judicial District Court of Tarrant County, Texas for fees and other charges that Jones & Cannon alleges are owed to it, in the amount of $508,362.55. The suit is for fees and charges Jones & Cannon claims to have accrued during the time that Kelly Jones, its lead partner, served as CEO of Virtra Systems, Inc.  On January 15, 2007 both parties agreed to a settlement of the claim whereby Jones & Cannon was to receive 5 million shares of our common stock in full settlement of this liability.

Upon reaching this agreement, we extinguished the legal fees liabilities that we had recorded to that point, totaling $498,607, recorded a liability resulting from the settlement in the amount of $225,000 which was the fair value of 5 million shares of our common stock on the date of the agreement.  We therefore recorded a gain on the settlement of $273,607 during 2007.

On August 29, 2007, we issued 2,500,000 shares to Jones and Cannon as partial settlement of this lawsuit and reported the remaining liability of $22,500 at December 31, 2007 of the additional 2,500,000 shares we owed at the closing price of our common stock at that date.

On March 31, 2008, we issued the remaining 2,500,000 shares to Jones and Cannon in full settlement of the matter.  We recorded the shares at the closing price on the date of issuance, retired the 12/31/07 liability of $22,500 and recorded a loss of $25,000 which is included in “Loss on litigation settlements”.

Dutchess Private Equities Fund I, LP

As of November 30, 2007, we stopped servicing our debenture with new issuances of common stock, pending a reconciliation with Dutchess over amounts still owed on the arrangement.

On February 19, 2008, we received notice from the American Arbitration Association that a preliminary meeting would be held March 10, 2008 to determine rights and obligations of the parties.  Management elected not to attend the hearing.

On March 15, 2008 our corporate counsel advised us that the total amount of liability to Dutchess is estimated at $1,421,264 and that it is likely the arbitrator will rule in favor of Dutchess.  Further, subsequent to the ruling, Dutchess will have the right to use the court system to pursue legal collection procedures.  The full liability of $1,421,264 has been accrued as of March 31, 2008 and December 31, 2007.

Note 7. Common Stock Transactions

During the three months ended March 31, 2008, we issued 2,500,000 shares of our common stock to Jones and Cannon  (see Note 6) to settle the remaining liability resulting from our settlement in 2007.   We recorded the shares at the closing price on the date of issuance, retired the 12/31/07 liability of $22,500 and recorded a loss of $25,000 which is included in “Loss on litigation settlements”.

Note 8. Accrued Liabilities

The following table summarizes the major items included in Accrued Liabilities at March 31, 2008 and December 31, 2007:

	03/31/08	12/31/07

Accrued payroll taxes, including penalties and interest	$ 1,007,044	$ 1,002,641
Accrued interest payable, debentures and leases	1,192,545	1,187,870
Accrued lawsuit judgments and settlements	233,817	162,297
Deferred revenue	10,669	29,643
Other	156,356	237,163
Total Accrued Liabilities	$ 2,600,431	$ 2,619,614

Note 9.  Cost and Estimated Earnings in Excess of Billings (and Billings in Excess of Costs and Estimated Earnings) on Uncompleted Contracts

We had several projects near the completion stage, our percentage of completion is based on total costs incurred to date compared to the estimated total cost of each contract.  Of the partially completed work at March 31, 2008, we have incurred total costs of $126,331 on contracts totaling $439,408 of total revenue. We estimate that we will incur approximately $39,000 of additional costs and do not expect to incur any losses on our uncompleted contracts. Our billings in excess of costs total $103,548 at March 31, 2008 .

Note 9. Other Assets

Other assets at March 31, 2008 is comprised of costs of employee receivables of $6,272 and prepaid expenses and rental deposits of $18,805.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Our revenues are up 118% from the first quarter last year as our products and services have gained inroads with our core customer base.  For the three months ended March 31, 2008, our revenues increased to $522,165, a 118% increase over the $239,386 we posted for the same period in 2007. This is principally due to the general increase in business volume we have enjoyed from the strong demand for our products.  Our gross margins of $45,688 are less than our normal margins we posted in 2007, mostly due to one-time charges to Cost of Sales and Services.

Our general and administrative costs for the three months ended March 31, 2008 of $337,032 are down significantly over the 537,782 we recorded over the same period in 2007.  The majority of the decrease is due to cost reductions.

Our net loss for the three months ended 12/31/08 is larger than our loss for the same period last year, mostly due to a one-time charge to interest expense of $114,141 which represents the entire remaining discount on the Dutchess debenture (see Note 4).

Liquidity and Plan of Operation

As of March 31, 2008, we remain extremely illiquid because of our short-term liabilities. Current liabilities increased to $4,645,793 from the year-end 2007 total of $4,608,645, mostly due to interest costs.

Historically, VirTra Systems met capital requirements by acquiring needed equipment under the Ferris non-cancelable leasing arrangements, through capital contributions, loans from principal shareholders and officers, certain private placement offerings, through our previous equity line financing with Duchess Private Equities Fund, L.P., and through our current convertible debenture with Duchess Private Equities Fund, L.P. and Duchess Private Equities Fund II, L.P.  We are experiencing difficulty in raising additional capital and have funded our current operation almost exclusively from our operating cash flows throughout 2007 and for the three months ended March 31, 2008.  In 2008 and 2009, we intend to focus heavily on debt reduction.

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

Item 3 – Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and because of the errors and corrections identified by our auditors with respect to the complex rules for accounting for embedded derivatives which caused our restatements of our financial statements filed on form 10-KSB for the years ended December 31, 2005 and 2006, and because no substantial improvements have been made to our system of internal controls since the restatements, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit in Securities and Exchange Commission rules and forms.

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

Material Weaknesses in Internal Control over Financial Reporting

Our management made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 and identified deficiencies related to expense recognition and disclosure control deficiencies related to embedded derivatives.  Those deficiencies are enumerated in our financial statements filed on Form 10-KSB for the year ended December 31, 2007.  Specifically, we identified lack of controls over:

•

The control environment

•

Financial statement disclosures

•

Equity transactions

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Corrective Action

None.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On May 13, 2004, a suit was filed against us in the federal district court of South Carolina, in cause number 04CP402455, styled Garland and Leota Slagle v. VirTra Systems, Inc., seeking payment of the principal sum of $90,000, plus accrued interest, in equipment leases allegedly entered into by the Slagles with the former Ferris Productions, Inc. in 2001.  In May of 2006, judgment was awarded to the plaintiff in the amount of $116,005.  As part of the agreement, the plaintiff agreed to wait one year for payment. The Company has not yet been able to pay, and in February, 2007 the Company received notice from the plaintiff’s lawyer that the plaintiff intends to enforce the judgment.  At present this liability remains unpaid and is accruing interest at the rate of 8% per annum.  We have accrued $116,015 for this judgment and $17,917 in interest.

On December 30, 2004, suit was filed against us in the federal district court of North Carolina, in cause number 4:04-CV-199-H2, styled Edward and Linda Strickland v. VirTra Systems, Inc., seeking payment in the principal sum of $72,000, plus accrued interest, in equipment leases allegedly entered into by Mr. Strickland with the former Ferris

Productions, Inc. 2001.   In February of 2006, we entered into an agreed judgment in the amount of $85,000, with a contractual provision in the judgment that there would be no collection activity on the judgment prior to February of 2007.  On March 12, 2007 we received notice from counsel for the plaintiffs that  they will within 30 days begin post-judgment discovery. No further action has occurred with this liability to date.  We have accrued the $85,000 judgment and $14,885 in interest to provide for this liability.

Item 2 –Changes in Securities

Recent Sales of Unregistered Securities

On March 31, 2008, we issued the remaining 2,500,000 shares to Jones and Cannon in full settlement of the legal matter (See Note 6).  We recorded the shares at the closing price on the date of issuance, retired the 12/31/07 liability of $22,500 and recorded a loss of $25,000 which is included in “Loss on litigation settlements”.

Item 3 – Defaults Upon Senior Securities

We are not in default on any indebtedness that has not been disclosed in this and previous reports.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

The Company has filed no forms 8-K subsequent to September 30, 2007.

Exhibits

No.	Name of Exhibit	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA SYSTEMS, INC.
Date: May 20, 2008	By: /s/ Robert Ferris
Robert Ferris
President

16