Form 10-Q
period 2017-09-30
VirTra, Inc
filed 2018-03-30
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-38420

VirTra, Inc.

(Exact name of registrant as specified in its charter)

Nevada	93-1207631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7970 S. Kyrene Rd., Tempe, Arizona	85284
(Address of principal executive offices)	(Zip Code)

(480) 968-1488

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 30, 2018, the registrant had 7,904,307 shares of common stock outstanding.

VIRTRA, Inc.

FORM 10-Q

2

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,106,205	$3,703,579
Accounts receivable, net	3,011,610	3,244,852
Inventory, net	1,689,149	1,319,944
Unbilled revenue	1,724,642	107,297
Prepaid expenses and other current assets	660,288	250,066

Total current assets	12,191,894	8,625,738

Property and equipment, net	693,206	814,323
Investment in MREC	1,988,174	471,928

TOTAL ASSETS	$14,873,274	$9,911,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$730,302	$467,679
Accrued compensation and related costs	1,109,734	617,582
Accrued expenses and other current liabilities	227,688	194,668
Notes payable, current	11,250	11,250
Deferred revenue	2,753,337	2,065,905

Total current liabilities	4,832,311	3,357,084

Long-term liabilities:
Deferred rent liability	87,861	122,126
Notes payable, long-term	11,250	22,500

Total long-term liabilities	99,111	144,626

Total liabilities	4,931,422	3,501,710

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 7,927,774 shares issued and 7,906,835 shares outstanding as of September 30, 2017 and 7,927,774 issued and outstanding as of December 31, 2016.	793	793
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; 20,939 shares and no shares outstanding as of September 30, 2017 and December 31, 2016, respectively	(96,633)	-
Additional paid-in capital	14,964,939	14,128,837
Accumulated deficit	(4,927,247)	(7,719,351)

Total stockholders’ equity	9,941,852	6,410,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,873,274	$9,911,989

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES
Net sales	$4,645,593	$2,993,872	$13,902,215	$12,602,134
Royalties/licensing fees	40,852	47,829	245,082	47,829
Total revenue	4,686,445	3,041,701	14,147,297	12,649,963

Cost of sales	1,573,384	1,345,180	4,853,796	4,856,906

Gross profit	3,113,061	1,696,521	9,293,501	7,793,057

OPERATING EXPENSES
General and administrative	2,050,395	1,401,547	5,515,455	4,632,048
Research and development	310,848	299,288	931,954	731,630

Net operating expense	2,361,243	1,700,835	6,447,409	5,363,678

Income/(loss) from operations	751,818	(4,314)	2,846,092	2,429,379

OTHER INCOME (EXPENSE)
Other income	14,813	5,626	52,410	8,406
Other expense	(221)	(2,981)	(4,113)	(2,981)

Net other income/(loss)	14,592	2,645	48,297	5,425

Income/(loss) before income taxes	766,410	(1,669)	2,894,389	2,434,804

Provision for income taxes	24,285	8,414	102,285	73,618

NET INCOME/(LOSS)	$742,125	$(10,083)	$2,792,104	$2,361,186

Earnings per common share
Basic	$0.09	$(0.00)	$0.35	$0.30
Diluted	$0.09	$(0.00)	$0.33	$0.28

Weighted average shares outstanding
Basic	7,918,114	7,916,730	7,924,475	7,914,093
Diluted	8,337,377	7,916,730	8,418,275	8,552,275

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	capital	Stock	Deficit	Total

Balance at December 31, 2016	-	$-	7,927,774	$793	$14,128,837	$-	$(7,719,351)	$6,410,279

Stock based compensation	-	-	-	-	160,351	-	-	160,351

Stock options repurchased	-	-	-	-	(67,000)	-	-	(67,000)

Stock warrants vested-MREC Investment	-	-	-	-	1,516,246	-	-	1,516,246

Stock warrants repurchased-MREC Inv.	-	-	-	-	(773,495)	-	-	(773,495)

Treasury stock	-	-	-	-	-	(96,633)	-	(96,633)

Net income	-	-	-	-	-	-	2,792,104	2,792,104

Balance at September 30, 2017	-	$-	7,927,774	$793	$14,964,939	$(96,633)	$(4,927,247)	$9,941,852

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net income	$2,792,104	$2,361,186
Adjustments to reconcile net income to net cash provided (used) in operating activities
Depreciation and amortization	204,527	160,768
Stock compensation	160,351	93,990
Cash settlement of stock options	115,550	315,224
Changes in operating assets and liabilities:
Accounts receivable	233,241	(670,444)
Inventory	(369,206)	(142,313)
Unbilled revenue	(1,617,346)	-
Prepaid expenses and other current assets	(410,221)	(192,024)
Accounts payable and other accrued expenses	787,795	33,776
Deferred revenue and deferred rent	653,168	609,473

Net cash provided by operating activities	2,549,964	2,569,636

Cash flows from investing activities:
Purchase of property and equipment	(83,410)	(468,115)

Net cash used in investing activities	(83,410)	(468,115)

Cash flows from financing activities:

Repayment of debt	(11,250)	(11,250)
Common stock issued for option exercise	-	16,350
Purchase of treasury stock	(96,633)	2,981
Repurchase of stock options	(182,550)	(505,224)
Repurchase of stock warrants	(773,495)	-

Net cash used in financing activities	(1,063,928)	(497,143)

Net increase in cash	1,402,626	1,604,378
Cash, beginning of period	3,703,579	3,317,020

Cash, end of period	$5,106,205	$4,921,398

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$78,000	$142,930

Supplemental disclosure of non-cash investing and financing activities:
Investment in MREC	$1,516,246	$-

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

Notes To CONDENSED Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

VirTra, Inc. (the “Company” or “VirTra”) is engaged in the sale and development of judgmental use of force training simulators and firearms training simulators for law enforcement, military and commercial uses. The Company sells simulators and related products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra Systems, Inc., a Texas corporation.

Effective as of October 1, 2016 (the “Effective Date”), the Company completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by the Company’s Board of Directors on June 23, 2016 and its shareholders on September 16, 2016. On the Effective Date, 7,927,688 shares of common stock of VirTra Systems, Inc., a Texas corporation, were converted into 7,927,688 shares of common stock of VirTra, Inc., a Nevada corporation. No shareholders exercised appraisal rights or dissenters’ rights for such shares in accordance with the Texas Business Organization Code.

As part of the Plan of Conversion, the Company filed Articles of Incorporation in Nevada whereby it changed its name from VirTra Systems, Inc. to VirTra, Inc. and revised its capitalization. The Company’s Articles of Incorporation filed in Nevada authorized the Company to issue 62,500,000 shares, of which (1) 60,000,000 shares shall be common stock, par value $0.0001 per share (the “common stock”), of which (a) 50,000,000 shares shall be common stock, par value $0.0001, (b) 2,500,000 shares shall be Class A common stock, par value $0.0001 per share (the “Class A common stock”), and (c) 7,500,000 shares shall be Class B common stock, par value $0.0001 per share (the “Class B common stock”) and (2) 2,500,000 shares shall be Preferred Stock, par value $0.0001 per share, which may, at the sole discretion of the Board of Directors be issued in one or more series (the “Preferred Stock”). The Company also adopted new bylaws as part of the Plan of Conversion.

Effective October 20, 2016, the Company effected a 1 for 10 reverse stock split of its issued and outstanding Common Stock and effective February 12, the Company effected a 1 for 2 reverse stock split of its issued and outstanding Common Stock (together the “Reverse Stock Splits”). All references to shares of the Company’s common stock in this report refer to the number of shares of common stock after giving effect to the Reverse Stock Splits.

The Company’s corporate office is located in Tempe, Arizona. All transactions in the financial statements and accompanying notes are presented in US Dollars.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been condensed or omitted. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation of such interim results. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2016 included in the Company’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net income/(loss).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Between May 2014 and December 2016, the Financial Accounting Standards Board (the “FASB”) issued several Accounting Standard Updates (“ASUs”) on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its financial statements and expects to adopt the modified retrospective approach. However, the adoption of these new standards will not have a material impact on its revenue recognition as it pertains to current revenue streams, the Company’s financial position or results of operations

In February 2016, the FASB issued ASU No. 2016-02 – “Leases (Topic 842)”, which requires leases to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. As the Company wrote-down its Investment in Modern Round to fair value in 2017, the Company believes that the adoption of ASU 2016-01 will not have a material impact on its financial statements, however, the Company will change from the cost method of accounting.

In July 2015, the FASB issued ASU No. 2015-11 – “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendment’s purpose is to simplify the measurement, reduce costs and increase comparability for inventory measured using first-in, first-out (FIFO) or average cost methods. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This accounting guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This standard was adopted on January 1, 2017 and its adoption did not to have a material significant impact on the Company’s financial statement position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17 – “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The ASU’s purpose is to require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position (Balance Sheet). This accounting guidance will become effective beginning in the first quarter of 2017. Early application is permitted. The Company adopted this pronouncement and such adoption did not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 – “Leases (Topic 842)”, which requires leases to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As indicated below, the Company does not believe that the adoption of ASU No. 2014-09 will have a material impact on its revenue recognition as it pertains to current revenue streams.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company does not expect this amendment to have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification (“ASC”) 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect this amendment to have a material impact on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect this amendment to have a material impact on its financial statements.

NOTE 2. INVENTORY

Inventory consisted of the following as of:

	September 30, 2017	December 31, 2016

Raw materials	$1,718,367	$1,085,519
Finished goods	-	251,707
Reserve	(29,218)	(17,282)

Total inventory	$1,689,149	$1,319,944

NOTE 3. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2017	December 31, 2016

Computer equipment	$818,155	$753,987
Furniture and office equipment	196,216	182,969
Machinery and equipment	925,495	925,495
Leasehold improvements	324,313	318,318

Total property and equipment	2,264,178	2,180,768
Less: Accumulated depreciation	(1,570,972)	(1,366,445)

Property and equipment, net	$693,206	$814,323

Depreciation expense was $65,570 and $64,591 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $204,527 and $160,768 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	September 30, 2017	December 31, 2016

Salaries and wages payable	$431,741	$93,832
401(k) contributions payable	16,971	25,729
Accrued paid time off	254,211	190,518
Profit sharing payable	406,811	307,503

Total accrued compensation and related costs	$1,109,734	$617,582

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2017	December 31, 2016

Manufacturer’s warranties	$135,000	$122,000
Taxes payable	61,045	32,668
Other	31,643	40,000

Total accrued expenses and other current liabilities	$227,688	$194,668

Profit Sharing

As part of the benefit package maintained by the Company, the Profit Sharing program pays a percentage of Company annual profits as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in April and October of the following year. For the nine months ending September 30, 2017 and 2016, the percentage of annual net profit used for estimating the calculations was 15%. Profit sharing expense was $113,976 and $(3,379) for the three months ended September 30, 2017 and 2016, respectively. Profit sharing expense was $403,709 and $325,678 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 5. Collaboration Agreement

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, LLC (“Modern Round”), a wholly owned subsidiary of Modern Round Entertainment Corporation (“MREC”), a related party. MREC is a restaurant and entertainment concept centered on its indoor virtual reality shooting experience. The Co-Venture Agreement provides Modern Round access to certain software and equipment relating to the Company’s products in exchange for royalties.

The Company received 1,365,789 units, representing a 5% ownership interest in Modern Round on the date of the Co-Venture Agreement. The Company recorded the investment at the estimated fair value of the units and which were valued at $0.10 per unit based on Modern Round’s other membership unit sales. The Co-Venture Agreement also provides the Company with conditional warrants to purchase an additional 5% of Modern Round as of the date of that agreement, at an exercise price of $0.25.

On April 14, 2015, Modern Round issued the Company an option to purchase 125,000 units of Modern Round. The option fully vested and became exercisable on the date of grant at an exercise price equal to $0.50 per unit and terminates on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

On December 31, 2015, Modern Round merged with a subsidiary of MREC pursuant to a Plan of Merger (the “Merger Agreement”) and each unit of Modern Round issued and outstanding as of the effective time of the merger automatically converted into the right to receive approximately 1.2277 shares of MREC common stock. As a result of the Merger Agreement, the Company held 1,676,748 shares of MREC common stock, options to purchase 153,459 shares of MREC common stock at an exercise price of $0.41 per share, and conditional warrants to purchase 1,676,747 shares of MREC common stock at an exercise price of $0.20 per share.

On October 25, 2016, the Company exercised the conditional warrant and purchased 1,676,747 shares of MREC common stock for $335,349, resulting in the Company’s aggregate holdings of MREC increasing to 3,353,495 common shares representing approximately 8.9% of the issued and outstanding common shares of MREC. The MREC equity securities have been recorded as a cost method investment as the Company does not have the ability to exercise significant influence over MREC.

As part of the Co-Venture Agreement, the Company granted 459,691 conditional warrants to affiliates of MREC to purchase 5% of the Company’s capital stock on a fully diluted basis as of the date of the Co-Venture Agreement. The conditional warrants are exercisable commencing at the earlier of the first anniversary of MREC opening its first range facility utilizing VirTra technology or after MREC opening its first range facility utilizing VirTra technology and the payment to the Company of all required US/Canada minimum royalty payments during the first 12-month period. MREC opened its first location on June 1, 2016.

The Company also granted 459,691 of additional conditional warrants to affiliates of MREC to purchase another 5% of the Company’s capital stock on a fully diluted basis as of the Agreement date. These conditional warrants are exercisable any time subsequent to MREC’s payment of $2.0 million in cumulative license fees (royalty). Both conditional warrant issuances are for a period of five years with an exercise price of $2.72.

These conditional warrants were considered contingent consideration for the equity investment as they did not meet the definition of a derivative under ASC 815. Thus, the contingent consideration was not included in the cost of the equity investment until the contingency was resolved and the warrant became exercisable.

On June 1, 2017, the warrants related to the opening of the facility vested and became exercisable at an exercise price equal to $2.72 per unit and terminate on the fifth anniversary of the date of vesting, if not earlier pursuant to the terms of the option. On June 1, 2017, these warrants were recorded at the Black-Scholes Merton fair value using annual volatility of 91.5%, an annual risk free rate of 1.76%, expected term of five years and a fair value of $4.28 a share for a fair value of $1,516,246 as an additional investment in MREC.

The Co-Venture Agreement grants MREC an exclusive non-transferrable license to use the Company’s technology solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. The license would become non-exclusive if the first U.S. location is not opened within 24 months of the effective date and at least one location is opened outside the U.S. and Canada within five years of the Co-Venture Agreement date, the respective milestone dates. Throughout the duration of the Co-Venture Agreement, MREC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. If the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, MREC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity. The Company recognized $245,082 and $47,829 for license fees (royalties) for the nine months ended September 30, 2017 and 2016, respectively.

Note 6. Related Party Transactions

During the three months ended September 30, 2017 and 2016, the Company issued 13,750 and 11,250 stock options to the CEO, COO and members of the Board of Directors to purchase shares of common stock at a weighted average purchase price of $3.76 and $4.20, respectively. During the nine months ended September 30, 2017 and 2016, the Company issued 41,250 and 33,750 stock options to the CEO, COO and members of the Board of Directors to purchase shares of common stock at a weighted average purchase price of $4.42 and $3.08, respectively. All options are exercisable within seven years of grant date.

During the three and nine months ended September 30, 2017 and 2016, the Company redeemed stock options from the CEO and COO that had previously been awarded. As a result, the Company recorded additional compensation expense as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2017	2016	2017	2016
Number of stock options redeemed	30,000	12,500	55,000	237,500
Redemption value	$97,300	$37,500	$182,550	$505,224
Amount previously expensed (2010 and 2009)	(32,000)	(12,500)	(67,000)	(190,000)

Additional compensation expense	$65,300	$25,000	$115,550	$315,224

Mr. Mitch Saltz, a member of the Company’s Board of Directors, is also Chairman of the Board of Directors and a majority stockholder of MREC. The Company entered into the Co-Venture Agreement with MREC as disclosed in Note 5. Through the terms of that agreement, the Company owns 3,353,495 shares of MREC common stock representing approximately 9.3% of the issued and outstanding shares of MREC common stock. In addition, the Company recognized license fees (royalties) from MREC of $40,852 and $47,829 for the three months ended September 30, 2017 and 2016, respectively, and $245,082 and $47,829 for the nine months ended September 30, 2017 and 2016, respectively, pursuant to the terms of the Co-Venture Agreement.

Note 7. Commitments and Contingencies

The Company’s operating lease obligations relate to the leasing of the Company’s corporate office space located at 7970 South Kyrene Road, Tempe, Arizona 85284, which expires in April 2019, unless renewed and the leasing of the machine shop building located at 2169 East Fifth St., Tempe, Arizona 85284, which expires in March 2018, unless renewed.

Future minimum lease payments under non-cancelable operating leases are as follows:

Building Lease Schedule

2017	$87,651
2018	324,353
2019	105,542

Total	$517,546

The Company has a deferred rent liability of $87,861 and $122,126 as of September 30, 2017 and December 31, 2016, respectively, relative to the increasing future minimum lease payments. Rent expense was $92,910 and $86,578 for the three months ended September 30, 2017 and 2016, respectively. Rent expense was $229,198 and $146,564 for the nine months ended September 30, 2017 and 2016, respectively.

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company’s policy is to not disclose the specifics of any claim or threatened lawsuit until such complaint is actually served on the Company. On October 20, 2016, a former employee filed a lawsuit in the U.S. District Court, District of Arizona alleging the Company’s failure and/or refusal to pay overtime in violation of 29 U.S.C. Sec. 201, et. seq. and a claim for wrongfully withheld wages under A.R.S. Sec. 23-350 et. seq. The complaint seeks certification of class action status, declaratory relief, damages, interest, attorneys’ fees and such other relief the Court deems just and proper. Additionally, two former and one current employee opted-in to the class action.

On September 18, 2017, VirTra entered into a Settlement Agreement and Release of Claims with two parties and on November 30, 2017, VirTra entered into a Settlement Agreement and Release of Claims with the remaining two parties in the outstanding lawsuit agreeing to payments totaling $100,300 in full dismissal of all outstanding complaints against VirTra. The agreement does not constitute an admission that VirTra violated any local, state or federal regulations or engaged in any improper or unlawful conduct or wrongdoing. The US District Court of Arizona, District of Arizona approved Joint Motion Requesting Approval of Settlements on September 25, 2017 and December 7, 2017, respectively, for each settlement agreement. All required settlement payments were completed in accordance with the Settlement Agreements on September 29, 2017 and December 13, 2017. Management believes that the ultimate outcome of this matter did not have a material effect on its earnings, cash flows, or financial position.

Note 8. Stockholders’ Equity

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1,000,000 of its common stock through December 31, 2017. Purchases made pursuant to this authorization were to be made in the open market, in privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the SEC. The timing, manner, price and amount of any repurchases were to be determined by the Company at its discretion and were to be subject to economic and market conditions, stock price, applicable legal requirements and other factors. During the nine months ended September 30, 2017, the Company repurchased 20,939 shares at a cost of $96,633.

For the three month period ending September 30, 2017, VirTra repurchased 17,489 shares of stock to hold in treasury at a total cost basis of $82,834, and for the nine month period ending September 30, 2017 VirTra repurchased 20,939 shares of stock to hold in treasury at a total cost basis of $96,634 pursuant to its Repurchase Program. On October 18, 2017, VirTra suspended its Repurchase Program indefinitely due to its pending Regulation A Offering. The repurchased shares will remain in treasury for future sale.

Stock Options

The Company periodically issues non-qualified incentive stock options to key employees, officers and directors under a Stock Option Compensation plan approved by the Board of Directors in 2009. Terms of the option grants are at the discretion of the Board of Directors but historically have been seven years. During the three months ended September 30, 2017 and 2016, the Company issued 13,750 and 11,250 stock options, with a weighted average exercise price of $3.76 and $4.20 per share, respectively. During the nine months ended September 30, 2017 and 2016, the Company issued 41,250 and 33,750 stock options, with a weighted average exercise price of $4.42 and $3.08 per share, respectively.

On July 1, 2017, the Company granted to members of its Board of Directors options to purchase 13,750 shares of the Company’s common stock at an exercise price of $3.76 and a term of seven years.

On July 1, 2017, the Company redeemed from the CEO and COO 12,500 previously awarded expiring stock options for cash totaling $34,000, of which $12,500 had been previously expensed in 2010 with the balance of $21,500 being recognized as additional compensation cost in July 2017. On September 30, 2017, the Company redeemed from the CEO and COO 12,500 previously awarded expiring stock options for cash totaling $50,000, of which $12,500 had been previously expensed in 2010 with the balance of $37,500 being recognized as additional compensation cost in September 2017.

2017 Equity Incentive Plan

On August 23, 2017, our board approved, subject to shareholder approval at the annual meeting of shareholders on October 6, 2017, the 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 1,187,500 shares of our common stock will be initially authorized and reserved for issuance under the Equity Plan. This reserve will automatically increase on January 1, 2018 and each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board.

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following: stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and cash-based awards and other stock-based awards.

The assumptions used for the periods ended September 30, 2017 and 2016, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Volatility	96% to 98%	103% to 105%	96% to 101%	103% to 107%
Risk-free interest rate	1-2%	1-2%	1-2%	1-2%
Expected term	7 years	7 years	7 years	7 years

The following table summarizes all compensation plan stock options as of September 30:

	September 30, 2017		September 30, 2016
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	557,917	$1.60	833,967	$1.20
Granted	41,250	4.42	33,750	3.08
Redeemed	(55,000)	(1.28)	(237,500)	(0.82)
Exercised	-	-	(15,000)	(1.10)
Expired / terminated	-	-	(57,717)	(1.08)
Options outstanding, end of period	544,167	$2.10	557,500	$2.46
Options exercisable, end of period	524,167	$2.08	537,500	$2.44

Stock compensation expense was $42,376 and $30,000 for the three months ended September 30, 2017 and 2016, respectively. Stock compensation expense was $160,351 and $93,990 for the nine months ended September 30, 2017 and 2016, respectively. There are 20,000 non-vested stock options as of September 30, 2017. Of that amount, 10,000 options will vest equally in Octo ber 2017 and October 2018.

Warrants

As part of the Co-Venture Agreement, the Company granted 459,691 conditional warrants to affiliates of MREC, a related party, to purchase 5% of the Company’s capital stock on a fully diluted basis. The conditional warrants are exercisable commencing at the earlier of the first anniversary of MREC opening its first range facility utilizing the Company’s technology and the payment of all required minimum royalty/licensing fee payments during the first 12- month period. The Company also granted 459,691 conditional warrants to affiliates of MREC to purchase 5% of the Company’s capital stock on a fully diluted basis, which are exercisable any time subsequent to MREC’s payment of $2.0 million in royalty fees. The conditional warrants have a contractual term of five years and an exercise price of $2.72. On June 1, 2017, the one-year anniversary of MREC opening its first range facility occurred, and the associated warrants were vested. See Note 5.

Warrant Redemptions and Co-Venture Agreement Amendment

On July 28, 2017, the Company received Notices of Exercise for all 459,691 warrants currently exercisable (the “Tranche 1 Warrants”) from all the MREC affiliate holders electing to purchase warrants pursuant to the terms of the net exercise provision set forth in the Warrant Agreement. Mr. Saltz, a director of the Company and a substantial shareholder of MREC, held 778,243 of the Tranche 1 Warrants prior to the assignment of the warrants to MREC on August 11, 2017. Under the net exercise provision, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant (or the portion thereof being exercised) by surrender of the warrant and the Company issuing to holder the number of computed shares. Using the July 28, 2017 OTCQX closing price at $4.36 as fair value and the $2.72 warrant exercise price, upon conversion the 459,691 warrants entitle the holders to receive 172,912 shares of the Company’s common stock without payment of any additional consideration pursuant to the net exercise terms of the Tranche 1 Warrants that are currently exercisable.

Effective August 16, 2017, the Company and the MREC affiliate holders entered into an agreement (the “Warrant Buyout Agreement”) whereby the Company acknowledged the assignment of the Tranche 1 Warrants to MREC and agreed to repurchase them at a price of $3.924 per share of common stock issuable by the Company pursuant to the net exercise terms of the Warrants for a total of $678,505.

In addition, the Company agreed to repurchase from MREC an additional 459,691 warrants held by MREC that are not currently exercisable (the “Tranche 2 Warrants”). Mr. Saltz held 728,243 of the Tranche 2 Warrants prior to their assignment to MREC on August 11, 2017. The Warrant Buyout Agreement amends the Tranche 2 Warrants to provide for the immediate exercise on a net exercise basis of 48,415 shares of the Company’s common stock. The purchase price for the Tranche 2 Warrants of a total of $94,990 is based on a price of $3.924 per share of common stock issuable on a net exercise basis based on 24,208 shares of the Company’s common stock. The aggregate purchase price of the Tranche 1 Warrants and the Tranche 2 Warrants was $773,495.

MREC agreed that proceeds of the warrant redemption, net of applicable taxes, would be used to fund the development of a second stand-alone Modern Round location. In addition, MREC agreed that the minimum royalty due to us during the first 12-month royalty period in order to maintain exclusivity is $118,427. Further, MREC acknowledged that the second 12-month minimum royalty calculation period provided for in the Co-Venture Agreement began on June 1, 2017 and ends on May 31, 2018. Total minimum royalty payments due during this period required to maintain MREC’s exclusive rights under the Co-Venture Agreement are $560,000 including any shortfalls for prior periods being due no later than June 30, 2018. By fully funding the Minimum Royalty Payment, MREC will retain its exclusive license to use the Company’s shooting scenario content and other intellectual property in MREC’s facilities for a future 12-month period in accordance with the Co-Venture Agreement.

In addition, on August 16, 2017, we entered into an amendment to the Co-Venture Agreement to permit MREC to sublicense the VirTra Technology to third party operators of stand-alone location-based entertainment companies. MREC agreed to pay us royalties for any such sublicenses in an amount equal to 10% of the revenue paid to MREC in cases where MREC pays for the cost of the equipment for such location or 14% of the revenue paid to MREC in cases where it does not pay for the cost of the equipment.

On August 17, 2017, VirTra paid the aggregate purchase price of Tranche 1 Warrants and Tranche 2 Warrants of $773,495 reduced by the minimum royalty payment of $118,427 for net cash payment to MREC totaling $655,068.

Note 9. Subsequent Events

Other

On September 18, 2017, VirTra entered into a Settlement Agreement and Release of Claims with two parties and on November 30, 2017, VirTra entered into a Settlement Agreement and Release of Claims with the remaining two parties in the outstanding lawsuit agreeing to payments totaling $106,030 in full dismissal of all outstanding complaints against VirTra. The agreement does not constitute an admission that VirTra violated any local, state or federal regulations or engaged in any improper or unlawful conduct or wrongdoing. The US District Court of Arizona, District of Arizona approved Joint Motion Requesting Approval of Settlements on September 25, 2017 and December 7, 2017, respectively, for each settlement agreement. All required settlement payments were completed in accordance with the Settlement Agreements on September 29, 2017 and December 13, 2017. Management believes that the ultimate outcome of this matter did not have a material effect on its earnings, cash flows, or financial position. (See Note 7. Commitments and Contingencies – General or Threatened Litigation)

On October 6, 2017, VirTra held its Annual General Meeting and the shareholders approved, in line with the Board of Directors’ recommendations, all proposals presented at the meeting. Shareholders voted to elect all five of the director nominees: Robert D. Ferris, Matthew D. Burlend, Mitchell A. Saltz, Jeffrey D. Brown and Jim Richardson. Additionally, the shareholders approved the VirTra 2017 Equity Incentive Plan.

On October 9, 2017, VirTra’s Board of Directors appointed Robert D. Ferris, CEO to continue to serve as the Chairman of the Board of Directors. Additionally, the Board of Directors elected the following officers of the Company: Robert D. Ferris as Chief Executive Officer and President; Matthew D. Burlend as Chief Operating Officer and Vice President; and Judy A. Henry as Chief Financial Officer, Secretary and Treasurer.

On October 10, 2017, VirTra applied to list its common stock on the Nasdaq Capital Market upon qualification by the SEC of its planned Regulation A+ offering of common stock with a minimum of $5,000,000 and a maximum of $10,000,000 pursuant to an Offering Statement filed with the SEC on September 11, 2017, as amended.

On December 1, 2017, the Company redeemed from the CEO and COO 12,500 previously awarded expiring stock options for cash totaling $62,000, of which $17,500 had been previously expensed in 2011 with the balance of $44,500 being recognized as additional compensation cost in December 2017.

On February 12, 2018, VirTra’s Board of Directors unanimously approved a 1-for-2 reverse stock split of the Company’s common stock, par value $0.0001 per share with resulting fractional shares to be rounded up to the next higher whole number of shares. The record date for shareholders entitled to participate in the Reverse Split shall be the market effective date as established by FINRA, which was effectuated on March 2, 2018. Except as otherwise indicated, all references to common stock, share data, per share data and related information depict the 1-for-2 Reverse Stock Split as if it was effective and as if it had occurred at the beginning of the earliest period presented.

On March 29, 2018, pursuant to an Offering Circular on Form 1-A, as amended, pursuant to Regulation A, we offered on a “best efforts” basis a minimum of 714,286 shares of common stock and a maximum of 1,428,571 shares of common stock (the “Offered Shares”), par value of $0.0001 per share (the “Common Stock”), at a price per share of Common Stock of $7.00. The minimum offering amount (“Minimum Offering Amount”) was $5,000,000 and the maximum offering amount (“Maximum Offering Amount”) was $10,000,000. We terminated the offering on March 29, 2018. No shares were sold pursuant to the offering.

On March 29, 2018, our shares of Common Stock began trading on the Nasdaq Capital Market under the symbol, “VTSI.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

OVERVIEW

We develop, sell and support use of force training and marksmanship firearms training systems and accessories for law enforcement, military or civilian use. Our simulators use software, hardware and content to create uniquely effective and realistic training that does not require live ammunition or less-than-lethal munitions, which can both save money and provide certain training capabilities unavailable to live fire exercises. We have developed a higher standard in simulation training including capabilities such as: multi-screen video based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful gas-powered simulated recoil weapons, and more.

We also are engaged in licensing our technology to Modern Round Entertainment Corporation (“MREC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience.

Simulator Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

●	V-100™ Simulator – a single-screen based simulator system

●	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case.

●	V-ST™ Simulator – a highly-realistic single screen simulated shooting range simulator with the ability to scale to multiple screens

●	Top Subject Matter Expert Content – content supplied with our simulators is approved by top firearms training experts

●	V-Author™ Software – allows users to create, edit, and train with content specific to agency’s objectives

●	Simulated Recoil – a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues. Revenues were $4,686,445 for the three months ended September 30, 2017 compared to $3,041,701 for the same period in 2016 and $14,147,297 for the nine months ended September 30, 2017 compared to $12,649,963 for the same period in 2016. The increase was primarily due to additional sales of simulators, accessories, warranties and other services, with a portion of the increase as a result of increased royalty revenue.

Cost of Sales. Cost of sales was $1,573,384 for the three months ended September 30, 2017 compared to $1,345,181 for the same period in 2016 and $4,853,796 for the nine months ended September 30, 2017 compared to $4,856,906 for the same period in 2016. The increase was due to additional sales volume partially offset by a reduction in the cost of manufacturing system and product components in our recently acquired machine shop, an increase in sales of mix of higher margin products including training, service and warranty sales, and a reduction in material costs due to higher volume purchases and more favorable pricing of raw materials and systems components in 2017 compared to the same period in 2016.

Gross Profit. Gross profit was $3,113,061 for the three months ended September 30, 2017 compared to $1,696,521 for the same period in 2016 with a gross profit margin of 66% for the three months ended September 30, 2017 compared to 56% for the same period in 2016. Gross profit was $9,293,503 for the nine months ended September 30, 2017 compared to $7,793,057 for the same period in 2016, with a gross profit margin of 66% for the nine months ended September 30, 2017 compared to 62% for the same period in 2016. The gross profit improvement was a result of a reduction in the cost of manufacturing system and product components in our recently acquired machine shop, an increase in sales of mix of higher margin products including training, service and warranty sales and a reduction in material costs due to higher volume purchases and more favorable pricing of raw materials and systems components in 2017 compared to the same period in 2016.

Operating Expenses. Net operating expense was $2,361,243 for the three months ended September 30, 2017 compared to $1,700,835 for the same period in 2016. Net operating expense was $6,447,409 for the nine months ended September 30, 2017 compared to $5,363,678 for the same period in 2016. The three month and nine month year over year increases were due to expanding staffing levels, annual increases in payroll and benefits for current staff, sales and marketing expansion, new research and development work, and IT infrastructure upgrades.

Net Income. Net income was $742,125 for the three months ended September 30, 2017 compared to a net loss of $10,083 for the same period in 2016. Net income was $2,792,104 for the nine months ended September 30, 2017 compared to $2,361,186 for the same period in 2016. The increase in net income resulted from increases in revenue and gross profit partially offset by an increase in operating expenses as noted above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (AEBITDA)

Explanation and Use of Non-GAAP Financial Measures:

Earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Adjusted EBITDA should not be considered as an alternative for net (loss) income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. A reconciliation of net income to adjusted EBITDA is provided in the following table:

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change

Net Income/(Loss)	$742,125	$(10,083)	$752,208	-7460.2%	$2,792,104	$2,361,186	$430,918	18.3%
Adjustments:
Depreciation and amortization	65,570	64,591	979	1.5%	204,527	160,768	43,759	27.2%
Non-cash stock option expense	42,376	30,000	12,376	41.3%	160,351	93,990	66,361	70.6%
Provision for income taxes	24,285	8,414	15,871	188.6%	102,285	73,618	28,667	38.9%

Adjusted EBITDA	$874,356	$92,922	$781,434	841.0%	$3,259,267	$2,689,562	$569,705	21.2%

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $5,106,205 and $3,703,579 in cash as of September 30, 2017 and December 31, 2016, respectively. The working capital was $7,359,583 and $5,268,654 for the periods ended September 30, 2017 and December 31, 2016, respectively.

Net cash provided by operating activities was $2,549,964 and $2,569,636 for the nine months ended September 30, 2017 and 2016, respectively, resulting from an increase in net income and significant changes in accounts receivables, unbilled revenue, inventory, prepaid expense and other current assets, accounts payable and other accrued expenses.

Net cash used in investing activities was $83,410 and $468,115 for the nine months ended September 30, 2017 and 2016, respectively, resulting from a reduction in purchases of property and equipment.

Net cash used in financing activities was $1,063,928 and $497,143 for the nine months ended September 30, 2017 and 2016, respectively, resulting from the purchase of treasury stock, repurchase of stock warrants which was offset by a reduction in repurchase of stock options.

Our management believes that our current capital resources will be adequate to continue operating our company and maintaining our current business strategy for more than 12 months. We are, however, seeking to raise additional funds to expand our product and services offered, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

CRITICAL ACCOUNTING POLICIES

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Basis of Presentation and Use of Estimates

Our financial statements have been prepared in accordance with GAAP, unless otherwise noted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances and the carrying value of cost basis investments. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of financial instruments approximates their carrying values at September 30, 2017 and December 31, 2016 due to their short maturities. These financial instruments consist of cash and cash equivalents, accounts receivable, investment in MREC, accounts payable, and accrued liabilities.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

We recognize an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable are charged off after all reasonable collection efforts have been taken. As of September 30, 2017 and December 31, 2016, we maintained an allowance for doubtful accounts of $12,008 and $20,000, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory and provides reserves when appropriate to reduce inventory to the lower of cost or market to reflect estimated net realizable value. As of September 30, 2017, and December 31, 2016, the Company maintained reserves of $29,218 and $17,282, respectively

Investments in Other Companies

Minority investments in other companies are accounted for under the cost method of accounting because we do not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distribution of earnings. Management regularly evaluates the recoverability of its investment. During the periods ended September 30, 2017 and December 31, 2016 , the Company did not recognize any losses due to other-than-temporary declines of the value of the investments.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Gains or losses related to retirements or disposition of fixed assets are recognized in operations in the period incurred. Costs of normal repairs and maintenance are charged to expense as incurred, while betterments or renewals are capitalized. Depreciation commences at the time the assets are placed in service. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term, which are summarized as follows:

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Leasehold improvements	7 years

Revenue Recognition and Deferred Revenue

Net revenues include sales of products and services and are net of discounts. Product sales consist of simulators, upgrade components, scenarios, scenario software, recoil kits, Threat-Fire® and other accessories. Services include installation, training, limited warranties, service agreements and related support. Certain components of our sales include multiple elements comprising of both products and services. Our revenue recognition falls under ASC 605-25, Multiple Element Arrangements, with the delivery of the simulator and installation being two separate deliverables. Our delivery of the simulator and the installation has been assessed to qualify as separate units of accounting:

1.	The simulator unit upon shipment or delivery and customer acceptance, depending on the shipping terms.

2.	The installation upon completion and customer sign-off.

Additionally, we recognize revenue for these products and services when it is realized or realizable and earned. Revenue is considered realized and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and/or services have been rendered; (iii) the price is fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured. Shipping fees charged to customers are recorded as a component of net revenues. All sales and sales contracts, including international sales, have been denominated in US dollars.

Products

Revenue from the sale of products is recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to the customer and title and risk of loss has transferred to the customer. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $376,967 and $51,334 as of September 30, 2017 and December 31, 2016, respectively.

Services

Services include installation of product, separately priced extended limited warranties on parts and labor and technical support. Revenue is recognized for service contracts as earned which is generally upon completion of installation or, if extended warranties, on a straight-line basis over the term of the contract. The Company offers a standard warranty on its products from manufacturing defects on a limited basis for a period of one year after purchase and also offers separately priced extended warranties for periods of up to four years beginning after the expiration of the standard one-year warranty. After the standard warranty expires but during the term of the extended warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will repair or replace the defective product at no additional charge. The Company records a gross to net revenue adjustment for the one-year standard warranty and accrues annually the estimated cost of complying with the warranty agreements for all extended warranty years. Deferred revenue for separately priced extended warranties longer than one year totaled $2,376,371 and $2,014,571 as of September 30, 2017 and December 31, 2016, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized. The Company currently maintains a full valuation allowance on all of its net deferred tax assets.

Stock Based Compensation

The Company calculates the cost of awards of equity instruments based on the grant date fair value of the awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates.

The expected term of the options is the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The estimated fair value of stock-based compensation awards and other options is amortized on a straight-line basis over the relevant vesting period. Share-based compensation expense is recognized based on awards ultimately expected to vest. Forfeitures are recorded in subsequent periods when they occur.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. The Company is evaluating the impact of the standard and has not yet determined the effect on its financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 – “Leases (Topic 842)”, which requires leases to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. As the Company wrote-down its Investment in Modern Round to fair value in 2017, the Company believes that the adoption of ASU 2016-01 will not have a material impact on its financial statements and will change from the cost method of accounting.

We implemented all new accounting standards that are in effect and that may impact our financial statements

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have not yet evaluated our disclosure controls and procedures due to a transition period established by the rules of the SEC for newly public companies.

Internal Control over Financial Reporting

We have not yet evaluated our disclosure controls and procedures due to the transition period established by the rules of the SEC for newly public companies.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any other material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us. From time to time we are involved in legal proceedings occurring in the ordinary course of business.

On September 18, 2017, VirTra entered into a Settlement Agreement and Release of Claims with two parties and on November 30, 2017, VirTra entered into a Settlement Agreement and Release of Claims with the remaining two parties in the outstanding lawsuit agreeing to payments totaling $100,300 in full dismissal of all outstanding complaints against VirTra. The agreement does not constitute an admission that VirTra violated any local, state or federal regulations or engaged in any improper or unlawful conduct or wrongdoing. The US District Court of Arizona, District of Arizona approved Joint Motion Requesting Approval of Settlements on September 25, 2017 and December 7, 2017, respectively, for each settlement agreement. All required settlement payments were completed in accordance with the Settlement Agreements on September 29, 2017 and December 13, 2017. Management believes that the ultimate outcome of this matter did not have a material effect on its earnings, cash flows, or financial position.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the quarter ended September 30, 2017.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTRA, INC.

Dated: March 30, 2018	By:	/s/ Robert D. Ferris
Robert D. Ferris,
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy Henry
Judy Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

