Form 10-K
period 2017-12-31
VirTra, Inc
filed 2018-03-30
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 001-38420

VIRTRA, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-1207631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7970 S. Kyrene Rd. Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 968-1488

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange). Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2017 was approximately $28,441,227.

As of March 30, 2018, the registrant had 7,904,307 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

This report contains or incorporates by reference certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this report, including those set forth below.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report. The matters summarized below and elsewhere in this Annual Report could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

Our Corporate History

We are a corporation organized and existing under the laws of the State of Nevada. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra Systems, Inc., a Texas corporation.

Effective as of October 1, 2016 (the “Effective Date”), we completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by our Board of Directors on June 23, 2016 and our shareholders on September 16, 2016. On the Effective Date, 7,927,774  shares of common stock of VirTra Systems, Inc., a Texas corporation, were converted into 7,927,774 shares of common stock of VirTra, Inc., a Nevada corporation. No shareholders exercised appraisal rights or dissenters’ rights for such shares in accordance with the Texas Business Organization Code.

As part of the Plan of Conversion, we filed Articles of Incorporation in Nevada whereby we changed our name from VirTra Systems, Inc. to VirTra, Inc. and revised our capitalization. Our Articles of Incorporation filed in Nevada authorize us to issue 62,500,000 shares, of which (1) 60,000,000 shares shall be Common Stock, par value $0.0001 per share (the “Common Stock”), of which (a) 50,000,000 shares shall be Common Stock, par value $0.0001, (b) 2,500,000 shares shall be Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), and (c) 7,500,000 shares shall be Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”) and (2) 2,500,000 shares shall be Preferred Stock, par value $0.0001 per share, which may, at the sole discretion of the Board of Directors be issued in one or more series (the “Preferred Stock”). We also adopted new bylaws as part of the Plan of Conversion.

Effective October 20, 2016, we effected a 1 for 10 reverse stock split of our issued and outstanding Common Stock and effective February 12, 2018 we effected a 1 for 2 reverse stock split of our issued and outstanding Common Stock (together the “Reverse Stock Splits”). All references to shares of our Common Stock in this report on Form 10-K refer to the number of shares of Common Stock after giving effect to the Reverse Stock Splits and are presented as if the Reverse Stock Splits had occurred at the beginning of the earliest period presented.

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

Business Overview

We develop, sell and support use of force training and marksmanship firearms training systems and accessories for law enforcement, military, educational or civilian use. Our simulators use software, hardware and content to create uniquely effective and realistic training that does not require live ammunition or less-than-lethal munitions, which can both save money and provide certain training capabilities unavailable to live fire exercises. We have developed a higher standard in simulation training including capabilities such as: multi-screen video based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful gas-powered simulated recoil weapons, and more.

The VirTra simulator allows marksmanship and realistic scenario based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, safety officers, or a scenario based training site. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and re-mediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

We also are engaged in licensing our technology to Modern Round Entertainment Corporation (“MREC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience (the “MREC Concept”).

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our shareholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

o	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 lanes of individual firing lanes.

o	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you can’t put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

o	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 9 lanes of individual firing lanes.

●	V-100™ Simulator – a single-screen based simulator system

o	The V-100™ MIL is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100™ MIL firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

●	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case.

o	The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

●	V-ST™ Simulator – a highly-realistic single screen simulated shooting range simulator with the ability to scale to multiple screens

o	The V-ST PRO™ is a scalable firearms shooting and skills training simulator that offers superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Top Subject Matter Expert Content – content supplied with our simulators is approved by top training experts

●	V-Author™ Software – allows users to create, edit, and train with content specific to agency’s objectives

o	V-Author™ software allows users of the VirTra Simulation equipment to create, edit, and train with content specific to agency training objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil – a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training

Modern Round

On the civilian side, we have a Co-venture agreement with Modern Round, Inc. (formerly, Modern Round, LLC) (“Modern Round”), a wholly owned subsidiary of Modern Round Entertainment Corporation (“MREC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience. MREC plans to roll out its entertainment concept nationally and currently operates one virtual shooting lounge facility in Peoria, Arizona. Under the terms of the agreement, we granted Modern Round an exclusive, non-transferable royalty-bearing right and license to use our software in virtual shooting lounge facilities provided that certain minimums are met every year.

Operations and Suppliers

We produce some of our own products. We also rely on a variety of suppliers. Management does not expect to encounter future delays with suppliers that would have a material impact on us. However, supplier delays would adversely affect us.

Competition and Competitive Landscape

We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer. Arotech, Inc., Cubic, Inc., Laser Shot, Inc., Meggitt Training Systems, and Ti Training Corp are our main competitors in some or all of our markets.

We believe that our products and services are superior to those offered by our competitors based on our strength in developing higher quality software solutions and our extensive library of virtual shooting scenario content that would require a substantial investment by a competitor to offer a comparable product.

Modern Round Co-Venture Agreement

On January 16, 2015 we entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round. We agreed to develop interactive games, skills drills, and advanced training simulation content for Modern Round pursuant to the terms of the Co-Venture Agreement, the costs of which were born by Modern Round. We also licensed our software, virtual shooting content and other intellectual property (the “VirTra Technology”) to Modern Round for a portion of its total revenue. We continue to own virtual shooting scenario content that is used in conjunction with the Modern Round platform, whether such content is created by a third-party developer or by Modern Round’s in-house development team. When a virtual shooting scenario content is used in conjunction with the Modern Round’s platform, however, Modern Round has an exclusive, worldwide license to use such content, whether created by a third-party developer or by Modern Round’s in-house development team subject to certain milestones discussed below.

The Co-Venture Agreement provided for (i) the grant to us of 1,365,789 membership units of Modern Round (“Units”), (ii) a right to participate to the extent of five percent of any offering by Modern Round of its Units, (iii) warrants to purchase 1,365,789 Units exercisable 12 months after the opening of Modern Round’s first range facility utilizing the VirTra technology pursuant to the Co-Venture Agreement at a price of $0.25 per share and (iv) Modern Round’s payment of a royalty to us equal to 7% of its gross revenues for each location that uses the VirTra Technology with minimum royalty payments of $280,000, $560,000, and $840,000 (thereafter) for each 12-month period following the opening of the first location in the United States or Canada based on sales in these territories and separate minimum royalty payments, following the opening of the first location outside of the United States and Canada, each based on sales in each of the respective territories.

In addition, on April 14, 2015 Modern Round issued to us an option to purchase 125,000 of its Units. The option fully vested and became exercisable on the date of grant at an exercise price equal to $0.50 per Unit. The April 14, 2015 option terminates on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Modern Round’s exclusive license is conditional upon achieving certain milestones. They are required to open a location in the United States or Canada within 24 months, and are required to open an international location within five years of the execution of the Co-Venture Agreement. Additionally, they must meet the minimum royalty payments noted when they become effective. They achieved the United States or Canada milestone with the opening of their Peoria, Arizona location in June 2016. The term of the Co-Venture Agreement continues so long as Modern Round exercises any rights under the agreement with respect to the VirTra Technology. The Co-Venture Agreement may be terminated at any time by either party if the breaching party fails to cure any material breach within 30 days after written notice from the non-breaching party. If we are the breaching party, Modern Round may elect to retain the right to use the VirTra Technology and continue to pay royalties to us as provided for in the Co-Venture Agreement.

In addition to our other obligations under the Co-Venture Agreement, we issued to affiliates of MREC warrants to purchase 459,691 shares of our Common Stock exercisable at $2.72 per share any time subsequent to the earlier of the first anniversary of the opening of Modern Round’s first range facility utilizing the VirTra Technology or after MREC opens its first range facility utilizing VirTra Technology and the payment of all required minimum royalty payments during the first 12-month period. These warrants became exercisable on June 1, 2017. We also granted warrants to affiliates of MREC to purchase 459,691 shares of our Common Stock exercisable at $2.72 per share any time subsequent to Modern Round’s payment to us of $2,000,000 in royalty fees. These warrants are not yet exercisable.

On December 31, 2015, Modern Round merged with a subsidiary of MREC pursuant to a Plan of Merger (the “Merger Agreement”) and each unit of Modern Round issued and outstanding as of the effective time of the merger automatically converted into the right to receive approximately 1.2277 shares of MREC common stock. As a result of the Merger Agreement, we held 1,676,748 shares of MREC, options to purchase 153,459 shares of MREC common stock at an exercise price of $0.41 per share, and conditional warrants to purchase 1,676,747 shares of MREC common stock at an exercise price of $0.20 per share. On October 25, 2016, we exercised the warrant and purchased 1,676,747 shares of MREC common stock for $335,349 resulting in our aggregate holdings of MREC increasing to 3,353,495 common shares representing approximately 8.9% of the issued and outstanding common shares of MREC.

On July 28, 2017, the Company received Notices of Exercise for all 459,691 warrants then exercisable (the “Tranche 1 Warrants”) from all the MREC affiliate holders electing to purchase warrants pursuant to the terms of the net exercise provision set forth in the Warrant Agreement. Mr. Saltz (a member of our Board of Directors who is also Chairman of the Board of Directors of MREC, as well as a majority stockholder of MREC) held 398,122 of the Tranche 1 Warrants prior to the assignment of the warrants to MREC on August 11, 2017. Under the net exercise provision, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant (or the portion thereof being exercised) by surrender of the warrant and the Company issuing to holder the number of computed shares. Using the July 28, 2017 OTCQX closing price at $4.36 as fair value and the $2.72 warrant exercise price, upon conversion the 459,691 warrants entitled the holders to receive 172,912 shares of the Company’s Common Stock without payment of any additional consideration pursuant to the net exercise terms of the Tranche 1 Warrants that are currently exercisable.

Effective August 16, 2017, the Company and the MREC affiliate holders entered into an agreement (the “Warrant Buyout Agreement”) whereby the Company acknowledged that the affiliates of MREC had assigned the Tranche 1 Warrants to MREC and the Company agreed to repurchase them at a price of $3.924 per share of Common Stock issuable by the Company pursuant to the net exercise terms of the Warrants for a total of $678,505.

In addition, the Company agreed to repurchase from MREC an additional 459,691 warrants held by MREC that are not currently exercisable (the “Tranche 2 Warrants”). Mr. Saltz held 364,122 of the Tranche 2 Warrants prior to their assignment to MREC on August 11, 2017. The Warrant Buyout Agreement amended the Tranche 2 Warrants to provide for the immediate exercise on a net exercise basis of 24,208 shares of the Company’s Common Stock. The aggregate purchase price for the Tranche 2 Warrants is $94,990 based on a price of $3.924 per share of Common Stock issuable on a net exercise basis and based on 24,208 shares of the Company’s Common Stock. The aggregate purchase price of the Tranche 1 Warrants and the Tranche 2 Warrants was $773,495.

MREC agreed that proceeds of the warrant redemption, net of applicable taxes, would be used to fund the development of a second stand-alone Modern Round location. In addition, MREC agreed that, after giving effect to their payment to us of $161,573 towards the $280,000 minimum royalty due covering the first 12-month royalty period, the balance due to us in order to maintain exclusivity was $118,427.

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

Intellectual Property

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. This Annual Report may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report is not intended to, and should not be read to, imply a relationship with or endorsement or sponsorship of us. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this Annual Report are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks. All other trademarks are the property of their respective owners.

We rely on certain proprietary technology and seek to protect our interests through a combination of patents, trademarks, copyrights, know-how, trade secrets and security measures, including confidentiality agreements. Our policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, we seek to expand and improve the technological base and individual features of our products through ongoing research and development programs.

Our patent portfolio includes three issued U.S. patents, which expire between 2025 and 2028. We also have two patent applications pending for examination in the U.S.

We own the trademark for “VirTra Systems”, “The Higher Standard in Firearms Training Simulators” and “Threat-Fire”. These trademarks are registered in the United States. We have filed an application that is pending for the trademark for “VirTra”. We consider the protection of our trademarks to be important to our business.

We also have copyright protection for the simulator content we produce for use in our products.

We rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. However, we may be unable to detect the unauthorized use of or take appropriate steps to enforce, our intellectual property rights. Effective trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Research and Development

During the years ended December 31, 2017 and 2016, our research and product development expenses were approximately $1,285,000 and $1,100,000, respectively.

Sources and Availability of Raw Materials/Manufacturing and Assembly

We obtain the key components of our products from a variety of sources that we purchase on a purchase order basis from local suppliers at market prices based on our production requirements. We believe alternative sources generally exist for the components used in our products.

Our manufacturing, assembly, warehouse and shipping facilities are located in Tempe Arizona. See Business – Property.

Employees

As of December 31, 2017, we employed 80 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we do not currently have any labor disputes.

Property

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. This lease expires in April 2019. In addition, we lease approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our parts manufacturing facility at 2169 East 5th St., Tempe, Arizona 85284. This lease expires in September 2018.

Operations

Our operations are conducted from our principal executive office in Tempe, Arizona. We have no offices or employees internationally. However, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2017, we had existing sales contracts or warranty service obligations in the U.S. and 10 foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a customer located in the foreign country, or pursuant to a contract between our company and a U.S. government agency (such as the Department of State or the United States Army). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

Regulatory Matters

Our business is heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including, but not limited to, branches of the U.S. military and the Department of Homeland Security. Similar government authorities exist in our international markets.

We are also subject to export laws and regulations. These laws include, among others, the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (the “ITAR”), administered by the U.S. Department of State, Directorate of Defense Trade Controls, and trade sanctions, regulations and embargoes administered by the U.S. Department of Treasury, Office of Foreign Assets Control. Among its many provisions, the ITAR requires a license application for the export of firearms and congressional approval for any application with a total value of $1 million or higher. We have been issued an exemption under the ITAR that eliminates the need to apply for individual licenses to export our products outside the United States.

Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products and repeat failures could carry more significant penalties. Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products could have a material adverse effect on our competitive position, results of operations, cash flows, or financial condition.

For additional information related to export regulations, see Item 1A, entitled “Risk Factors – We may not be able to receive or retain the necessary licenses or authorizations required for us to export or re-export….”

Government Contracts

The U.S. government, and other governments, may terminate any of our government contracts at their convenience, as well as for default, based on our failure to meet specified performance requirements. If any of our U.S. government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default. For additional information related to government contracts, see Item 1A. “Risk Factors – Risks Related to Government Contracts.”

Environmental

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.

Risks Related to Our Business

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2017. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts and could decrease our backlog or otherwise materially harm our business, prospects, financial condition or results of operations include:

●	budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transit agencies and regional transit agencies, and changes in fiscal policies or a reduction of available funding;

●	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

●	disruptions in our customers’ ability to access funding from capital markets;

●	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

●	the adoption of new laws or regulations pertaining to government procurement;

●	government appropriations delays or blanket reductions in departmental budgets;

●	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

●	increased use of shorter duration awards, which increases the frequency we may need to recompete for work;

●	impairment of our reputation or relationships with any significant government agency with which we conduct business;

●	decreased use of small business set asides or changes to the definition of small business by government agencies;

●	increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

●	increased aggressiveness by the government in seeking rights in technical data, computer software, and computer software documentation that we deliver under a contract, which may result in “leveling the playing field” for competitors on follow-on procurements;

●	impairment of our ability to provide third-party guarantees and letters of credit; and

●	delays in the payment of our invoices by government payment offices.

Government spending priorities and terms may change in a manner adverse to our businesses.

A significant percentage of our revenue comes from domestic and foreign police forces. If these government entities have to cut their budgets, it is possible that we will lose this source of revenue, which could materially adversely affect our business, prospects, financial condition or results of operations. We are working at diversifying our business so that we are not as dependent, but there is no assurance that we will be successful at doing so.

Intense competition could negatively impact our sales and operating results.

Our products are sold in highly competitive markets with limited barriers to entry. We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer. Arotech, Inc., Cubic Inc., Laser Shot, Inc., Meggitt Training Systems, and Ti Training Corp. are our main competitors in some or all of our markets.

We believe that our products and services are superior to those offered by our competitors based on our strength in developing higher quality software solutions and our extensive library of training scenario content that would require a substantial investment by a competitor to offer a comparable product. The introduction by competitors of lower-priced or more innovative products could, however, result in a significant decline in our revenues and have a material adverse effect on our operating results, financial position and cash flows.

If we are unable to anticipate customer preferences or to effectively identify, market and sell future products, our future revenues and operating results could be adversely affected.

Our future success depends on our ability to effectively identify, market and sell new products that respond to new and evolving customer preferences. Accordingly, our revenues and operating results may be adversely affected if we are unable to identify or acquire rights to new products that satisfy customer preferences. In addition, any new products that we market may not generate sufficient revenues to recoup their identification, development, acquisition, marketing, selling and other costs.

Decline in state and local government spending would likely negatively affect our product revenues and earnings.

Success of each of the products we plan to sell depends substantially on the amount of funds budgeted by state and local government agencies that make up our current and potential customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may result in lower tax revenues that could lead to reductions in government spending, especially spending for discretionary simulation training products such as ours. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.

We may not be able to receive or retain the necessary licenses or authorizations required for us to export or re-export our products, technical data or services, or to transfer technology from foreign sources and to work collaboratively with them. Denials of such licenses and authorizations could have a material adverse effect on our business and results of operations.

U.S. regulations concerning export controls require us to screen potential customers, destinations, and technology to ensure that sensitive equipment, technology and services are not exported in violation of U.S. policy or diverted to improper uses or users. In order for us to export certain products, technical data or services, we are required to obtain licenses from the U.S. government, often on a transaction-by-transaction basis. These licenses are generally required for the export of the military versions of our products and technical data and for defense services. We cannot be sure of our ability to obtain the U.S. government licenses or other approvals required to export our products, technical data and services for sales to foreign governments, foreign commercial customers or foreign destinations.

In addition, in order for us to obtain certain technical know-how from foreign vendors and to collaborate on improvements on such technology with foreign vendors, we may need to obtain U.S. government approval for such collaboration through manufacturing license or technical assistance agreements approved by U.S. government export control agencies. The U.S. government has the right, without notice, to revoke or suspend export licenses and authorizations for reasons of foreign policy, issues over which we have no control. Failure to receive required licenses or authorizations would hinder our ability to export our products, data and services and to use some advanced technology from foreign sources. This could have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with export control rules could have a material adverse effect on our business.

Our failure to comply with the export control rules described above could expose us to significant criminal or civil enforcement action by the U.S. government, and a conviction could result in denial of export privileges, as well as contractual suspension or debarment under U.S. government contracts, either of which could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the foreign countries where we sell our products and services. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may face competition from providers of comparable products. Increased competition in those product categories could negatively affect our future revenues and operating results.

Since we will not be the only seller and since we have a limited number of patents, the introduction of comparable products designed to compete with our products may increase in the future. With so much focus on homeland security and terrorism, it is possible that more companies will enter our business and sell new and/or innovative training tools. One area of particular concern is new virtual reality (VR) hardware and software. If other companies are able to create new training tools that are more realistic or effective, we may not be able to compete effectively. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our sales of these products, without offsetting sales gains, would have a material adverse effect on our operating results, financial position and cash flows.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our revenues and gross profit.

The markets for law enforcement, military, educational and commercial simulation training are highly competitive and include many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Despite owning patents, trademarks and copyrights, our current and future competitors could manufacture and sell products with performance characteristics and functionality similar to the products we sell and that we plan to sell. Some of our competitors are large companies with strong worldwide brand recognition, such as Cubic and Meggitt that have significantly greater financial, distribution, marketing and other resources than we do. Some of our competitors have significant competitive advantages, including longer operating histories, larger sales forces, bigger advertising budgets, better brand recognition, greater economies of scale and long-term relationships with key military customers that are potentially highly valuable because of the significant volume that our competitors sell to them.

As a result, these competitors may be better equipped than we are to influence customer preferences or otherwise increase their market share by:

●	quickly adapting to changes in customer requirements;

●	readily taking advantage of acquisition and other opportunities;

●	discounting excess inventory that has been written down or written off;

●	devoting resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

●	adopting aggressive pricing policies; and

●	engaging in lengthy and costly intellectual property and other disputes.

Some of the components of our products pose potential safety risks which could create potential liability exposure for us.

Some of the components of our products contain elements that may pose potential safety risks. In addition to these risks, there can be no assurance that accidents in the facilities that use our products will not occur. Any accident, whether occasioned by the use of all or any part of our products or technology or by our customers’ operations, could adversely affect commercial acceptance of our products and could result in claims for damages resulting from injuries or death. Any of these occurrences would materially adversely affect our operations and financial condition. In the event that our products fail to perform as specified, users of these products may assert claims for substantial amounts. These claims could have a materially adverse effect on our financial condition and results of operations. There is no assurance that the amount of the general product liability insurance that we maintain will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost, or at all.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Companies engaged in the sales of products are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot guarantee you that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, we may be required to expend significant time and financial resources on the defense of such claims, even if without merit, settled out of court, or determined in our favor. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or materials; or to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, we do not carry broadly applicable patent liability insurance and any lawsuits regarding patent rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

Our business is dependent on proprietary rights that may be difficult to protect and could affect our ability to compete effectively.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technology and content through a combination of patent, trademark, copyright and trade secret protection, non-disclosure agreements and licensing arrangements.

Litigation, or participation in administrative proceedings, may be necessary to protect our proprietary rights. This type of litigation can be costly and time consuming and could divert company resources and management attention to defend our rights, and this could harm us even if we were to be successful in the litigation and there is no guarantee we would be successful in such litigation. In the absence of patent protection, and despite our reliance upon our proprietary confidential information, our competitors may be able to use innovations similar to those used by us to design and manufacture products directly competitive with our products. In addition, no assurance can be given that others will not obtain patents that we will need to license or design around. To the extent any of our products are covered by third-party patents, we could need to acquire a license under such patents to develop and market our products.

Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so. In addition, competition is intense, and there can be no assurance that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. In the event of patent litigation, we cannot assure you that a court would determine that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for those inventions. If existing or future third-party patents containing broad claims were upheld by the courts or if we were found to infringe third-party patents, we may not be able to obtain the required licenses from the holders of such patents on acceptable terms, if at all. Failure to obtain these licenses could cause delays in the introduction of our products or necessitate costly attempts to design around such patents, or could foreclose the development, manufacture or sale of our products. We could also incur substantial costs in defending ourselves in patent infringement suits brought by others and in prosecuting patent infringement suits against infringers.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through non-disclosure and confidentiality agreements with our customers, employees, consultants, and entities with which we maintain strategic relationships. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

We depend on our executive officers, the loss of whom could materially harm our business.

We rely upon the accumulated knowledge, skills and experience of our executive officers and significant employees. Our Chief Executive Officer, Robert Ferris, built our business from inception and, along with other members of the management team, are responsible for many of the products and clients that we have today. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our financial results. We also do not maintain any key man life insurance policies for any of our employees.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we will be required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act beginning with the Annual Report for the year ending December 31, 2018.

We will design, implement, and test the internal controls over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange on which the securities are listed, the Securities and Exchange Commission (the “SEC”), or other regulatory authorities, which could require additional financial and management resources.

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of our securities may be more volatile.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company or a smaller reporting company as defined under rules promulgated by the SEC. This means that the effectiveness of our financial reporting may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of our internal controls over financial reporting and we are not. While our management is required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and no longer qualify as a smaller reporting company, we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company with an obligation to file reports with the SEC under the Exchange Act, we will incur significant legal, accounting and other expenses that we did not incur as a private company whose shares were quoted on the OTC Markets. In addition, the Sarbanes-Oxley Act imposes various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur to meet our additional disclosure obligations under the Exchange Act or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company and no longer qualify as a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts including hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our Common Stock, and could adversely affect our ability to access the capital markets.

Risks Relating to Our Stock

NASDAQ may delist our Common Stock from trading on its exchange, which could limit stockholders’ ability to trade our Common Stock.

Our Common Stock commenced trading on NASDAQ on March 29, 2018. NASDAQ will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. If we fail to meet these continued listing requirements, our Common Stock may be subject to delisting. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

Our Common Stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our Common Stock has been volatile in the past and the market price of our Common Stock could be volatile in the future. You may not be able to resell shares of our Common Stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results, including the loss of a large or key customer or vendor;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of Common Stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our Common Stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock, regardless of our actual operating performance.

Because our officers and board of directors will make all management decisions, you should only invest in our securities if you are comfortable entrusting our directors to make all decisions.

Our board of directors will have the sole right to make all decisions with respect to our management. Investors will not have an opportunity to evaluate the specific projects that will be financed with future operating income. You should not purchase our securities unless you are willing to entrust all aspects of our management to our officers and directors.

We may need to raise additional capital. If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

As an emerging growth company, we will need to secure adequate funding for opportunities we may encounter. Such opportunities may include acquiring complementary businesses, securing new marketing and sales opportunities, giving bonuses to employees to reward them for past service and incentivize them for future successes. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail our operations and our business could fail.

Our issuance of additional Common Stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our Common Stock.

We may generally issue shares of Common Stock and Common Stock issuable upon exercise of stock options and warrants to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is possible that we will issue additional shares of Common Stock under circumstances we may deem appropriate at the time.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 7,904,307 shares of our Common Stock outstanding as of March 29, 2018, all such shares are tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

Our equity incentive plan allows us to issue stock options and award shares of our Common Stock. We may in the future create additional equity incentive plans, which may at that time require us to file a registration statement under the Securities Act to cover the issuance of shares upon the exercise or vesting of awards granted or otherwise purchased under those plans. As a result, any shares issued or granted under the plans may be freely tradable in the public market. If equity securities are issued under the plans, if implemented, and it is perceived that they will be sold in the public market, then the price of our Common Stock could decline substantially.

No holders of any shares of our Common Stock have rights to require us to file registration statements for the public resale of such shares.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and our Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. Further, our Articles of Incorporation authorize the issuance of up to 2,500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

We have never paid dividends on our Common Stock and have no plans to do so in the future.

Holders of shares of our Common Stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of Common Stock and we do not expect to pay cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our Common Stock may have will be in the form of appreciation, if any, in the market value of their shares of Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. This lease expires in April 2019. In addition, we lease approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our parts manufacturing facility at 2169 East 5th St., Tempe, Arizona 85284. This lease expires in September 2018.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. On October 20, 2016 a former employee filed a lawsuit in the U.S. District Court, District of Arizona against us alleging our failure and/or refusal to pay overtime in violation of 29 U.S.C. Sec. 201, et. seq. and a claim for wrongfully withheld wages under A.R.S. Sec. 23-350 et. seq. The complaint sought certification of class action status, declaratory relief, damages, interest, attorneys’ fees and such other relief the Court deemed just and proper. Additionally, two former and one current employee opted-in to the class action. On September 18, 2017, we entered into a Settlement Agreement and Release of Claims with two parties and on November 30, 2017, we entered into a Settlement Agreement and Release of Claims with the remaining two parties in the outstanding lawsuit agreeing to payments including plaintiff’s legal fees totaling $106,030 in full dismissal of all outstanding complaints against us. The agreement does not constitute an admission that we violated any local, state or federal regulations or engaged in any improper or unlawful conduct or wrongdoing. The U.S. District Court of Arizona, District of Arizona approved the Joint Motion Requesting Approval of Settlements on September 25, 2017 and December 7, 2017, respectively, for each settlement agreement. All required settlement payments were completed in accordance with the Settlement Agreements on September 29, 2017 and December 13, 2017. Management believes that the ultimate outcome of this matter did not have a material effect on our earnings, cash flows, or financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Beginning on March 29, 2018, our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.” Prior to March 29, 2018, our Common Stock was quoted on the OTCQX tier of the OTC Markets Group. The OTC Market is a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our Common Stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. These bid quotations have been adjusted to reflect the 1-for-2 reverse stock split of our Common Stock that became effective on March 2, 2018.

2016
January 1 - March 31	$2.20	$2.80
April 1 - June 30	$2.23	$4.20
July 1 - September 30	$4.00	$6.10
October 1 - December 31	$5.20	$6.42

2017
January 1 - March 31	$3.59	$5.28
April 1 - June 30	$3.52	$5.18
July 1 – September 30	$3.64	$5.20
October 1 - December 31	$5.28	$6.60

Holders of Common Stock

As of March 29, 2018, 7,904,307 shares of our Common Stock were outstanding and held by approximately 154 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

Dividends

We have never paid dividends on our Common Stock and have no plans to do so in the future. Holders of shares of our Common Stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of Common Stock and we do not expect to pay cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our Common Stock may have will be in the form of appreciation, if any, in the market value of their shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included in this Annual Report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

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

Simulator Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

●	V-100™ Simulator – a single-screen based simulator system

●	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case.

●	V-ST PRO™ Simulator – a highly-realistic single screen simulated shooting range simulator with the ability to scale to multiple screens

●	Top Subject Matter Expert Content – content supplied with our simulators is approved by top firearms training experts

●	V-Author™ Software – allows users to create, edit, and train with content specific to agency’s objectives

●	Simulated Recoil – a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training

Recent Developments

Effective February 12, 2018, we effected a 1-for-2 reverse stock split of our issued and outstanding common stock.

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

Results of operations for the years ended December 31, 2017 and December 31, 2016

Revenues were $16,524,225 for the year ended December 31, 2017 compared to $15,652,168 for the same period in 2016. The increase was primarily a result of a general increase in number of customers, partially offset by a large $2.7 million single international order that occurred during the 2016 period.

Cost of Sales. Cost of sales was $6,290,879 for the year ended December 31, 2017 compared to $5,970,058 for the same period in 2016. The increase is a result of increased costs due to higher sales volume and includes $87,749 for the year ended 2017 compared to $17,282 for the year ended 2016, respectively, to cost of sales for inventory reserve allowance to adjust the net realizable carrying value of inventory on hand, offset by reductions in material costs from higher volume purchases and more favorable pricing of raw materials and systems components in 2017 compared to 2016.

Gross Profit. Gross profit was $10,233,346 for the year ended December 31, 2017 compared to $9,682,110 for the same period in 2016. The gross profit margin was 61.9% for the years ended December 31, 2017 and 2016.

Operating Expenses. Net operating expense was $8,926,829 for the year ended December 31, 2017 compared to $7,555,784 for the same period in 2016, an increase of $1,371,045. The year over year increases were due to expanding staffing levels, annual increases in payroll and benefits for staff of $546,046, sales and marketing expansion of $417,000, new research and development work of $200,000, and IT infrastructure upgrades of $53,000, as well as additional costs associated with our becoming a public company, SEC registration and up-listing to NASDAQ plus increased investor relations totaling $170,000.

Income Tax (Benefit) Expense. Income tax benefit was ($2,505,292) for the year ended December 31, 2017, reflecting a reversal of our previously established valuation allowance, partially offset by the effect of a change in the federal income tax rate applied to our deferred tax assets and miscellaneous state income taxes. Income tax expense was $204,890 for the year ended December 31, 2016, reflecting miscellaneous state income taxes.

Other Income (Expense). Other income (expense) was ($549,527) for the year ended December 31, 2017 as compared to $26,448 for the year ended December 31, 2016. The change was primarily attributable to the write-down of our Investment in MREC.

Net Income. Net income was $3,262,282 for the year ended December 31, 2017 compared to $2,050,022 for the same period in 2016. The increase in net income resulted from an increase in revenues and an increase in income tax benefit, partially offset by an increase in operating expenses and an increase in other expense as noted in each respective section.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (AEBITDA)

Explanation and Use of Non-GAAP Financial Measures:

Earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. Adjusted EBITDA should not be considered as an alternative for net (loss) income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. A reconciliation of net income to adjusted EBITDA is provided in the following table:

	Year Ended
	December 31,	December 31,	Increase	%
	2017	2016	(Decrease)	Change

Net income	$3,262,282	$2,050,022	$1,212,260	59.1%
Adjustments:
Depreciation and amortization	270,881	192,602	78,279	40.6%
Non-cash stock option expense	167,475	181,786	(14,311)	-7.9%
Treasury stock cancelled	-	2,981	(2,981)	-100.0%
Other income-receipt of unclaimed property	-	(17,913)	17,913	-100.0%
Impairment loss on MREC	613,241	-	613,241	n/a
Provision for income taxes	(2,505,292)	102,753	(2,608,045)	-2538.2%

Adjusted EBITDA	$1,808,587	$2,512,231	$(703,644)	-28.0%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $5,080,445 and $3,703,579 cash and cash equivalents as of December 31, 2017 and 2016, respectively. Working capital was $5,710.483 and $5,268,654 as of December 31, 2017 and 2016, respectively.

Net cash provided by operating activities was $2,652,101 and $1,754,880 for the year ended December 31, 2017 and 2016, respectively, resulting from an increase in net income and significant changes in working capital.

Net cash used in investing activities was $133,831 and $830,334 for the year ended December 31, 2017 and 2016, respectively. Investing activities in 2017 consisted entirely of purchases of property and equipment, while investing activities in 2016 also including the investment in MREC and the asset purchase of a tool shop.

Net cash used in financing activities was $1,141,404 and $537,987 for the year ended December 31, 2017 and 2016, respectively. Financing activities in 2017 consisted primarily of repurchases of stock options, warrants and treasury stock, while financing activities in 2016 consisted primarily of the repurchase of stock options.

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating our company and maintaining our current business strategy for more than 12 months from the filing of this Annual Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to expand our product and services offered, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

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

Basis of Presentation and Use of Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise noted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances and the carrying value of cost basis investments. Actual results could differ significantly from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

We recognize an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable are charged off after all reasonable collection efforts have been taken. As of December 31, 2017 and 2016, we maintained an allowance for doubtful accounts of $12,290 and $20,000, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory and provides reserves for slow moving or potentially obsolete inventory, when appropriate and reduces inventory to the lower of cost or market to reflect estimated net realizable value. As of December 31, 2017 and 2016, inventory reserves were $105,031 and $17,282, respectively.

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

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the year ended December 31, 2017, we recognized an impairment loss of $613,241. During the year ended December 31, 2016, we did not recognize any losses due to other-than-temporary declines of the value of the investments. In addition, management regularly assesses the classification of its investments.

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

Products

Revenue from the sale of products is recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to the customer and title and risk of loss has transferred to the customer. For customers other than United States governmental agencies, we generally require deposits in advance of shipment for customer sales orders. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $709,676 and $51,334 as of December 31, 2017 and 2016, respectively.

Services

Services include installation of product, separately priced extended limited warranties on parts and labor, and technical support. Revenue is recognized for service contracts as earned, which is generally upon completion of installation or, as it relates to the extended warranties, on a straight-line basis over the term of the contract. The Company does warranty its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended warranties for periods of up to four years after the expiration of the standard one-year warranty. The Company reviews historical warranty costs to estimate first year warranty costs as a percentage of revenue and records a corresponding warranty expense and accrued warranty liability related to product sales in the same period. After the one-year standard warranty expires and during the term of the extended warranty, if the device fails to operate properly from defects in materials and workmanship, we will fix or replace the defective product. Deferred revenue for separately priced extended warranties longer than one year totaled $2,156,950 and $2,014,571 as of December 31, 2017 and 2016, respectively. We record a gross to net revenue adjustment and accrue on an annual basis the estimated cost of complying with the warranty agreements for the next fiscal year. The accrual for the one-year manufacturer’s warranty liability totaled $135,000 and $122,000 as of December 31, 2017 and 2016, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes are required.

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. During the quarter ended December 31, 2017, the Company reversed all previously recorded valuation allowances.

As of December 31, 2017 and 2016, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2017 or 2016.

The Company is potentially subject to tax audits for its United States federal and Arizona state income tax returns for tax years ended 2015 to 2017 and 2014 to 2017, respectively; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, the Company has modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $5,463,000 at December 31, 2017. Taking the new tax reform into consideration, the total net deferred tax assets was $2,710,000 at December 31, 2017.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculation, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The amount recorded related to the remeasurement of our deferred tax balance was an expense of $1,376,000. The expense is included as a component of income tax expense.

Stock Based Compensation

The Company calculates the cost of awards of equity instruments based on the grant date fair value of the awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates

The expected term of the options is the estimated period of time until exercise and is determined using the SEC’s safe harbor rules as we do not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The estimated fair value of stock-based compensation awards and other options is amortized on a straight-line basis over the relevant vesting period. As share-based compensation expense is recognized based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. The adoption of this accounting standard will not have a material impact on the Company’s financial position or results of operations.

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

We implemented all new accounting standards that are in effect and that may impact our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AN QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VirTra, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

East Hanover, New Jersey

March 30, 2018

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,080,445	$3,703,579
Accounts receivable, net	1,478,135	3,244,852
Inventory, net	1,720,438	1,319,944
Unbilled revenue	1,222,047	107,297
Prepaid expenses and other current assets	586,439	250,066

Total current assets	10,087,504	8,625,738

Property and equipment, net	677,273	814,323
Deferred tax assets, net	2,710,182	-
Investment in MREC	1,374,933	471,928

TOTAL ASSETS	$14,849,892	$9,911,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$535,795	$467,679
Accrued compensation and related costs	593,491	617,582
Accrued expenses and other current liabilities	243,573	194,668
Notes payable, current	11,250	11,250
Deferred revenue	2,992,912	2,065,905

Total current liabilities	4,377,021	3,357,084

Long-term liabilities:
Deferred rent liability	75,444	122,126
Notes payable, long-term	11,250	22,500

Total long-term liabilities	86,694	144,626

Total liabilities	4,463,715	3,501,710

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock $0.0001 par value; 5,000,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 7,927,774 shares issued and 7,904,307 shares outstanding as of December 31, 2017 and 7,927,774 issued and outstanding as of December 31, 2016.	793	793
Class A common stock $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 15,000,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; 23,467 shares and no shares outstanding as of December 31, 2017 and 2016, respectively	(112,109)	-
Additional paid-in capital	14,954,563	14,128,837
Accumulated deficit	(4,457,070)	(7,719,351)

Total stockholders’ equity	10,386,177	6,410,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,849,892	$9,911,989

The accompanying notes are an integral part of these condensed financial statements

VIRTRA, INC.

STATEMENTS OF OPERATIONS

For Years Ended December 31,

	2017	2016
REVENUES
Net sales	$16,234,278	$15,562,121
Royalties/licensing fees	289,947	90,047
Total revenue	16,524,225	15,652,168

Cost of sales	6,290,879	5,970,058

Gross profit	10,233,346	9,682,110

OPERATING EXPENSES
General and administrative	7,641,765	6,471,194
Research and development	1,285,064	1,084,590

Net operating expense	8,926,829	7,555,784

Income from operations	1,306,517	2,126,326

OTHER INCOME (EXPENSE)
Other income	67,837	29,429
Other expense	(4,123)	(2,981)
Impairment loss on MREC	(613,241)	-

Net other income/(expense)	(549,527)	26,448

Income before income taxes	756,990	2,152,774

Income tax (benefit) expense	(2,505,292)	102,752

NET INCOME	$3,262,282	$2,050,022

Earnings per common share
Basic	$0.41	$0.26
Diluted	$0.39	$0.24

Weighted average shares outstanding
Basic	7,919,568	7,917,356
Diluted	8,397,377	8,472,192

The accompanying notes are an integral part of these condensed financial statements

VIRTRA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	capital	Stock	Deficit	Total

Balance at January 1, 2016	-	$-	7,912,774	$791	$14,143,202	$(2,981)	$(9,769,373)	$4,371,639

Stock based compensation	-	-	-	-	181,787	-	-	181,787

Stock options repurchased	-	-	-	-	(212,500)	-	-	(212,500)

Preferred stock issued	50,000	5	-	-	2,495	-	-	2,500

Preferred stock repurchased	(50,000)	(5)	-	-	(2,495)	-	-	(2,500)

Treasury stock retired	-	-	-	-	-	2,981	-	2,981

Stock issued for options exercised	-	-	15,000	2	16,348	-	-	16,350

Net income	-	-	-	-	-	-	2,050,022	2,050,022

Balance at December 31, 2016	-	$-	7,927,774	$793	$14,128,837	$-	$(7,719,351)	$6,410,279

Stock based compensation	-	-	-	-	167,475	-	-	167,475

Stock options repurchased	-	-	-	-	(84,500)	-	-	(84,500)

Stock warrants vested-MREC Investment	-	-	-	-	1,516,246	-	-	1,516,246

Stock warrants repurchased-MREC Inv.	-	-	-	-	(773,495)	-	-	(773,495)

Treasury stock	-	-		-	-	(112,109)	-	(112,109)

Net income	-	-	-	-	-	-	3,262,282	3,262,282

Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(3,262,28)	$10,386,177

The accompanying notes are an integral part of these condensed financial statements

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For Years Ended December 31,

	2017	2016

Cash flows from operating activities:
Net income	$3,262,282	$2,050,022
Adjustments to reconcile net income to net cash provided (used) in operating activities
Impairment loss on MREC	613,241	-
Depreciation and amortization	270,881	192,602
Stock compensation	167,475	181,786
Cash settlement of stock options	160,050	341,838
Treasury stock cancelled	-	2,981
Changes in operating assets and liabilities:
Accounts receivable	1,766,716	(898,711)
Inventory	(400,494)	(417,302)
Deferred taxes	(2,710,182)	-
Unbilled revenue	(1,114,750)	-
Prepaid expenses and other current assets	(336,372)	(305,743)
Accounts payable and other accrued expenses	92,930	65,343
Deferred revenue and deferred rent	880,325	542,064

Net cash provided by operating activities	2,652,101	1,754,880

Cash flows from investing activities:
Investment in MREC	-	(335,349)
Asset purchase - Profiles Tools, net of shop supplies	-	(185,450)
Purchase of property and equipment	(133,831)	(309,535)

Net cash used in investing activities	(133,831)	(830,334)

Cash flows from financing activities:

Repayment of debt	(11,250)	-
Proceeds from option exercises	-	16,351
Purchase of treasury stock	(112,109)	-
Repurchase of stock options	(244,550)	(554,338)
Repurchase of stock warrants	(773,495)	-

Net cash used in financing activities	(1,141,404)	(537,987)

Net increase in cash	1,376,866	386,559
Cash, beginning of period	3,703,579	3,317,020

Cash, end of period	$5,080,445	$3,703,579

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$78,000	$102,753

Supplemental disclosure of non-cash investing and financing activities:
Investment in MREC	$1,516,246	$-

The accompanying notes are an integral part of these condensed financial statements

VirTra, Inc.

Notes to Financial Statements

Note 1. Organization and Significant Accounting Policies

Organization and Business Operations

VirTra, Inc. (the “Company” or “VirTra”), located in Tempe, Arizona, is engaged in the sale and development of judgmental use of force training simulators and firearms training simulators for law enforcement, military and commercial uses. The Company sells simulators and related products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra Systems, Inc., a Texas Corporation.

Effective as of October 1, 2016 (the “Effective Date”), the Company completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by the Company’s Board of Directors on June 23, 2016 and its shareholders on September 16, 2016. On the Effective Date, 7,927,774 shares of common stock of VirTra Systems, Inc., a Texas corporation, were converted into 7,927,774 shares of Common Stock of VirTra, Inc., a Nevada corporation. No shareholders exercised appraisal rights or dissenters’ rights for such shares in accordance with the Texas Business Organization Code.

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

Effective October 20, 2016, the Company effected a 1 for 10 reverse stock split of its issued and outstanding Common Stock and effective February 12, 2018, the Company effected a 1 for 2 reverse stock split of its issued and outstanding Common Stock (together the “Reverse Stock Splits”). All references to shares of the Company’s common stock in this report refer to the number of shares of common stock after giving effect to the Reverse Stock Splits.

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances and the carrying value of cost basis investments. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of financial instruments approximates their carrying values at December 31, 2017 and 2016 due to their short maturities. These financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable are charged off after all reasonable collection efforts have been taken. As of December 31, 2017 and 2016, the Company maintained an allowance for doubtful accounts of $12,290 and $20,000, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to the lower of cost or market to reflect estimated net realizable value. As of December 31, 2017 and 2016, inventory reserves were $105,031 and $17,282, respectively.

Investments in Other Companies

Minority investments in other companies are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than- temporary declines in fair value and distribution of earnings. For investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale, and accordingly records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the statements of operations.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the year ended December 31, 2017, the Company recognized an impairment loss of $613,241. During the year ended December 31, 2016, the Company did not recognize any losses due to other-than-temporary declines of the value of the investments. In addition, management regularly assesses the classification of its investments.

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

Revenue Recognition and Deferred Revenue

Net revenues include sales of products and services and are net of discounts. Product sales consist of simulators, upgrade components, scenarios, scenario software, recoil kits, Threat-FireTM and other accessories. Services include installation, training, limited warranties, service agreements and related support. Certain components of the Company’s sales include multiple elements comprising of both products and services. The Company’s revenue recognition falls under ASC 605-25, Multiple Element Arrangements, with the delivery of the simulator and installation being two separate deliverables. The Company’s delivery of the simulator and the installation has been assessed to qualify as separate units of accounting:

1.	The simulator unit upon shipment or delivery and customer acceptance, depending on the shipping terms

2.	The installation upon completion and customer sign-off.

Additionally, the Company recognizes revenue for these products and services when it is realized or realizable and earned. Revenue is considered realized and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and/or services have been rendered; (iii) the price is fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured. Shipping fees charged to customers are recorded as a component of net revenues. All sales and sales contracts, including international sales, have been denominated in US dollars.

Products

Revenue from the sale of products is recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to the customer and title and risk of loss has transferred to the customer. For customers other than United States governmental agencies, the Company generally requires deposits in advance of shipment for customer sales orders. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $709,676 and $51,334 as of December 31, 2017 and 2016, respectively.

Services

Services include installation of product, separately priced extended limited warranties on parts and labor, and technical support. Revenue is recognized for service contracts as earned, which is generally upon completion of installation or, as it relates to the extended warranties, on a straight-line basis over the term of the contract. The Company does warranty its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended warranties for periods of up to four  years after the expiration of the standard one-year warranty. During the term of the warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties longer than one year totaled $2,156,950 and $2,014,571 as of December 31, 2017 and 2016, respectively. The Company records a gross to net revenue adjustment and accrues on an annual basis the estimated cost of complying with the warranty agreements for the next fiscal year. The accrual for the one-year manufacturer’s warranty liability totaled $135,000 and $122,000 as of December 31, 2017 and 2016, respectively.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $866,275 and $448,948 for the years ended December 31, 2017 and 2016, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $1,285,000 and $1,085,000 for 2017 and 2016, respectively.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with financial institutions with high credit standings. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $4,674,853 and $2,986,694 as of December 31, 2017 and 2016, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Historically, the Company primarily sells its products to United States federal and state agencies. For the year ended December 31, 2017, two federal agencies comprised 11% and 12%, and one state agency comprised 12% of total net sales, respectively. By comparison, for the year ended December 31, 2016, no single federal or state customer comprised more than 10% and one international customer comprised 19% of total net sales. For the year ended December 31, 2017, two commercial customers comprised 22% and 10%, and one state agency comprised 12% of total accounts receivables.

The Company currently purchases small machined parts, custom assemblies and electronic components from suppliers located in the United States. Although the Company currently obtains many of these components from single source suppliers, the Company could seek to have the parts, custom assemblies and electronic components manufactured elsewhere. On August 16, 2016, the Company entered into an Asset Purchase Agreement and acquired a machine shop where the Company can manufacture many of the components needed. This transaction will mitigate the risk associated with single source suppliers. The Company acquires its components on a purchase order basis and does not have long-term contracts with suppliers.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes are required.

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. During the quarter ended December 31, 2017, the Company reversed all previously recorded valuation allowances.

As of December 31, 2017 and 2016, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2017 or 2016.

The Company is potentially subject to tax audits for its United States federal and Arizona, California, Florida, New Jersey, New York, and Texas state income tax returns for tax years between 2013 and 2017; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, the Company has modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $5,463,000 at December 31, 2017. Taking the new tax reform into consideration, the total net deferred tax assets was $2,710,000 at December 31, 2017.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculation, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The amount recorded related to the remeasurement of our deferred tax balance was an expense of $1,376,000. The expense is included as a component of income tax expense.

Impairment of Long-lived Assets

Long lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At December 31, 2017 and 2016, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. The assumptions used for the years ended December 31, 2017 and 2016, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Year Ended December 31,
	2017	2016
Expected dividend yield	0%	0%
Expected Volatility	95% to 147%	95% to 150%
Risk-free interest rate	1-2%	1-2%
Expected term	7 years	7 years

The expected term of the options is the estimated period of time until exercise and is determined using the SEC’s safe harbor rules as we do not have sufficient historical experience of similar awards. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The estimated fair value of stock-based compensation awards and other options is amortized to expense on a straight line basis over the relevant vesting period. As share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

Net income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Year Ended December 31,
	2017	2016
Net income	$3,262,281	$2,050,022

Weighted average common stock outstanding	7,919,568	7,917,356
Incremental shares from stock options	282,324	403,361
Incremental shares from warrants	195,485	151,475

Weighted average common stock outstanding - diluted	8,397,377	8,472,192

Net income/(loss) per common share and common equivalent shares
Basic	$0.41	$0.26
Diluted	$0.39	$0.24

New Accounting Pronouncements

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The adoption of these new standards will not have a material impact on its revenue recognition as it pertains to current revenue streams.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11 – “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendment’s purpose is to simplify the measurement, reduce costs and increase comparability for inventory measured using first-in, first-out (FIFO) or average cost methods. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This accounting guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This standard was adopted on January 1, 2017 and its adoption did not to have a material significant impact on the Company’s financial statement position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17 – “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendment’s purpose is to require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position (Balance Sheet). This accounting guidance will become effective beginning in the first quarter of 2017. Early application is permitted. The Company adopted this pronouncement and such adoption did not have a material impact on the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. As the Company wrote-down its Investment in Modern Round to fair value in 2017, the Company believes that the adoption of ASU 2016-01 will not have a material impact on its financial statements, however the Company will change from the cost method of accounting.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect this amendment to have a material impact on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect this amendment to have a material impact on its financial statements

In November 2017, the FASB issued ASU No. 2017-14 -,“Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update)”. The ASU amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The amendments were effective upon issuance. These amendments did not have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to comfort to the 2017 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported

Note 2. Inventory

Inventory consisted of the following as of:

	December 31, 2017	December 31, 2016

Raw materials	$1,778,961	$1,085,519
Finished goods	46,508	251,707
Reserve	(105,031)	(17,282)

Total inventory	$1,720,438	$1,319,944

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2017	December 31, 2016

Computer equipment	$861,925	$753,987
Furniture and office equipment	202,867	182,969
Machinery and equipment	925,495	925,495
Leasehold improvements	324,313	318,318

Total property and equipment	2,314,599	2,180,768
Less: Accumulated depreciation	(1,637,326)	(1,366,445)

Property and equipment, net	$677,273	$814,323

Depreciation expense was $270,881 and $192,602 for the years ended December 31, 2017 and 2016, respectively.

Note 4. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2017	December 31, 2016

Salaries and wages payable	$115,481	$93,832
401(k) contributions payable	30,532	25,729
Accrued paid time off	257,751	190,518
Profit sharing payable	189,727	307,503

Total accrued compensation and related costs	$593,491	$617,582

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2017	December 31, 2016

Manufacturer’s warranties	$135,000	$122,000
Taxes payable	108,574	32,668
Other	-	40,000

Total accrued expenses and other current liabilities	$243,574	$194,668

Note 5. Collaboration Agreement

On January 16, 2015, the Company entered into a Co-Venture Agreement (“Agreement”) with Modern Round, LLC (“Modern Round”), a related party. Modern Round is in the business of developing and operating a combined dining and entertainment concept centered on an indoor shooting experience. The Agreement provides Modern Round access to certain software and related technology relating to firearm simulation training. The Company received 1,365,789 units, representing a 5% ownership interest in Modern Round on the date of the Agreement. The Company recorded the investment at the estimated fair value of the units received which were valued at $0.10 per unit based on Modern Round’s other membership unit sales. The Modern Round equity securities are accounted for as a cost method investment as the Company does not have the ability to exercise significant influence over Modern Round.

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

On October 25, 2016, the Company exercised the warrant and purchased 1,676,747 shares of stock for $335,349 resulting in the Company’s aggregate holdings of MREC increasing to 3,353,495 common shares representing approximately 8.9% of the issued and outstanding common shares of MREC.

As part of this Co-Venture Agreement, the Company granted 459,691 conditional warrants to affiliates of MREC, a related party, to purchase 5% of the Company’s capital stock on a fully diluted basis as of the date of the Agreement. The conditional warrants are exercisable commencing at the earlier of the first anniversary of MREC opening its first range facility utilizing VirTra Technology or after MREC opening its first range facility utilizing VirTra Technology and the payment of all required US/Canada Minimum Royalty Payments during the first 12 month period has been made to VirTra. MREC subsequently opened its first location on June 1, 2016.

The Company also granted 459,691 of additional conditional warrants to affiliates of MREC to purchase another 5% of the Company’s capital stock on a fully diluted basis as of the Agreement date. These conditional warrants are exercisable any time subsequent to MREC’s payment of $2.0 million in cumulative license fees (royalty). Cumulative license fees (royalty) earned and paid to the Company amounted to $289,947 and $90,047 as of December 31, 2017 and 2016, respectively. Both conditional warrant issuances are for a period of five years with an exercise price of $2.72.

These conditional warrants were considered contingent consideration for the equity investment as they did not meet the definition of a derivative under ASC 815. Thus, the contingent consideration was not included in the cost of the equity investment until the contingency was resolved and the warrant became exercisable.

On June 1, 2017, the warrants related to the opening of the facility vested and became exercisable at an exercise price equal to $2.72 per unit and terminate on the fifth anniversary of the date of vesting, if not earlier pursuant to the terms of the option. On June 1, 2017, these warrants were recorded at the Black-Scholes Merton fair value using annual volatility of 91.5%, an annual risk free rate of 1.76%, expected term of five years and a fair value of $4.28 a share for a fair value of $1,516,246, which was recorded as an additional investment in MREC.

The Co-Venture Agreement grants MREC an exclusive non-transferrable license to use the Company’s technology solely for use at locations to operate the Concept, as defined in the Agreement. The license would become non-exclusive to the extent the first U.S. location is not opened within 24 months of the effective date and at least one location is opened outside the U.S. and Canada within five years of the Agreement date, the respective milestone dates. Through the termination of the Agreement, MREC will pay the Company a high single digit royalty on Gross Revenue, as defined and subject to certain minimum royalties commencing with the first twelve month period subsequent to the respective milestone date. The Company recognized $289,947 and $90,047 for license fees (royalties) for the year ended December 31, 2017 and 2016, respectively. See Note 6 for a discussion of royalties earned.

On July 28, 2017, the Company received Notices of Exercise for all 459,691 warrants currently exercisable (the “Tranche 1 Warrants”) from all the MREC affiliate holders electing to purchase warrants pursuant to the terms of the net exercise provision set forth in the Warrant Agreement. Mr. Saltz, (a member of our Board of Directors who is also Chairman of the Board of Directors of Modern Round Entertainment Company, as well as, a majority stockholder of MREC) held 398,122 of the Tranche 1 Warrants prior to the assignment of the warrants to MREC on August 11, 2017. Under the net exercise provision, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant (or the portion thereof being exercised) by surrender of the warrant and the Company issuing to holder the number of computed shares. Using the July 28, 2017 OTCQX closing price at $4.36 as fair value and the $2.72 warrant exercise price, upon conversion the 459,691 warrants entitled the holders to receive 172,912 shares of the Company’s common stock without payment of any additional consideration pursuant to the net exercise terms of the Tranche 1 Warrants that are currently exercisable.

Effective August 16, 2017, the Company and the MREC affiliate holders entered into an agreement (the “Warrant Buyout Agreement”) whereby the Company acknowledged that the affiliates of MREC had assigned the Tranche 1 Warrants to MREC and the Company agreed to repurchase them at a price of $3.924 per share of common stock issuable by the Company pursuant to the net exercise terms of the Warrants for a total of $678,505.

In addition, the Company agreed to repurchase from MREC an additional 459,691 warrants held by MREC that are not currently exercisable (the “Tranche 2 Warrants”). Mr. Saltz held 364,122 of the Tranche 2 Warrants prior to their assignment to MREC on August 11, 2017. The Warrant Buyout Agreement amended the Tranche 2 Warrants to provide for the immediate exercise on a net exercise basis of 24,208 shares of the Company’s common stock. The purchase price for the Tranche 2 Warrants of a total of $94,990 is based on a price of $3.924 per share of common stock issuable on a net exercise basis based on 24,208 shares of the Company’s common stock. The aggregate purchase price of the Tranche 1 Warrants and the Tranche 2 Warrants was $773,495.

MREC agreed that proceeds of the warrant redemption, net of applicable taxes, would be used to fund the development of a second stand-alone Modern Round location. In addition, MREC agreed that, after giving effect to their payment to us of $161,573 towards the $280,000 minimum royalty due covering the first 12-month royalty period, the balance due to us in order to maintain exclusivity was $118,427.

In addition, on August 16, 2017, the Company entered into an amendment to the Co-Venture Agreement to permit MREC to sublicense the VirTra Technology to third party operators of stand-alone location-based entertainment companies. MREC agreed to pay the Company royalties for any such sublicenses in an amount equal to 10% of the revenue paid to MREC in cases where MREC pays for the cost of the equipment for such location or 14% of the revenue paid to MREC in cases where it does not pay for the cost of the equipment.

During the fourth quarter of 2017, the Company reviewed its Investment in MREC and determined that an impairment loss was appropriate. The Company incurred an impairment loss of $613,241 to write-down its investment to its estimated fair value.

Note 6. Related Party Transactions

During the years ended December 31, 2017 and 2016, the Company issued 41,250 and 46,667 stock options to the CEO, COO and members of the Board of Directors to purchase shares of common stock at a weighted average purchase price of $4.42 and $3.44, respectively. All options are exercisable within seven years of grant date.

During the years ended December 31, 2017 and 2016, related parties redeemed 67,500 and 187,500 previously awarded options reaching expiration, respectively. These redemptions resulted in $160,050 and $341,838 in additional compensation expense in 2017 and 2016, respectively, of which $153,750 and $293,188 were related to redemptions by the Company’s CEO and COO, respectively.

On July 1, 2016, 25,000 shares of the Series A Preferred shares were issued to Robert Ferris, the Company’s Chief Executive Officer and a director and he paid $2,500 for these shares. Effective on September 16, 2016, these same 25,000 shares of the Series A Preferred shares were automatically redeemed from Mr. Ferris by the Company for $2,500 and cancelled.

Mr. Saltz who is a member of our Board of Directors is also Chairman of the Board of Directors of Modern Round Entertainment Company, as well as, a majority stockholder of MREC. The Company has entered into a Co-venture Agreement with MREC as disclosed in Note 5. In addition, the Company owns 3,353,495 shares of MREC common stock representing approximately 8.9% of the issued and outstanding shares of MREC common stock. The Company recognized $289,947 and $90,047 for license fees (royalties) for the year ended December 31, 2017 and 2016, pursuant to the terms of the Co-Venture Agreement.

Note 7. Commitments and Contingencies

Operating Lease Obligations

The Company’s operating lease obligations primarily relate to a facility lease for the Company’s corporate office space located at 7970 South Kyrene Road, Tempe, Arizona 85284, which expires in April, 2019, unless renewed. As part of the purchase of Profiles Tools & Engineering on August 2, 2016, discussed in Note 7, the Company assumed the lease for the building at 2169 East 5th St., Tempe, Arizona 85284, which expired in March, 2018 but has been renewed until September 30, 2018.

Future minimum lease payments under non-cancelable operating leases are as follows:

2018	$324,353
2019	105,542
Total	$429,895

The Company has a liability of $75,444 and $122,126 as of December 31, 2017 and 2016, respectively, relative to the increasing future minimum lease payments. Rent expense was $496,564 and $380,522 for the years ended December 31, 2017 and 2016, respectively.

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company’s policy is to not disclose the specifics of any claim or threatened lawsuit until such complaint is actually served on the Company. On October 20, 2016 a former employee filed a lawsuit in the U.S. District Court, District of Arizona against the Company alleging its failure and/or refusal to pay overtime in violation of 29 U.S.C. Sec. 201, et. seq. and a claim for wrongfully withheld wages under A.R.S. Sec. 23-350 et. seq. The complaint seeks certification of class action status, declaratory relief, damages, interest, attorneys’ fees and such other relief the Court deems just and proper. Additionally, two former and one current employee opted-in to the class action.

On September 18, 2017, VirTra entered into a Settlement Agreement and Release of Claims with two parties and on November 30, 2017, VirTra entered into a Settlement Agreement and Release of Claims with the remaining two parties in the outstanding lawsuit agreeing to payments including plaintiff’s legal fees totaling $106,030 in full dismissal of all outstanding complaints against VirTra, of which $40,000 was recognized in general and administrative expenses during the year ended December 31, 2016 and the remaining balance recognized in general and administrative expenses during the year ended December 31, 2017. The agreement does not constitute an admission that VirTra violated any local, state or federal regulations or engaged in any improper or unlawful conduct or wrongdoing. The US District Court of Arizona, District of Arizona approved Joint Motion Requesting Approval of Settlements on September 25, 2017 and December 7, 2017, respectively, for each settlement agreement. All required settlement payments were completed in accordance with the Settlement Agreements on September 29, 2017 and December 13, 2017. Management believes that the ultimate outcome of this matter did not have a material effect on its earnings, cash flows, or financial position.

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that call for base annual salaries of $195,000 and $175,000, respectively, subject to cost of living adjustments, and contain automatic one-year extension provisions. These contracts have been renewed annually with upward adjustments each year. If the Company’s Chief Executive Officer or Chief Operating Officer are terminated by the Company for any reason other than for Cause, or if the Executive voluntarily terminates his own employment for Good Reason but not including a Change in Control, then the Company shall, subject to the terms of the Employment Agreements, be obligated to pay the Executive an amount equal to the greater of (a) the Executive’s annual base salary in effect on the day preceding the date of such termination or (b) the Executive’s annual base salary during the twelve full calendar months preceding the date of such termination, times three. If a Change of Control of the Company occurs while the Executive is an employee of the Company and within 36 months from the date of such Change in Control the Company terminates the Executive’s employment for any reason (except for the death or disability of the Executive or for Cause) or the Executive terminates his employment for any reason, then the Company shall, subject to certain limitations, pay the Executive any earned and accrued but unpaid base salary through the date of termination plus an amount of severance pay equal to the greater of (a) the Executive’s annual base salary in effect on the day preceding the date on which the Change of Control occurred or (b) the Executive’s annual base salary during the twelve full calendar months preceding the date on which the Change of Control occurred, times four. These employment agreements have been automatically extended.

Profit Sharing

VirTra provides a discretionary Profit Sharing program that pays out a percentage of company profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2017 and 2016, the amount charged to operations was fifteen percent (15%) of net profit, excluding one-time impairment loss and income tax benefit from the reversal of the valuation allowance recorded against the deferred tax assets of the Company.

Note 8. Asset Purchase Agreement

On August 2, 2016, the Company executed an Asset Purchase Agreement (“APA”) with Profiles Tool and Engineering, Inc., an Arizona corporation that operated an engineering and custom machining facility in Mesa, AZ (“Profiles”). The total purchase price, including assumed liabilities, was $286,220 and is considered an asset acquisition as the assets assumed only support the Company’s existing assembly operations. With the purchase of this machine shop the Company is able to build parts directly and more efficiently.

Note 9. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities is as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$513,000	$1,739,000
Deferred revenue	1,033,000	826,000
Non-qualified stock option expense	410,000	540,000
Investment in MREC	28,000	-
Reserves, accruals and other	93,000	133,000
Tax intangible assets and accumulated depreciation/amortization	634,000	1,187,000
Total deferred tax assets	2,711,000	4,425,000
Less: Valuation allowance	-	4,425,000
Net deferred tax assets	$2,710,000	$-

Prior to the fourth quarter of 2017, the company maintained a valuation allowance equal to the potential benefit of the net deferred tax assets as it was more likely than not that such assets would not be realized. During the fourth quarter of 2017, the Company re-evaluated the realization of its net deferred tax assets and determined that such assets were likely to be fully realized. As such, the Company reversed its previously recognized valuation allowance and recorded a related income tax benefit of $4,425,000

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, the Company has modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $4,086,910 at December 31, 2017. Taking the new tax reform into consideration, the total net deferred tax assets was $2,710,000 at December 31, 2017.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period. Such limitation of the net operating losses may have occurred but we have not analyzed it at this time as the deferred tax asset is fully reserved. The Company believes it has approximately $2.4 million of federal net operating loss carry-forwards that are available to offset future taxable income that expire in various years through 2034. The state net operation loss carry-forward was fully utilized in the tax year 2015.

Significant components of the (provision) benefit for income tax as follows:

	December 31,	December 31,
	2017	2016
Current	$205,000	$103,000
Deferred	1,714,000	425,000
Change in valuation allowance	(4,425,000)	(425,000)
Provision for income taxes	$(2,505,000)	$103,000

The Company is subject to federal and state taxes. A reconciliation of the Company’s effective income tax rate to the federal statutory rate is as follows:

	December 31,	December 31,
	2017	2016
Federal income tax benefit at the statutory rate	$257,000	$697,000
State income taxes, net of federal benefit	205,000	103,000
Permanent differences	20,000	(16,000)
Tax return true-ups and other	61,000	(256,000)
Change in federal income tax rates	1,376,000	-
Change in valuation allowance	(4,425,000)	(425,000)
Provision for income taxes	$(2,505,000)	$103,000

Note 10. Stockholders’ Equity

Authorized Capital

Common Stock.

Authorized Shares. The Company is authorized to issue 60,000,000 shares of Common Stock, par value $0.0001 per share (the “Common Stock”), of which (a) 50,000,000 shares shall be Common Stock, par value $0.0001, (b) 2,500,000 shares shall be Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), and (c) 7,500,000 shares shall be Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”). No Class A or Class B Common Stock has been issued.

Rights and Preferences. Voting Rights. Except as otherwise required by the Nevada Revised Statues or as provided by or pursuant to the provisions of these Articles of Incorporation:

(i) Each holder of Common Stock shall be entitled to one (1) vote for each share of Common Stock held of record by such holder. The holders of shares of Common Stock shall not have cumulative voting rights.

(ii) Each holder of Class A Common Stock shall be entitled to ten (10) votes for each share of Class A Common Stock held of record by such holder. The holders of shares of Class A Common Stock shall not have cumulative voting rights.

(iii) The holders of Common Stock and Class A Common Stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote.

(iv) The holders of Class B Common Stock shall not be entitled to vote on any matter, except that the holders of Class B Common Stock shall be entitled to vote separately as a class with respect to amendments to the Articles of Incorporation that increase or decrease the aggregate number of authorized shares of such class, increase or decrease the par value of the shares of such class, or alter or change the powers, preferences, or special rights of the shares of such class so as to affect them adversely.

Preferred Stock

Authorized Shares. The Company is authorized to issue 2,500,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”).

Rights and Preferences. The Board of Directors is authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series, and to determine the designations, preferences, limitations and relative or other rights of the Preferred Stock or any series thereof.

On June 23, 2016 the Company filed a Certificate of Amendment with the Secretary of State of Texas designating 25,000 shares of Series A Preferred Stock, par value $0.005 per share (the “Series A Preferred”). Holders of the Series A Preferred are entitled to 300 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event that such votes do not total at least 66.67% of all votes, then regardless of the provisions of this paragraph, in any such case, the votes cast by the holders of the Series A Preferred shall be equal to 66.67% of all votes cast at any meeting of stockholders, or any issue put to the stockholders for voting and the Corporation may state that any such action was had by majority vote of all stockholders.

On July 1, 2016, 25,000 shares of the Series A Preferred shares were issued to Robert Ferris, the Company’s Chief Executive Officer and a director and he paid $2,500 for these shares. Effective on September 16, 2016, these same 25,000 shares of the Series A Preferred shares were automatically redeemed from Mr. Ferris by the Company for $2,500 and cancelled.

Stock Repurchase

On October 25, 2016 the Company’s Board of Directors authorized the repurchase of up to $1,000,000 of its common stock through December 31, 2017. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Commission. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.

Treasury Stock

During the year ended December 31, 2017, the Company repurchased 23,467 shares for an aggregate purchase price of $112,109. Such shares are held as treasury stock at December 31, 2017. During the year ended December 31, 2016, the Company cancelled 2,160 shares of treasury stock with an original acquisition price of $2,981.

Stock Options

The Company periodically issues non-qualified incentive stock options to key employees, officers and directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. The Board of Directors previously approved a quarterly grant of a total of 10,000 stock options to the CEO, 7,500 stock options to the COO/Secretary, and 5,000 stock options to any non-employee board member. Stock option awards to the Board were suspended effective October 1, 2017. The following table summarizes all compensation plan stock options as of:

	December 31, 2017		December 31, 2016
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	557,917	$1.60	833,967	$1.20
Granted / Vested	41,250	4.42	46,667	3.84
Redeemed	(67,500)	1.25	(250,000)	0.84
Exercised	-	-	(15,000)	0.84
Expired / terminated	-	-	(57,717)	1.04
Options outstanding, end of year	531,667	$1.85	557,917	$1.61
Options exercisable, end of year	521,667	$1.85	537,917	$1.58

The following table summarizes the Company’s non-vested stock options as of December 31, 2017:

	Number of Non vested Stock Options	Weighted Exercise Price
Non vested at January 1, 2017	20,000	$0.8400
Granted	-	-
Redeemed	-	-
Forfeited	-	-
Vested	(10,000)	0.800
Non vested at December 31, 2017	10,000	$0.800

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2017:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.40 - $.99	106,250	$0.87	96,250	$0.87
$1.00 - $1.99	303,750	$1.36	303,750	$1.36
$2.00 - $2.99	45,000	$2.50	45,000	$2.50
$3.00 - $3.99	25,000	$3.50	25,000	$3.50
$4.00 - $4.99	25,000	$4.25	25,000	$4.25
$5.00 - $5.99	26,667	$5.50	26,667	$5.50
$.40 - $2.99	531,667	$1.80	521,667	$1.80

The aggregate intrinsic value of options outstanding and options exercisable were $1,707,621 and $1,997,415 as of December 31, 2017 and 2016, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. The total fair value of shares vested during the years ended December 31, 2017 and 2016 is $126,200 and $182,786, respectively.

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

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following: stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and cash based awards and other stock-based awards.

As of December 31, 2017, there were no options issued under this plan.

Note 11. Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have not yet evaluated our disclosure controls and procedures due to a transition period established by the rules of the SEC for newly public companies.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, after the initial transition period provided for newly public companies, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we are exempt from the requirement that our registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of March 29, 2018. Each director is elected at our annual meeting of shareholders and holds office for one year, or until his successor is elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position/Title
Robert D. Ferris	46	Chief Executive Officer, President and Chairman of the Board
Matthew Burlend	43	Chief Operating Officer, Vice President and Director
Judy Henry	56	Chief Financial Officer, Secretary and Treasurer
Mitchell A. Saltz	64	Director
Jeffrey Brown	54	Director
Jim Richardson	41	Director

* Ms. Henry was appointed as our Chief Financial Officer on August 24, 2017 to succeed Donna Moore, our former Interim Chief Financial Officer.

Biographical information concerning the directors and executive officers listed above is set forth below.

Robert D. Ferris. Mr. Ferris has been our Chief Executive Officer and Chairman of the Board of Directors since 2001 when we merged with Ferris Productions, Inc. (“Ferris Productions”) and has been our President since October 9, 2017. Mr. Ferris founded Ferris Productions in 1993 where he launched the development, marketing and sales of the virtual simulators that now make up our line of products. In addition to his duties at our company, Mr. Ferris has been awarded multiple patents, spoken at various trade shows, and has written or assisted with various ground-breaking articles and studies in the area of virtual reality and simulation technology. Mr. Ferris is considered one of the top experts in the world at applying virtual reality and simulation technology to solve real world problems. Mr. Ferris attended the U.S. Air Force Academy and received a Bachelor’s degree in Systems Engineering from the University of Arizona. We believe Mr. Ferris’ history as a founder, officer and director of our company and his management experience and industry knowledge provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Matthew Burlend. Mr. Burlend has been our Chief Operating Officer and a director since 2001 when we merged with Ferris Productions and has been our Vice President since October 9, 2017. From 2001 to October 8, 2017, Mr. Burlend had also served in the capacity as our Secretary. In his role with our company, Mr. Burlend has contributed significantly to managing the design, production and support of our simulator products and has achieved a highly successful track record in the daily operations of our core business. Prior to joining Ferris Productions in 1999, Mr. Burlend was a mechanical engineer focused on the design of automated production equipment for Panduit, a global manufacturer of physical infrastructure equipment that support power, communications, computing, control, and security systems. Mr. Burlend received a Bachelor’s Degree in Mechanical Engineering from Olivet Nazarene University. We believe Mr. Burlend’s history as a founder, officer and director of our company and his management experience and industry knowledge provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Judy Henry. Ms. Henry has served as our Chief Financial Officer since August 24, 2017 and has served as our Secretary and Treasurer since October 9, 2017. In addition, Ms. Henry has served as our controller since October 2016. Ms. Henry has over 25 years of experience in finance and accounting, holding positions as Chief Financial Officer, Director of Finance and Controller for public, private and municipal corporations in the technology, accounting, venture capital and real estate sectors. From 2009 to 2015, Ms. Henry was the Chief Financial Officer and Deputy Executive Director for Housing Kitsap, a municipal corporation based in the Pacific Northwest focused on developing and managing affordable housing and assistance programs. Previously, she worked as Director of Finance for Secure Asset Reporting, Inc., a provider of remote asset management solutions, which in 2007 merged with MyCom Group, Inc., an OTC-listed company. Ms. Henry has also provided CFO/Controller consultancy services in the Greater Seattle area for the regional accounting firm Moss Adams. Ms. Henry holds a Masters of Business Administration degree from Pacific Lutheran University and dual Bachelor of Science degrees in Accounting and Finance from Central Washington University.

Mitchell A. Saltz. Mr. Saltz has served as a director of our company since 2016. Mr. Saltz has served as a director of American Outdoor Brands Corporation (formerly, Smith & Wesson Holding Corporation) (“American Outdoor”), a publicly traded company with shares listed on NASDAQ, since 1998 and served as its Chairman of the Board and Chief Executive Officer from 1998 through 2003. American Outdoor is a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. Mr. Saltz has been since December 2015 Chairman of the Board of Modern Round Entertainment Corporation, a publicly held company formed to create and roll out nationally an entertainment concept centered around a virtual interactive shooting experience utilizing laser technology-based replica firearms and extensive food and beverage offerings, and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Saltz has served as the Chairman of Quest Resource Holding Corporation (formerly Infinity Resources Holdings Corp.), an environmental solutions company that serves as a single-service provider of recycling and environment-related programs, services, and information, or its predecessors since 2005 and the Chairman and Managing Partner of Southwest Capital Partners, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1997, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to Smith & Wesson Holding Corporation. We believe Mr. Saltz’s history as a founder and former officer of American Outdoor, and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Jeffrey Brown. Mr. Brown has served as a director of our company since 2011. Mr. Brown has been a Certified Public Accountant (“CPA”) since 1993 and a financial planning service provider for over 12 years, performing financial services for a wide range companies. From 2002 to 2004, Mr. Brown was the Chief Financial Officer for Gold Canyon Candles, a provider of fragranced candles and accessories during a period of rapid growth in revenues. From 1990 to 1994, Mr. Brown was an auditor at Ernst & Young performing audits for a variety of organizations. Mr. Brown received a Bachelor of Science in Accounting from California State University, San Bernardino and his CPA designation in 1993. We believe Mr. Brown’s history as a financial and accounting services professional and a former auditor and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Jim Richardson. Mr. Richardson has served as a director of our company since October 9, 2017. Mr. Richardson is the co-founder and has been the chief executive officer of NaturalPoint Inc. since 1996. NaturalPoint sells hands-free ergonomic mouse alternative for assistive technology, head tracking for PC gaming, and optical motion capture hardware and software. Mr. Richardson has had an integral role at NaturalPoint since its formation and is responsible for devising its high-level strategy and the engineering, marketing and sales efforts. Through Mr. Richardson’s efforts, he led to profitable revenue growth, enabling it to gain significant market share culminating in its sale to Planar Systems, Inc., a developer, manufacturer and marketer of electronic display products and systems for $125 million in cash. Mr. Richardson studied Mechanical Engineering at the University of California at Berkeley. We believe Mr. Richardson’s history as a founder and officer of NaturalPoint, and his technology background and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our board of directors.

There are no family relationships between any of the executive officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors is fixed by our board of directors, subject to our articles of incorporation and our bylaws. Currently, our board of directors consists of five directors.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that (i) Messrs. Saltz, Brown and Richardson do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of NASDAQ and (ii) Messrs. Ferris and Burlend are non-independent directors. Therefore, a majority of our board of directors consist of “independent directors” as defined under the listing standards of NASDAQ.

Board Leadership Structure and Board’s Role in Risk Oversight

Our board of directors has a Chairman, Mr. Ferris. The Chairman has authority, among other things, to preside over board of director’s meetings and set the agenda for board of director’s meetings. Accordingly, the Chairman has substantial ability to shape the work of our board of directors. Because of the addition of our independent board members, we currently believe that separation of the roles of Chairman and Chief Executive Officer is not necessary to ensure appropriate oversight by the board of directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The board of directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the board of directors may periodically review its leadership structure. In addition, the board of directors will hold executive sessions in which only independent directors are present.

Our board of directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee will oversee management of financial risks; our board of directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The board of directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us.

Board Committees

Our board of directors has established three standing committees —audit, compensation and nominating and corporate governance —each of which operate under a charter that has been approved by our board of directors. We have appointed persons to the board of directors and committees of the board of directors as required meeting the corporate governance requirements of the NASDAQ Listing Rules.

Audit Committee

We have appointed three members of our board of directors to the audit committee, Messrs. Saltz, Brown, and Richardson. Mr. Brown serves as the chairman of the audit committee and satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our board of directors considered the formal education and nature and scope of such members’ previous experience.

Our audit committee will be responsible for, among other things:

●	To oversee our accounting and financial reporting and disclosure processes and the audit of our financial statements.

●	To select and retain an independent registered public accounting firm to act as our independent auditors.

●	To review with management, the internal audit department and our independent auditors the adequacy and effectiveness of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures, including any significant deficiencies or material weaknesses.

●	To review and discuss with our independent auditors and management our annual audited financial statements (including the related notes), the form of audit opinion to be issued by the auditors on the financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to be included in our annual report on Form 10-K.

●	To review and approve the functions of our accounting department and approve the hiring or dismissal of the Chief Financial Officer, or such person as may, from time to time, be delegated such internal audit function by the Board.

●	To review and discuss with management policies and guidelines to govern the process by which management assesses and manages our risks.

●	To establish and oversee procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.

●	To review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations.

●	To meet at least four times a year to fulfill its responsibilities.

●	To review the Audit Committee Charter at least annually and recommend any proposed changes to the Board for approval.

Compensation Committee

We have appointed three members of our board of directors, Messrs. Saltz, Brown, and Richardson, to the compensation committee. Mr. Saltz serves as the chairman of the compensation committee. Our compensation committee will assist our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers.

Our compensation committee is responsible for, among other things:

●	To review and approve the compensation of the Chief Executive Officer and to approve the compensation of all other executive officers.

●	To review, and approve and, when appropriate, recommend to the Board for approval, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.

●	To review our incentive compensation arrangements.

●	To review and recommend to the Board for approval the frequency with which we will conduct Say on Pay Votes.
●	To review director compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.

●	To meet at least two times a year.

●	To review the Compensation Committee Charter at least annually and recommend any proposed changes to the Board for approval.

Nominating and Corporate Governance Committee

We have appointed three members of our board of directors, Messrs. Saltz, Brown, and Richardson, to the nominating and corporate governance committee. Mr. Richardson serves as the chairman of the nominating and corporate governance committee.

Our nominating and corporate governance committee is responsible for, among other things:

●	To determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director.

●	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

●	To review the Board’s committee structure and composition and to appoint directors to serve as members of each committee and committee chairmen.

●	To develop and recommend to the Board for approval standards for determining whether a director has a relationship with us that would impair its independence.

●	To review and discuss with management the disclosure regarding the operations of the Committee and director independence, and to recommend that this disclosure be, included in our proxy statement or annual report on Form 10-K, as applicable.

●	To monitor compliance with our Code of Ethics and Business Conduct (the “Code”), to investigate any alleged breach or violation of the Code and to enforce the provisions of the Code.

●	To meet at least two times a year.

●	To review the Nominating and Corporate Governance Committee Charter at least annually and recommend any proposed changes to the Board for approval

Code of Ethics and Business Conduct and Whistleblower Protection Policy

We have adopted a written code of business conduct and ethics, which outlines the principles of legal and ethical business conduct under which we do business. In addition, we have adopted a written Whistleblower Protection Policy to prevent adverse employment action of any kind against any of our employees who lawfully report information about (i) fraudulent activities within our company (including wire fraud, mail fraud and bank fraud), (ii) violations of the Sarbanes-Oxley Act of 2002 pertaining to fraud against stockholders of the Company, (iii) questionable accounting, internal accounting controls or auditing matters of the Company, and (iv) conduct by our executives that violate our Code of Ethics and Business Conduct, or that cause reports and other public disclosures by us that are not full, fair and accurate. To advance this commitment, we have adopted this Whistleblower Protection Policy. The code and the policy is applicable to all of our directors, officers and employees and is available on our corporate website, www.virtra.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Director Compensation

2017 Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mitchell A. Saltz (1)	$24,000	$-	$29,155	$-	$-	$-	$53,515
Jeffrey Brown (2)	$26,000	$-	$29,155	$-	$-	$-	$55,515
Jim Richardson (3)	$24,000	$-	$-	$-	$-	$-	$24,000

(1)	In 2017, Mr. Saltz was awarded options to purchase 7,500 shares of our Common Stock at an exercise price of $4.42 per share for services rendered on the board of directors and committees of the board of directors. The options are valued at $29,155, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options. In addition, in 2017, Mr. Saltz also received an aggregate of $24,000 in annual compensation for attending board meetings and phone meeting for the period October 1, 2017 to September 30, 2018.

(2)	In 2017, Mr. Brown was awarded options to purchase 7,500 shares of our Common Stock at an average exercise price of $4.42 per share for services rendered on the board of directors and committees of the board of directors. The options are valued at $29,155, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options. In 2017, Mr. Brown also received $2,000 in fees and expenses for attending board meetings ($500 per board meeting) and phone meetings ($250 per phone meeting) for the period January, 2017 to September, 2017. In addition, in 2017, Mr. Brown also received $24,000 in annual compensation for attending board meetings and phone meeting for the period October 1, 2017 to September 30, 2018.

(3)	In 2017, Mr. Richardson received an aggregate of $24,000 in annual compensation for attending board meetings and phone meeting for the period October 1, 2017 to September 30, 2018.

We approved the advanced payment of an annual cash retainer of $24,000 during the quarterly period beginning October 1, 2017 to each non-employee director (Messrs. Saltz, Brown and Richardson) to cover all board and committee meetings, actions by written consent, and attendance fees for the period from October 1, 2017 through September 30, 2018. The annual cash retainers are in lieu of previously board approved awards of stock options and any other compensation to non-employee directors for serving on the board of directors and committees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also may allow our non-employee directors to participate in any equity compensation plans that we adopt in the future. Historically, our directors that are our employees have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2017 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Robert D. Ferris,	12/31/2017	$228,122	$155,829	-	$58,309	(1)	-	$442,260
Chief Executive Officer	12/31/2016	$219,348	$284,964	-	$67,468	(2)	-	$571,780

Matthew Burlend,	12/31/2017	$204,725	$107,828	-	$43,732	(3)	-	$356,285
Chief Operating Officer	12/31/2016	$196,851	$194,017	-	$50,601	(4)	-	$441,469

Judy Henry,	12/31/2017	$110,000	$1,018	-	$-		-	$111,018
Chief Financial Officer (5)	12/31/2016	$13,077	$-	-	$-		-	$13,077

(1)	In 2017, Mr. Ferris was awarded options to purchase 15,000 shares of our Common Stock at an average exercise price of $4.42 per share. The options are valued at $58,309, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(2)	In 2016, Mr. Ferris was awarded options to purchase 20,000 shares of our Common Stock at an average exercise price of $3.78 per share. The options are valued at $67,468, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(3)	In 2017, Mr. Burlend was awarded options to purchase 11,250 shares of our Common Stock at an average exercise price of $4.42 per share. The options are valued at $43,732, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(4)	In 2016, Mr. Burlend was awarded options to purchase 15,000 shares of our Common Stock at an average exercise price of $3.78 per share. The options are valued at $50,601, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(5)	Ms. Henry has served as our Chief Financial Officer since August 24, 2017 and has served as our Secretary and Treasurer since October 9, 2017. In addition, Ms. Henry has served as our controller since October 2016.

Executive Employment Agreements

On April 2, 2012, we entered into three-year Employment Agreements with Messrs. Ferris and Burlend, the executives, that call for base annual salaries of $195,000 and $175,000, respectively, subject to increases based on the cost of living at a minimum. The agreements automatically extend for additional periods of one year. These contracts have been renewed annually with upward adjustments each year. On January 1, 2017, Messrs. Ferris and Burlend’s annual compensation was increased to $228,122 and $204,725, respectively. The employment agreements entitle the executives to an annual cash bonus determined by our board of directors based on our performance. In addition, the agreements entitle the executives to participate in any stock option or restricted stock plan adopted by our board of directors. The amount of an award under any such plan and the vesting terms shall be as deterred by the board. In addition, we are obligated to provide the executives with family medical, dental, vision, disability and life insurance and participation in pension and retirement plans and other compensation plans discussed above.

We may terminate an executive’s employment for cause as defined in the employment agreement and such cause is deemed to exist as determined by our board of directors at a board meeting at which the executive and his counsel are first given the opportunity to address the board with respect to such determination. If Messrs. Ferris and Burlend are terminated by us for any reason other than for cause, or if either of them voluntarily terminate their own respective employment for good reason but not including a change in control, then we shall, subject to the terms of the respective employment agreements, be obligated to pay the executive who terminated his employment an amount equal to the greater of (a) the executive’s annual base salary in effect on the day preceding the date of such termination or (b) the executive’s annual base salary during the twelve full calendar months preceding the date of such termination, times three. If a change of control of our company occurs while the executive is our employee and within 36 months from the date of such change in control we terminate the executive’s employment for any reason (except for the death or disability of the Executive or for Cause) or the executive terminates his employment for any reason, then we shall, subject to certain limitations, pay the executive any earned and accrued but unpaid base salary through the date of termination plus an amount of severance pay equal to the greater of (a) the executive’s annual base salary in effect on the day preceding the date on which the change of control occurred or (b) the executive’s annual base salary during the twelve full calendar months preceding the date on which the change of control occurred, times four. In addition, any stock options awarded to the executives shall immediately vest and become exercisable upon a change of control. If the executive is terminated for any reason other than the executive’s voluntary termination for good reason as defined in the employment agreement, the executive whose employment has been terminated is prohibited for a period of two years from the date of termination of the employment agreement from direct competition with us, and shall not solicit any of our employees or customers. The employment agreements require us to indemnify each of the respective executives to the fullest extent permitted under Nevada law, our articles of incorporation and bylaws, which ever affords the greater protection to the executive.

During the year ended December 31, 2016, the Company redeemed from Messrs. Ferris and Burlend, an aggregate of 187,500 previously awarded stock options that were approaching the expiration date for cash in the amount of $272,688 and $183,000, respectively and paid a profit sharing bonus to each of Messrs. Ferris and Burlend in the amount of $12,276 and $11,017, respectively. These amounts, in the aggregate, are reflected in the Bonus column in the table above.

During the year ended December 31, 2016, the Company awarded Messrs. Ferris and Burlend, an aggregate of 35,000 stock options with a fair value of $118,069 in compensation expense.

During the year ended December 31, 2017, the Company redeemed from Messrs. Ferris and Burlend, an aggregate of 62,500 previously awarded stock options that were approaching the expiration date for cash totaling $231,250.

During the year ended December 31, 2017, the Company awarded Messrs. Ferris and Burlend, an aggregate of 26,250 stock options with a fair value of $102,041 in compensation expense.

Employee Benefit and Equity Incentive Plans

Stock Options

We periodically issue non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. Each quarter Messrs. Ferris and Burlend are awarded options to purchase 5,000 and 3,750 shares of our Common Stock at the market value of the shares on the date of the award. These awards were suspended as of October 1, 2017. As of December 31, 2017, there were 531,667 options outstanding and 521,667 options exercisable at a weighted exercise price of $1.85 and $1.85, respectively.

On March 9, 2016, our board of directors approved a program under which we may repurchase outstanding vested Company stock options on an exception basis. Under the terms of the program, our CEO or COO may cause us to redeem for cash any positive stock options for the net value of the stock option (stock price on the redemption date minus strike price). The cash redemption of stock options held by the CEO or COO must be approved by our independent directors. We retain the right to reject any redemption request that is not in the best interest of our company.

Profit Sharing

We have a discretionary Profit Sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2017 and 2016, the amount charged to operations was fifteen percent (15%) of net profit before bonus expense, excluding one-time impairment loss and income tax benefit from the reversal of the valuation allowance recorded against the deferred tax assets of the Company.

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

Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Equity Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the Equity Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the Equity Plan.

The Equity Plan will be generally administered by the compensation committee of our board of directors. Subject to the provisions of the Equity Plan, the compensation committee will determine in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. However, the compensation committee may delegate to one or more of our officers the authority to grant awards to persons who are not officers or directors, subject to certain limitations contained in the Equity Plan and award guidelines established by the committee. The compensation committee will have the authority to construe and interpret the terms of the Equity Plan and awards granted under it. The Equity Plan provides, subject to certain limitations, for indemnification by us of any director, officer or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the Equity Plan.

The Equity Plan will authorize the compensation committee, without further stockholder approval, to provide for the cancellation of stock options or stock appreciation rights with exercise prices in excess of the fair market value of the underlying shares of Common Stock in exchange for new options or other equity awards with exercise prices equal to the fair market value of the underlying Common Stock or a cash payment.

The Equity Plan limits the grant date fair value of all equity awards and the amount of cash compensation that may be provided to a non-employee director in any fiscal year to an aggregate of $300,000.

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following:

●	Stock options. We may grant nonstatutory stock options or incentive stock options (as described in Section 422 of the Internal Revenue Code), each of which gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to purchase a number of shares of our Common Stock at an exercise price per share determined by the administrator, which may not be less than the fair market value of a share of our Common Stock on the date of grant.

●	Stock appreciation rights. A stock appreciation right gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of our Common Stock between the date of grant of the award and the date of its exercise. We may pay the appreciation in shares of our Common Stock or in cash.

●	Restricted stock. The administrator may grant restricted stock awards either as a bonus or as a purchase right at such price as the administrator determines. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the administrator specifies. Holders of restricted stock will have the right to vote the shares and to receive any dividends paid, except that the dividends will be subject to the same vesting conditions as the related shares.

●	Restricted stock units. Restricted stock units represent rights to receive shares of our Common Stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the administrator. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant restricted stock units that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.

●	Performance shares and performance units. Performance shares and performance units are awards that will result in a payment to their holder only if specified performance goals are achieved during a specified performance period. Performance share awards are rights denominated in shares of our Common Stock, while performance unit awards are rights denominated in dollars. The administrator establishes the applicable performance goals based on one or more measures of business performance enumerated in the Equity Plan, such as revenue, gross margin, net income or total stockholder return. To the extent earned, performance share and unit awards may be settled in cash or in shares of our Common Stock. Holders of performance shares or performance units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant performance shares that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.

●	Cash-based awards and other stock-based awards. The administrator may grant cash-based awards that specify a monetary payment or range of payments or other stock-based awards that specify a number or range of shares or units that, in either case, are subject to vesting or other conditions specified by the administrator. Settlement of these awards may be in cash or shares of our Common Stock, as determined by the administrator. Their holder will have no voting rights or right to receive cash dividends unless and until shares of our Common Stock are issued pursuant to the award. The administrator may grant dividend equivalent rights with respect to other stock-based awards.

In the event of a change in control as described in the Equity Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the Equity Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. The Equity Plan will also authorize the compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of Common Stock in the change in control transaction over the exercise price per share, if any, under the award.

The Equity Plan will continue in effect until it is terminated by the administrator, provided, however, that all awards will be granted, if at all, within 10 years of its effective date. The administrator may amend, suspend or terminate the Equity Plan at any time, provided that without stockholder approval, the plan cannot be amended to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law or listing rule.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Ferris	4/1/2011	7,500	-	-	$1.40	4/1/2018
	7/1/2011	7,500	-	-	$1.88	7/1/2018
	10/1/2011	7,500	-	-	$1.30	10/1/2018
	1/1/2012	7,500	-	-	$1.40	1/1/2019
	4/1/2012	5,000	-	-	$1.40	4/1/2019
	7/2/2012	5,000	-	-	$1.14	7/2/2019
	10/1/2012	5,000	-	-	$1.32	10/1/2019
	1/2/2013	5,000	-	-	$0.98	1/2/2020
	4/1/2013	5,000	-	-	$0.84	4/1/2020
	7/1/2013	5,000	-	-	$0.92	7/1/2020
	10/1/2013	5,000	-	-	$0.90	10/1/2020
	1/2/2014	5,000	-	-	$1.36	1/2/2021
	4/1/2014	5,000	-	-	$1.44	4/1/2021
	7/1/2014	5,000	-	-	$0.98	7/1/2021
	10/1/2014	5,000	-	-	$2.10	10/1/2021
	1/2/2015	5,000	-	-	$2.88	1/2/2022
	4/1/2015	5,000	-	-	$3.20	4/1/2022
	7/1/2015	5,000	-	-	$1.90	7/1/2022
	10/1/2015	5,000	-	-	$1.70	10/1/2022
	1/2/2016	5,000	-	-	$2.80	1/2/2023
	4/1/2016	5,000	-	-	$2.24	4/1/2023
	7/1/2016	5,000	-	-	$4.20	7/1/2023
	10/1/2016	5,000	-	-	$5.88	10/1/2023
	1/1/2017	5,000	-	-	$5.20	1/1/2024
	4/1/2017	5,000	-	-	$4.30	4/1/2024
	7/1/2017	5,000	-	-	$3.76	7/1/2024
Total		140,000

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Matthew Burlend	4/1/2011	5,000	-	-	$1.40	4/1/2018
	7/1/2011	5,000	-	-	$1.88	7/1/2018
	10/1/2011	5,000	-	-	$1.30	10/1/2018
	1/1/2012	5,000	-	-	$1.40	1/1/2019
	4/1/2012	3,750	-	-	$1.40	4/1/2019
	7/2/2012	3,750	-	-	$1.14	7/2/2019
	10/1/2012	3,750	-	-	$1.32	10/1/2019
	1/2/2013	3,750	-	-	$0.98	1/2/2020
	4/1/2013	3,750	-	-	$0.84	4/1/2020
	7/1/2013	3,750	-	-	$0.92	7/1/2020
	10/1/2013	3,750	-	-	$0.90	10/1/2020
	1/2/2014	3,750	-	-	$1.36	1/2/2021
	4/1/2014	3,750	-	-	$1.44	4/1/2021
	7/1/2014	3,750	-	-	$0.98	7/1/2021
	10/1/2014	3,750	-	-	$2.10	10/1/2021
	1/2/2015	3,750	-	-	$2.88	1/2/2022
	4/1/2015	3,750	-	-	$3.20	4/1/2022
	7/1/2015	3,750	-	-	$1.90	7/1/2022
	10/1/2015	3,750	-	-	$1.70	10/1/2022
	1/2/2016	3,750	-	-	$2.80	1/2/2023
	4/1/2016	3,750	-	-	$2.24	4/1/2023
	7/1/2016	3,750	-	-	$4.20	7/1/2023
	10/1/2016	3,750	-	-	$5.88	10/1/2023
	1/1/2017	3,750	-	-	$5.20	1/1/2024
	4/1/2017	3,750	-	-	$4.30	4/1/2024
	7/1/2017	3,750	-	-	$3.76	7/1/2024
Total		102,500

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our shareholders:
VirTra, Inc. 2017 Equity Incentive Plan	-	$-	1,187,500

Plans not approved by shareholders:
Stock Option Plan(1)	531,667	$1.80	-

(1) Prior to the approval of the VirTra, Inc. 2017 Equity Incentive Plan, we periodically issued non-qualified stock options to key employees, officers and directors under a stock option compensation plan approved solely by the Board of Directors since 2009. Terms of the option granted were at the discretion of the Board of Directors and were generally seven years in term prior to expiration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock at March 21, 2018 for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;

●	each named executive officer;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VirTra, Inc., 7970 S. Kyrene Road, Tempe, AZ 85284. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 7,927,774 shares of our Common Stock outstanding as of March 21, 2018. The share information in this table has been adjusted to reflect the 1-for-2 reverse stock split of our Common Stock on March 1, 2018.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 21, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
Robert D. Ferris(1)	479,718	6.1%
Jeffrey Brown(2)	60,450	*
Mitchell A. Saltz(3)	29,167	*
Jim Richardson	-	-
Matthew Burlend(4)	102,500	1.3%
Judy Henry(5)	-	-
All named executive officers and directors as a group (six persons)	671,835	8.5%

* Represents less than 1%

(1)	The number of shares beneficially owned by Mr. Ferris includes: 339,718 shares of our Common Stock presently outstanding, options to purchase 140,000 shares of our Common Stock at prices ranging from $0.84 to $5.88 and excludes 250,000 shares of our Common Stock held by a custodian for the benefit of his children. Mr. Ferris disclaims beneficial ownership of the 250,000 shares held for the benefit of his children.

(2)	The number of shares beneficially owned by Mr. Brown includes: 450 shares of our Common Stock presently outstanding and options to purchase 60,000 shares of our Common Stock at prices ranging from $0.80 to $5.40.

(3)	The number of shares beneficially owned by Mr. Saltz includes: 20,000 shares of our Common Stock presently outstanding and options to purchase 9,167 shares of our Common Stock at per share prices ranging from $3.76 to $5.38.

(4)	The number of shares beneficially owned by Mr. Burlend includes: options to purchase 102,500 shares of our Common Stock at prices ranging from $0.84 to $5.88.

(5)	Ms. Henry was appointed as Chief Financial Officer on August 24, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2015 and each currently proposed transaction in which:

●	We have been or will be a participant;

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

On January 16, 2015, we entered into a Co-Venture Agreement with Modern Round and in connection with this agreement we agreed to develop interactive games, skills drills, and advanced training simulation content for Modern Round and license VirTra Technology to Modern Round for a portion of its total revenue, acquired rights to purchase MREC common stock and issued to affiliates of MREC that included Mr. Saltz, warrants to purchase an aggregate of 919,382 shares of our Common Stock at a price of $2.72 per share. Pursuant to our rights to acquire shares of MREC common stock we obtained pursuant to this agreement, we acquired 3,353,495 shares of MREC common stock representing approximately 8.9% of its issued and outstanding common stock. See “Business - Modern Round Co-Venture Agreement.”

On July 1, 2016, we issued 25,000 shares of our Series A Preferred stock to Mr. Ferris and he paid $2,500 for these shares. Effective on September 16, 2016, these 25,000 shares of the Series A Preferred shares were automatically redeemed from Mr. Ferris by us for $2,500 and cancelled.

During the fiscal year ended December 31, 2016, we received $90,047 in revenues from MREC.

During the year ended December 31, 2016, the Company awarded members of the Board of Directors, Messrs. Ferris, Burlend, Brown and Saltz an aggregate of 46,667 stock options with a fair value of $160,503 in compensation expense.

During the year ended December 31, 2016, the Company redeemed from Messrs. Ferris and Burlend, an aggregate of 187,500 previously awarded stock options that were approaching the expiration date for cash in the amount of $272,688 and $183,000, respectively, and paid a profit sharing bonus to each of Messrs. Ferris and Burlend in the amount of $12,276 and $11,017, respectively.

Mr. Mitch Saltz, a member of the Company’s Board of Directors, is also Chairman of the Board of Directors and a majority stockholder of MREC. Through the terms of the Co-Venture Agreement, the Company acquired 3,353,495 shares of MREC common stock representing approximately 9.3% of the issued and outstanding shares of MREC common stock. In addition, MREC paid the Company $44,865 and $42,217 for license fees (royalties) for the three months ended December 31, 2017 and 2016, respectively pursuant to the terms of the Co-Venture Agreement and $289,947 and $90,047 for the twelve months ended December 31, 2017 and 2016, respectively.

Effective August 16, 2017, the Company agreed to repurchase warrants held by Mr. Saltz and other affiliates of MREC for an aggregate of purchase price of $773,495. The warrants were assigned to MREC and the proceeds are intended to be used by MREC to fund the development of a second stand-alone Modern Round location under the Co-Venture Agreement. In addition, effective August 16, 2017, the Company and MREC amended the Co-Venture agreement to permit MREC to sublicense certain of our technology to third party operators of stand-alone location-based entertainment companies and revise the royalties for any such sublicenses. See “Business - Modern Round Co-Venture Agreement.”

During the fiscal year ended December 31, 2017, we received $269,535 in revenues from MREC.

During the year ended December 31, 2017, the Company awarded members of the Board of Directors, Messrs. Ferris, Burlend, Brown and Saltz an aggregate of 41,250 stock options with a fair value of $160,351 in compensation expense.

During the year ended December 31, 2017, the Company redeemed from Messrs. Ferris and Burlend, an aggregate of 62,500 previously awarded stock options that were approaching the expiration date for cash in the amount of $138,750 and $92,500, respectively and paid a profit sharing bonus to each of Messrs. Ferris and Burlend in the amount of $17,079 and $15,328, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Friedman LLP for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$56,435	$15,965
Audit-Related Fees	-	-
Tax Fees	10,000	-
All Other Fees	-	-
Total	$66,435	$15,965

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Pursuant to the Audit Committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the Audit Committee’s policy, all audit and permissible non-audit services provided by Friedman LLP during the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

In considering the nature of the services provided by the independent registered public accounting firm for the fiscal year ended December 31, 2017, the Audit Committee determined that such services were compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and management for the fiscal year ended December 31, 2017 to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as rules of the American Institute of Certified Public Accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements on page F-1 and included beginning on page F-2.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1	Lease Agreement dated July 8, 2010 between VirTra Systems, Inc. and DMC Portfolio, LLC, as amended (incorporated by reference to Exhibit 6.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Matt Burlend (incorporated by reference to Exhibit 6.3 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4	Co-Venture Agreement dated January 16, 2015, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.4 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A/A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.5	First Amendment to Co-Venture Agreement dated August 16, 2017, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.5 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.6†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.7†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.8†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.8 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

21.1	List of Subsidiaries.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

†     Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: March 30, 2017	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2018.

Name	Title

/s/ Robert D. Ferris	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)
Robert D. Ferris

/s/ Judy Henry	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Judy Henry

/s/ Matthew Burlend	Director, Chief Operating Officer and Vice President
Matthew Burlend

/s/ Mitchell A. Saltz	Director
Mitchell A. Saltz

/s/ Jeffrey Brown	Director
Jeffrey Brown

/s/ Jim Richardson	Director
Jim Richardson

