Form 10-Q
period 2018-03-31
VirTra, Inc
filed 2018-05-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2018, the registrant had 7,904,307 shares of common stock outstanding.

VIRTRA, Inc.

FORM 10-Q

2

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,517,620	$5,080,445
Accounts receivable, net	1,271,732	1,478,135
Note receivable, current	209,331	-
Inventory, net	2,082,354	1,720,438
Unbilled revenue	478,081	1,222,047
Prepaid expenses and other current assets	729,780	586,439

Total current assets	9,288,898	10,087,504

Property and equipment, net	776,145	677,273
Note receivable, long-term	191,574	-
Deferred tax assets, net	2,740,000	2,710,182
Investment in MREC	1,374,933	1,374,933

TOTAL ASSETS	$14,371,550	$14,849,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$785,509	$535,795
Accrued compensation and related costs	787,121	593,491
Accrued expenses and other current liabilities	261,293	243,573
Note payable, current	11,250	11,250
Deferred revenue	2,151,709	2,992,912

Total current liabilities	3,996,882	4,377,021

Long-term liabilities:
Deferred rent liability	63,028	75,444
Note payable, long-term	11,250	11,250

Total long-term liabilities	74,278	86,694

Total liabilities	4,071,160	4,463,715

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock $0.0001 par value; 5,000,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 7,927,774 shares issued and 7,904,307 shares outstanding as of March 31, 2018 and December 31, 2017.	793	793
Class A common stock $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 15,000,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; 23,467 shares outstanding as of March 31, 2018 and December 31, 2017.	(112,109)	(112,109)
Additional paid-in capital	14,954,563	14,954,563
Accumulated deficit	(4,542,857)	(4,457,070)

Total stockholders’ equity	10,300,390	10,386,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,371,550	$14,849,892

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUES
Net sales	$3,198,222	$4,165,476
Royalties/licensing fees	45,968	43,812
Total revenue	3,244,190	4,209,288

Cost of sales	1,026,156	1,778,945

Gross profit	2,218,034	2,430,343

OPERATING EXPENSES
General and administrative	2,008,703	1,614,498
Research and development	367,544	342,190

Net operating expense	2,376,247	1,956,688

Income/(loss) from operations	(158,213)	473,655

OTHER INCOME (EXPENSE)
Other income	43,298	6,233
Other expense	(66)	-

Net other income	43,232	6,233

Income/(loss) before income taxes	(114,981)	479,888

Income tax expense/(benefit)	(29,194)	78,000

NET INCOME/(LOSS)	$(85,787)	$401,888

Earnings per common share
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Weighted average shares outstanding
Basic	7,904,307	7,927,774
Diluted	7,904,307	8,282,308

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,386,177

Net loss	-	-	-	-	-	-	(85,787)	(85,787)

Balance at March 31, 2018	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,542,857)	$10,300,390

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income/(loss)	$(85,787)	$401,888
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	68,619	68,385
Stock compensation	-	69,163
Cash settlement of stock options	-	31,000
Changes in operating assets and liabilities:
Accounts and note receivable	(194,502)	737,890
Inventory	(361,916)	204,848
Deferred taxes	(29,818)	-
Unbilled revenue	743,966	(1,173,155)
Prepaid expenses and other current assets	(143,341)	(117,869)
Accounts payable and other accrued expenses	461,062	315,941
Deferred revenue and deferred rent	(853,618)	416,926

Net cash provided/(used) by operating activities	(395,335)	955,017

Cash flows from investing activities:
Purchase of property and equipment	(167,490)	(46,775)

Net cash used in investing activities	(167,490)	(46,775)

Cash flows from financing activities:
Repurchase of stock options	-	(48,500)

Net cash used in financing activities	-	(48,500)

Net increase (decrease) in cash	(562,825)	859,742
Cash, beginning of period	5,080,445	3,703,579

Cash, end of period	$4,517,620	$4,563,321

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$21,698	$78,000

Supplemental disclosure of non-cash investing and financing activities:
Conversion of account to note receivable	$400,906	$-

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

Notes To CONDENSED Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS and significant accounting policies

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

Effective as of October 1, 2016 (the “Effective Date”), the Company completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by the Company’s Board of Directors on June 23, 2016 and by its shareholders on September 16, 2016. On the Effective Date, 7,927,774   shares of common stock of VirTra Systems, Inc., a Texas corporation, were converted into 7,927,774 shares of common stock of VirTra Systems, Inc., a Nevada corporation. No shareholders exercised appraisal rights or dissenters’ rights for such shares in accordance with the Texas Business Organization Code.

As part of the Plan of Conversion, the Company filed Articles of Incorporation in Nevada whereby it changed its name from VirTra Systems, Inc. to VirTra, Inc. and revised its capitalization. The Company’s Articles of Incorporation filed in Nevada authorized the Company to issue 62,500,000 shares, of which (1) 60,000,000 shares are common stock, par value $0.0001 per share (the “common stock”), of which (a) 50,000,000 shares are common stock, par value $0.0001, (b) 2,500,000 shares are Class A common stock, par value $0.0001 per share (the “Class A common stock”), and (c) 7,500,000 shares are Class B common stock, par value $0.0001 per share (the “Class B common stock”) and (2) 2,500,000 shares are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Board of Directors, be issued in one or more series (the “Preferred Stock”). The Company also adopted new bylaws as part of the Plan of Conversion.

Effective October 20, 2016, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock and effective February 12, 2018, the Company effected a 1-for-2 reverse stock split of its issued and outstanding common stock (together, the “Reverse Stock Splits”). All references to shares of the Company’s common stock in this report refer to the number of shares of common stock after giving effect to the Reverse Stock Splits.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been condensed or omitted. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation of such interim results. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Significant Accounting Policies

Aside from the adoption of ASU Topic 606, as described below, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in the annual financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition

The Company records revenue from contract with customers in accordance with Accounting Standards Codification (ASU) Topic 606, “Revenue from Contracts with Customers.” Under ASU 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customized software and sale of extended warranties. Sales discounts and bad debt allowance are presented in the Financial Statements as reductions in determining net revenues. Credit sales are recorded as current assets. Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current liabilities until earned. The following briefly summarizes the nature of our significant provisions:

Performance obligation	Method of Recognition

Simulator and accessories	Upon transfer of control

Installation and training	Upon completion or over period of services being rendered

Extended service-type warranty	Deferred and recognized over life of extended warranty

Customized software	Upon transfer of control

Disaggregation of Revenue

Under ASU 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues, contract assets and liabilities associated with the revenue recognized and the following table illustrates the disaggregation disclosure by customer’s location and performance obligation.

	Three months ended March 31,
	2018			2017
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$894,229	$1,552,394	$2,446,623	$3,295,463	$287,170	$3,582,633
Warranties	426,685	62,386	489,071	396,878	14,195	411,073
Customized software	132,418	11,940	144,358	38,150	-	38,150
Installation and training	67,950	50,220	118,170	136,620	(3,000)	133,620
Licensing and royalties	45,968	-	45,968	43,812	-	43,812
Total Revenue	$1,567,250	$1,676,940	$3,244,190	$3,910,923	$298,365	$4,209,288

Adoption of New Accounting Standards

Between May 2014 and December 2016, the Financial Accounting Standards Board (the “FASB”) issued several Accounting Standards Updates (each, an “ASU” and collectively, “ASUs”) on Revenue from Contracts with Customers (Topic 606). These ASUs supersede nearly all existing revenue recognition guidance under current GAAP and requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, and permit the use of either the full retrospective or modified retrospective transition method. This standard was adopted on January 1, 2018 and the Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. The adoption of the ASUs under 2014-09 did not have a material impact on financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. The Company wrote-down its Investment in Modern Round to fair value in 2017, the adoption of ASU 2016-01 did not have a material impact on its financial statements. Upon adoption, the Company has elected to utilize the cost minus impairment approach as the investment in Modern Round does not have a readily determinable fair value as of the reporting date.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Company’s financial statement presentation.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” to clarify the scope of Subtopic 610-20, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets,” and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The adoption did not have a material impact on the financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, “Compensation—Stock Compensation,” to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification (“ASC”) 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this amendment to have a material impact on its financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – “Leases (Topic 842)”, which requires lessees to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” Part I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II. Simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect this amendment to have a material impact on its financial statements.

NOTE 2. NOTE RECEIVABLE

An unsecured promissory note was executed on March 23, 2018 by a customer converting their past-due trade receivable from the sale of goods and services in the amount of $400,906. The note bears interest at the rate of ten percent (10%) per annum and requires installment payments of principal and interest due monthly, including late fees. The current portion of the note receivable is collectible in one year or less with the remainder of the note separately classified as long-term. No allowances for doubtful accounts has been recorded as of March 31, 2018.

NOTE 3. INVENTORY

Inventory consisted of the following as of:

	March 31, 2018	December 31, 2017

Raw materials	$2,187,385	$1,825,469
Reserve	(105,031)	(105,031)

Total inventory	$2,082,354	$1,720,438

NOTE 4. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2018	December 31, 2017

Computer equipment	$1,029,415	$861,924
Furniture and office equipment	202,867	202,867
Machinery and equipment	925,495	925,495
Leasehold improvements	324,313	324,313

Total property and equipment	2,482,090	2,314,599
Less: Accumulated depreciation	(1,705,945)	(1,637,326)

Property and equipment, net	$776,145	$677,273

Depreciation expense was $68,619 and $68,385 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	March 31, 2018	December 31, 2017

Salaries and wages payable	$337,456	$115,481
401(k) contributions payable	13,533	30,532
Accrued Paid Time Off	246,405	257,751
Profit sharing payable	189,727	189,727

Total accrued compensation and related costs	$787,121	$593,491

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2018	December 31, 2017

Manufacturer’s warranties	$135,000	$135,000
Taxes payable	126,293	108,573

Total accrued expenses and other current liabilities	$261,293	$243,573

NOTE 6. Collaboration Agreement

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

As part of the Co-Venture Agreement, the Company granted 459,691 conditional warrants to affiliates of MREC to purchase 5% of the Company’s capital stock on a fully diluted basis as of the date of the Co-Venture Agreement. The conditional warrants are exercisable commencing at the earlier of the first anniversary of MREC opening its first range facility utilizing VirTra technology or after MREC opening its first range facility utilizing VirTra technology and the payment to the Company of all required U.S./Canada minimum royalty payments during the first 12-month period. MREC opened its first location on June 1, 2016.

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

On June 1, 2017, the warrants related to the opening of the facility vested and became exercisable at an exercise price equal to $2.72 per unit. On June 1, 2017, these warrants were recorded at the Black-Scholes Merton fair value using annual volatility of 91.5%, an annual risk-free rate of 1.76%, expected term of five years and a fair value of $4.28 a share for a fair value of $1,516,246 as an additional investment in MREC. As of June 1, 2017, the total investment in MREC approximated $1,988,800. During the year ended December 31, 2017, the Company recognized an impairment loss of $613,241 and is accounting for the investment utilizing the cost minus impairment approach.

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

The Co-Venture Agreement grants MREC an exclusive non-transferrable license to use the Company’s technology solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. The license would become non-exclusive if the first U.S. location is not opened within 24 months of the effective date and at least one location is opened outside the U.S. and Canada within five years of the Co-Venture Agreement date, the respective milestone dates. Throughout the duration of the Co-Venture Agreement, MREC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. If the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, MREC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity. The Company recognized $45,968 and $43,812 for license fee income (royalties) for the three months ended March 31, 2018 and 2017, respectively.

Note 7. Related Party Transactions

During the three months ended March 31 2017, the Company issued 13,750 stock options to the CEO, COO and members of the Board of Directors to purchase shares of common stock at a weighted average purchase price of $5.03. All options are exercisable within seven years of grant date. No stock options were granted during the three months ended March 31, 2018.

During the three months ended March 31, 2017, the Company redeemed stock options from the CEO and COO that had previously been awarded. No such redemptions occurred during the three months ended March 31, 2018. The Company recorded additional compensation expense as follows:

	Three Months Ending March 31,
	2018	2017
Number of stock options redeemed	-	12,500
Redemption value	$-	$48,500
Amount previously expensed (2011 and 2010)	-	(17,500)

Additional compensation expense	$-	$31,000

Mr. Mitch Saltz, a member of the Company’s Board of Directors, is also Chairman of the Board of Directors and a majority stockholder of MREC. The Company entered into the Co-Venture Agreement with MREC as disclosed in Note 5. Through the terms of that agreement, the Company owns 3,353,495 shares of MREC common stock representing approximately 9.3% of the issued and outstanding shares of MREC common stock. Mr. Saltz has a beneficial ownership in the Company of less than 1% and MREC has 0% ownership in the Company.

Note 8. Commitments and Contingencies

The Company’s operating lease obligations relate to the leasing of the Company’s corporate office space located at 7970 South Kyrene Road, Tempe, Arizona 85284, which expires in April 2019, unless renewed and the leasing of the machine shop building located at 2169 East Fifth St., Tempe, Arizona 85284, which expires in September 2018, unless renewed.

Future minimum lease payments under non-cancelable operating leases are as follows:

Building Lease Schedule

2018	260,702
2019	105,542

Total	$366,244

The Company has a deferred rent liability of $63,028 and $75,444 as of March 31, 2018 and December 31, 2017, respectively, relative to the increasing future minimum lease payments. Rent expense was $87,345 and $97,391  for the three months ended March 31, 2018 and 2017, respectively.

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. As of the financial statement issuance date, there were no claims or pending litigation.

Note 9. Stockholders’ Equity

Stock Options

The Company periodically issues non-qualified incentive stock options to key employees, officers and directors under a Stock Option Compensation plan approved by the Board of Directors in 2009. Terms of the option grants are at the discretion of the Board of Directors but historically have been seven years. During the three months ended March 31, 2017, the Company issued 13,750 stock options, with a weighted average exercise price of $5.20 per share. No stock options were granted during the three months ended March 31, 2018.

2017 Equity Incentive Plan

On August 23, 2017 and October 6, 2017, respectively, the board of directors and shareholders approved the 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 1,187,500 shares of our common stock was initially authorized and reserved for issuance under the Equity Plan. This reserve will automatically increase on January 1, 2018 and each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board. On January 1, 2018, the amount authorized and reserved increased to 1,424,630 shares.

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following: stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and cash-based awards and other stock-based awards. To date, there have been no awards under this plan.

The assumptions used for the periods ended March 31, 2018 and 2017, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

Three Months March 31,
	2018	2017

Volatility	-	99% to 101%
Risk-free interest rate	-	1-2%
Expected term	-	7 years

The following table summarizes all compensation plan stock options as of March 31:

	March 31, 2018		March 31, 2017
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	531,667	$1.80	557,917	$1.55
Granted	-	-	13,750	5.20
Redeemed	-	-	(12,500)	1.40
Exercised	-	-	-	-
Expired / terminated	-	-	-	-
Options outstanding, end of quarter	531,667	$1.80	559,167	$1.64
Options exercisable, end of quarter	521,667	$1.82	539,167	$1.68

Stock compensation expense was $69,163 for the three months ended March 31, 2017. No such expense occurred during the three months ended March 31, 2018. There are 10,000 non-vested stock options as of March 31, 2018 that will vest in October 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018.

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

OVERVIEW

We develop, sell and support use of force training and marksmanship firearms training systems and accessories for law enforcement, military or civilian use. Our simulators use software, hardware and content to create uniquely effective and realistic training that does not require live ammunition or less-than-lethal munitions, which can both save money and provide certain training capabilities unavailable to live fire exercises. We have developed a higher standard in simulation training including capabilities such as: multi-screen video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful gas-powered simulated recoil weapons, and more.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 versus 2017

Revenues. Revenues were $3,244,190 for the three months ended March 31, 2018 compared to $4,209,288 for the same period in 2017, a decrease of $965,098 net of discounts and allowance for bad debt. The decrease in revenue was primarily due to lower delivery of simulator product and accessories, of which simulator revenue decreased by $715,310 and accessories revenue decreased by $379,131, partially offset by increases in other revenue of $129,343 for scenarios, warranties and licensing fees, net of discounts and bad debt.

Cost of Sales. Cost of sales was $1,026,156 for the three months ended March 31, 2018 compared to $1,778,945 for the same period in 2017. A proportional decrease was due to the reduction in revenue resulting in reduced direct materials, direct travel, and direct production supplies. A non-proportional reduction in cost of sales also resulted in reduced costs from the Company’s increased use of its own machine shop for the manufacturing of system and product components, and reduction in materials costs due to favorable supplier pricing of both raw materials and systems components in 2018 compared to the same period in 2017.

Gross Profit. Gross profit was $2,218,034 for the three months ended March 31, 2018 compared to $2,430,343 for the same period in 2017 with a gross profit margin of 68% for the three months ended March 31, 2018 compared to 58% for the same period in 2017. The gross profit improvement was a result of a reduction in the cost of sales expense, as well as, the revenue of higher margin product mix.

Operating Expenses. Operating expense was $2,376,247 for the three months ended March 31, 2018 compared to $1,956,688 for the same period in 2017, an increase of $419,559. SG&A increases resulted from 1) expanding staffing levels and increases in payroll and benefit costs; and 2) professional services increases in annual audit, accounting and legal fees, public company expense and other fees, licenses, subscriptions and professional services. The year-over-year increase in professional services included approximately $132,000 of non-recurring legal and public company expense directly related to the Company’s qualification and completion of its Regulation A+ offering, completion of SEC registration, and Nasdaq listing.

Income Tax Expense. The amount of income tax expense is a function of our pre-tax income. Deferred tax assets reflect current statutory income tax rates in effect for the period in which the deferred tax assets are expected to be realized. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. As of March 31, 2018, the Company does not believe that there are any uncertain tax positions and does not believe a valuation allowance was necessary. For the three months ended March 31, 2018 the Company recognized an income tax benefit of $29,194 compared to income tax expense of $78,000 for the same period in 2017, a decrease of $107,194. This decrease was primarily due to the net loss in the current period compared to net income in the prior period.

Net Income/Loss. Net loss was $85,787 for the three months ended March 31, 2018 compared to net income of $401,888 for the same period in 2017. The decrease in net income resulted from decreases in revenue, partially offset by an increase in the gross margin and increases in operating expenses as noted above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Explanation and Use of Non-GAAP Financial Measures:

Adjusted earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“Adjusted EBITDA”) is a non-GAAP financial measure. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate Adjusted EBITDA differently. The Company calculates its Adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of Adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present a form of Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Adjusted EBITDA should not be considered as an alternative for net (loss) income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. A reconciliation of net income to Adjusted EBITDA is provided in the following table:

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

	Three Months Ended
	March 31,	March 31,	Increase	%
	2018	2017	(Decrease)	Change

Net Income/(Loss)	$(85,787)	$401,888	$(487,675)	-121.3%
Adjustments:
Depreciation and amortization	68,619	68,385	234	0.3%
Non-cash stock option expense	-	69,163	(69,163)	-100.0%
Provision for income taxes	(29,194)	78,000	(107,194)	-137.4%

Adjusted EBITDA	$(46,362)	$617,436	$(663,798)	-107.5%

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $4,517,620 and $5,080,445 in cash as of March 31, 2018 and December 31, 2017, respectively. The working capital was $5,292,016 and $5,710,483 as of March 31, 2018 and December 31, 2017, respectively.

Net cash used by operating activities was $395,335 for the three months ended March 31, 2018, and net cash provided by operating activities was $955,017 for the three months ended March 31, 2017, resulting from a decrease in net income and significant changes in accounts receivable, unbilled revenue, inventory, prepaid expense and other current assets, accounts payable and other accrued expenses.

Net cash used in investing activities was $167,490 and $46,775 for the three months ended March 31, 2018 and 2017, respectively, resulting from an increase in purchases of property and equipment.

Net cash used in financing activities was $48,500 for the three months ended March 31, 2017, resulting from the cancellation of stock options  . No cash was used in financing activities during the three months ended March 31, 2018.

Our management believes that our current capital resources will be adequate to continue operating our company and maintaining our current business strategy for more than 12 months.

Backlog

The Company’s backlog consists of bookings for which a signed contract is in place but delivery is scheduled for a future date or has not yet been scheduled and revenue has not been earned or recognized. Backlog includes all products and services, including extended warranties. In the quarter ended March 31, 2018 the Company received new signed bookings totaling $8.6 million of which $247,000 was for extended warranties. Management estimates the majority (over 50%) of the bookings received in the first quarter will be converted to revenue over the next six-month timeframe, while the balance may take longer to convert, such as extended warranties, which will convert to revenue on a straight-line basis over the term of the warranty period ranging between 1-4 years. Management estimates are based on the current contract delivery dates however, contract terms and conditions are subject to modification and are routinely changed at the request of customers. Revenue recognized in the current period is $3.2 million. As of March 31, 2018, the Company’s backlog was approximately $8.3 million.

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

Fair Value of Financial Instruments

The fair value of financial instruments approximates their carrying values at March 31, 2018 and December 31, 2017 due to their short maturities. These financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

We recognize an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable are charged off after all reasonable collection efforts have been taken. As of March 31, 2018, and December 31, 2017, we maintained an allowance for doubtful accounts of $18,249 and $12,290, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory and provides reserves when appropriate to reduce inventory to the lower of cost or market to reflect estimated net realizable value. As of March 31, 2018, and December 31, 2017, the Company maintained reserves of $105,031.

Investments in Other Companies

Minority investments in other companies are accounted for under the cost method of accounting because we do not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distribution of earnings. Management regularly evaluates the recoverability of its investment. During the year ended December 31, 2017, we recognized an impairment loss of $613,241. During the period ended March 31, 2018, the Company did not recognize any additional losses due to other-than-temporary declines of the value of the investments.

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

Revenue Recognition and Deferred Revenue

Revenues include sales of products and services and are net of discounts. Product sales consist of simulators, upgrade components, scenarios, scenario software, recoil kits, Threat-Fire® and other accessories. Services include installation, training, limited warranties, service agreements and related support. Certain components of our sales include multiple elements comprising of both products and services. Our revenue recognition falls under Accounting Standards Codification (Topic 606) Revenue from Contracts with Customers beginning after December 15, 2017. The new GAAP guidance is used for:

1.	Identifying the contract with additional consideration given for combining multiple contracts and contract modifications;

2.	Identifying performance obligations of goods and services and licensing. The company’s performance obligations identified are the sales of simulator, installation and training, extended warranty and customized software. The simulator is the primary deliverable with an assurance-type warranty included in the price. The installation and training are distinct and separate deliverables. Similarly, the customized software is capable of being distinct and is its own separate deliverable. The extended service-type warranty is a distinct and separate performance obligation and is deferred and allocated over the period of the warranty service is provided because 1) the customer receives periodic service and maintenance; and 2) the obligation to “stand ready to perform,” during the warranty period exists;

3.	Determining the transaction price with additional consideration given when applicable:

	a.	significant financing components
	b.	variable consideration
	c.	consideration payable to customer
	d.	non-cash consideration

4.	Allocating the transaction price for each performance obligation on a standalone selling price basis; and

5.	Recognizing revenue when each performance obligation is satisfied.

Products

Revenue from the sale of products is recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to the customer and title and risk of loss has transferred to the customer. The standard warranty included in the price of the simulator is an assurance-type warranty, required by law for a period not to exceed one year, and the nature of tasks under the one-year warranty only remedying defective product. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $114,844 and $709,676 as of March 31, 2018 and December 31, 2017, respectively.

Services

Services include installation of product, separately priced extended limited service-type warranties on parts and labor and technical support. Revenue is recognized for service contracts as earned which is generally upon completion of installation or, if extended warranties, on a straight-line basis over the term of the contract. The Company offers a standard warranty on its products from manufacturing defects on a limited basis for a period of one year after purchase and also offers separately priced extended warranties for periods of up to four years beginning after the expiration of the standard one-year warranty. After the standard warranty expires but during the term of the extended warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will repair or replace the defective product at no additional charge. The Company records a gross to net revenue adjustment for the one-year standard warranty and accrues annually the estimated cost of complying with the warranty agreements for all extended warranty years. Deferred revenue for separately priced extended warranties longer than one year totaled $1,914,365 and $2,156,950 as of March 31, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us. From time to time we are involved in legal proceedings occurring in the ordinary course of business.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

VIRTRA, INC.

Dated: May 14, 2018	By:	/s/ Robert D. Ferris
Robert D. Ferris,
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy Henry
Judy Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

