Form 10-Q
period 2018-06-30
VirTra, Inc
filed 2018-08-13
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, the registrant had 7,911,807 shares of common stock outstanding.

VIRTRA, Inc.

FORM 10-Q

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,899,088	$5,080,445
Accounts receivable, net	4,223,217	1,478,135
Notes receivable, current	495,633	-
Inventory, net	1,801,088	1,720,438
Unbilled revenue	299,317	1,222,047
Prepaid expenses and other current assets	727,817	586,439

Total current assets	12,446,160	10,087,504

Property and equipment, net	821,840	677,273
Notes receivable, long-term	171,715	-
Deferred tax assets, net	1,886,000	2,710,182
Investment in That’s Eatertainment Corp. (f/k/a MREC)	1,240,793	1,374,933

TOTAL ASSETS	$16,566,508	$14,849,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$531,054	$535,795
Accrued compensation and related costs	1,147,303	593,491
Accrued expenses and other current liabilities	481,626	243,573
Note payable, current	11,250	11,250
Deferred revenue	1,938,264	2,992,912

Total current liabilities	4,109,497	4,377,021

Long-term liabilities:
Deferred rent liability	49,074	75,444
Note payable, long-term	11,250	11,250

Total long-term liabilities	60,324	86,694

Total liabilities	4,169,821	4,463,715

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 7,935,274 shares issued and 7,911,807 shares outstanding as of June 30, 2018 and 7,927,774 issued and 7,904,307 shares outstanding as of December 31, 2017.	794	793
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; 23,467 shares outstanding as of June 30, 2018 and December 31, 2017.	(112,109)	(112,109)
Additional paid-in capital	14,937,922	14,954,563
Accumulated deficit	(2,429,920)	(4,457,070)

Total stockholders’ equity	12,396,687	10,386,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,566,508	$14,849,892

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Net sales	$8,275,309	$5,091,148	$11,473,530	$9,256,623
Royalties/licensing fees	429,613	160,417	475,581	204,229
Total revenue	8,704,922	5,251,565	11,949,111	9,460,852

Cost of sales	2,964,997	1,501,467	3,991,152	3,280,412

Gross profit	5,739,925	3,750,098	7,957,959	6,180,440

OPERATING EXPENSES
General and administrative	2,477,581	1,850,561	4,486,284	3,465,060
Research and development	305,738	278,917	673,282	621,106

Net operating expense	2,783,319	2,129,478	5,159,566	4,086,166

Income from operations	2,956,606	1,620,620	2,798,393	2,094,274

OTHER INCOME (EXPENSE)
Other income	22,177	35,254	65,475	41,488
Other expense	(905)	(7,783)	(971)	(7,783)

Net other income	21,272	27,471	64,504	33,705

Income before income taxes	2,977,878	1,648,091	2,862,897	2,127,979

Income tax expense	864,941	-	835,747	78,000

NET INCOME	$2,112,937	$1,648,091	$2,027,150	$2,049,979

Earnings per common share
Basic	$0.27	$0.20	$0.26	$0.26
Diluted	$0.26	$0.20	$0.25	$0.24

Weighted average shares outstanding
Basic	7,907,390	7,927,610	7,905,849	7,927,692
Diluted	8,255,299	8,600,201	8,251,640	8,634,247

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,386,177

Stock options exercised	-	-	7,500	1	10,499	-	-	10,500

Stock options repurchased	-	-	-	-	(32,000)	-	-	(32,000)

Stock based compensation	-	-	-	-	4,860	-	-	4,860

Net income	-	-	-	-	-	-	2,027,150	2,027,150

Balance at June 30, 2018	-	$-	7,935,274	$794	$14,937,922	$(112,109)	$(2,429,920)	$12,396,687

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income	$2,027,150	$2,049,979
Adjustments to reconcile net income to net cash provided by operating activities
Investment in That’s Eatertainment Corp. (f/k/a MREC)	134,140	-
Depreciation and amortization	143,206	138,957
Stock compensation	4,860	117,975
Compensation associated with stock option repurchase	44,900	50,250
Changes in operating assets and liabilities:
Accounts and note receivable	(3,412,430)	(480,579)
Inventory	(80,650)	(13,749)
Deferred taxes	824,182	-
Unbilled revenue	922,730	(2,260,108)
Prepaid expenses and other current assets	(141,378)	(55,466)
Accounts payable and other accrued expenses	787,124	439,559
Deferred revenue and deferred rent	(1,081,018)	762,792

Net cash provided by operating activities	172,816	749,610

Cash flows from investing activities:
Purchase of property and equipment	(287,773)	(70,923)

Net cash used in investing activities	(287,773)	(70,923)

Cash flows from financing activities:
Treasury stock	-	(13,800)
Repurchase of stock options	(76,900)	(85,250)
Stock options exercised	10,500	-

Net cash used in financing activities	(66,400)	(99,050)

Net (decrease) / increase in cash	(181,357)	579,637
Cash, beginning of period	5,080,445	3,703,579

Cash, end of period	$4,899,088	$4,283,216

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$96,574	$78,000

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts to notes receivable	$693,044	$-

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

Notes To CONDENSED Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS and significant accounting policies

VirTra, Inc. (the “Company” or “VirTra”), located in Tempe, Arizona, is engaged in the sale and development of judgmental use of force training simulators and firearms training simulators for law enforcement, military and commercial uses. The Company sells simulators and related products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra Systems, Inc., a Texas corporation. Effective as of October 1, 2016, the Company completed a conversion from a Texas corporation to a Nevada corporation pursuant to a plan that was approved by the Company’s Board of Directors on June 23, 2016 and by its shareholders on September 16, 2016. As part of the Plan of Conversion, the Company filed Articles of Incorporation in Nevada, whereby it changed its name from VirTra Systems, Inc. to VirTra, Inc. and revised its capitalization. Effective October 20, 2016, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock and effective February 12, 2018, the Company effected a 1-for-2 reverse stock split of its issued and outstanding common stock (together, the “Reverse Stock Splits”). All references to shares of the Company’s common stock in this report refer to the number of shares of common stock after giving effect to the Reverse Stock Splits.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been condensed or omitted. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation of such interim results. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018.

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

Significant Accounting Policies

Aside from the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” as described below, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in the annual financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition

The Company records revenue from contract with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Under ASC 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software and sale of extended warranties. Sales discounts and bad debt allowance are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets. Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current liabilities until earned. The following briefly summarizes the nature of our performance obligations and revenue recognition:

Performance Obligation	Method of Recognition

Simulator and accessories	Upon transfer of control

Installation and training	Upon completion or over period of services being rendered

Extended service-type warranty	Deferred and recognized over life of extended warranty

Customizable software	Upon transfer of control

Disaggregation of Revenue

Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues, contract assets and liabilities associated with the revenue recognized and the following table illustrates the disaggregation disclosure by customer’s location and performance obligation.

	Three Months Ended June 30,
	2018			2017
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$6,930,768	$398,029	$7,328,797	$3,028,218	$1,445,501	$4,473,719
Warranties	481,451	52,700	534,151	395,566	45,496	441,062
Customized software	286,108	-	286,108	103,400	107,760	211,160
Installation and training	93,958	32,295	126,253	3,871	(38,664)	(34,793)
Licensing and royalties	429,613	-	429,613	160,417	-	160,417
Total Revenue	$8,221,898	$483,024	$8,704,922	$3,691,472	$1,560,093	$5,251,565

	Six Months Ended June 30,
	2018			2017
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$7,855,588	$1,950,423	$9,806,011	$6,119,113	$1,732,670	$7,851,783
Warranties	908,136	115,085	1,023,221	758,122	59,691	817,813
Customized software	401,673	11,940	413,613	154,600	107,760	262,360
Installation and training	148,170	82,515	230,685	366,331	(41,664)	324,667
Licensing and royalties	475,581	-	475,581	204,229	-	204,229
Total Revenue	$9,789,148	$2,159,963	$11,949,111	$7,602,395	$1,858,457	$9,460,852

Adoption of New Accounting Standards

Between May 2014 and December 2016, the FASB issued several Accounting Standards Updates (each, an “ASU” and collectively, “ASUs”) on Revenue from Contracts with Customers (Topic 606). These ASUs supersede nearly all existing revenue recognition guidance under current GAAP and requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, and permit the use of either the full retrospective or modified retrospective transition method. This standard was adopted on January 1, 2018 and the Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. The adoption of the ASUs under 2014-09 did not have a material impact on financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This standard was adopted on January 1, 2018, including all interim reporting periods within the fiscal year. The Company wrote-down its investment in That’s Eatertainment Corp., f/k/a Modern Round, LLC (“TEC”), a wholly owned subsidiary of Modern Round Entertainment Corp., a related party (“MREC”), to fair value in 2017. The Company believes the adoption of ASU 2016-01 did not have a material impact on its financial statements. See Note 6. Upon adoption, the Company has elected to utilize the cost minus impairment approach as the investment in TEC does not have a readily determinable fair value as of the reporting date.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – “Leases (Topic 842),” which requires lessees to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) Part I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II. Simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this amendment to have a material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar-year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. This additional transition method changes only “when” an entity is required to initially apply the transition requirements of the new leases standard; it does not change “how” those requirements apply. For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

NOTE 2. NOTES RECEIVABLE

An unsecured promissory note was executed on March 23, 2018 by a customer converting its past-due trade receivable from the sale of goods and services in the amount of $400,906. The note bears interest at the rate of ten percent (10%) per annum and requires installment payments of principal and interest due monthly, including late fees. The amount outstanding including accrued interest at June 30, 2018 is $375,209. The current portion of the note receivable collectible in one year or less including accrued interest was $203,494. The remaining portion of the note classified as long-term was $171,715. No reserve for uncollectability has been recorded for the three and six months ended June 30, 2018.

The Company accepted an unsecured convertible promissory note from TEC in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of such Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principle and accrued interest at any time for shares of common stock of TEC. Any unpaid balance of principle and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. The note principle and accrued interest is classified as current. See Note 6.

NOTE 3. INVENTORY

Inventory consisted of the following as of:

	June 30, 2018	December 31, 2017

Raw materials	$1,906,119	$1,825,469
Reserve	(105,031)	(105,031)

Total inventory	$1,801,088	$1,720,438

NOTE 4. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2018	December 31, 2017

Computer equipment	$1,054,004	$861,925
Furniture and office equipment	202,867	202,867
Machinery and equipment	1,021,188	925,494
Leasehold improvements	324,313	324,313

Total property and equipment	2,602,372	2,314,599
Less: Accumulated depreciation	(1,780,532)	(1,637,326)

Property and equipment, net	$821,840	$677,273

Depreciation expense was $74,587 and $70,572 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $143,206 and $138,957 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 5. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	June 30, 2018	December 31, 2017

Salaries and wages payable	$200,120	$115,481
401(k) contributions payable	10,505	30,532
Accrued paid time off (PTO)	299,131	257,751
Profit sharing payable	637,547	189,727

Total accrued compensation and related costs	$1,147,303	$593,491

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2018	December 31, 2017

Manufacturer’s warranties	$390,488	$135,000
Loss contingencies	40,000	-
Taxes payable	51,138	108,573

Total accrued expenses and other current liabilities	$481,626	$243,573

NOTE 6. Collaboration Agreement

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with TEC, a wholly owned subsidiary of MREC, a related party. TEC is a restaurant and entertainment concept centered on its indoor virtual reality shooting experience. The Co-Venture Agreement provides TEC access to certain software and equipment relating to the Company’s products in exchange for royalties.

The Company received 1,365,789 units, representing a 5% ownership interest in TEC on the date of the Co-Venture Agreement. The Company recorded the investment at the estimated fair value of the units and which were valued at $0.10 per unit based on TEC’s other membership unit sales. The Co-Venture Agreement also provides the Company with conditional warrants to purchase an additional 5% of TEC as of the date of that agreement, at an exercise price of $0.25.

On April 14, 2015, TEC issued the Company an option to purchase 125,000 units of TEC. The option fully vested and became exercisable on the date of grant at an exercise price equal to $0.50 per unit and terminates on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

On December 31, 2015, TEC merged with a subsidiary of TEC pursuant to a Plan of Merger (the “Merger Agreement”) and each unit of TEC issued and outstanding as of the effective time of the merger automatically converted into the right to receive approximately 1.2277 shares of TEC common stock. As a result of the Merger Agreement, the Company held 1,676,748 shares of TEC’s common stock, options to purchase 153,459 shares of TEC common stock at an exercise price of $0.41 per share, and conditional warrants to purchase 1,676,747 shares of TEC common stock at an exercise price of $0.20 per share.

On October 25, 2016, the Company exercised the conditional warrant and purchased 1,676,747 shares of TEC common stock for $335,349, resulting in the Company’s aggregate holdings of TEC increasing to 3,353,495 common shares representing approximately 8.4444% of the issued and outstanding common shares of TEC. The TEC equity securities have been recorded as a cost method investment as the Company does not have the ability to exercise significant influence over TEC.

As part of the Co-Venture Agreement, the Company granted 459,691 conditional warrants to affiliates of TEC to purchase 5% of the Company’s capital stock on a fully diluted basis as of the date of the Co-Venture Agreement. The conditional warrants are exercisable commencing at the earlier of the first anniversary of TEC opening its first facility utilizing VirTra technology or after TEC opened its first facility utilizing VirTra technology and made the payment to the Company of all required U.S./Canada minimum royalty payments during the first 12-month period. TEC opened its first location on June 1, 2016.

The Company also granted 459,691 of additional conditional warrants to affiliates of TEC to purchase another 5% of the Company’s capital stock on a fully diluted basis as of the Agreement date. These conditional warrants are exercisable any time subsequent to TEC payment of $2.0 million in cumulative license fees (royalty). Both conditional warrant issuances were for a period of five years with an exercise price of $2.72.

These conditional warrants were considered contingent consideration for the equity investment as they did not meet the definition of a derivative under ASC 815. Thus, the contingent consideration was not included in the cost of the equity investment until the contingency was resolved and the warrant became exercisable.

On June 1, 2017, the warrants related to the opening of the facility vested and became exercisable at an exercise price equal to $2.72 per unit. On June 1, 2017, these warrants were recorded at the Black-Scholes Merton fair value using annual volatility of 91.5%, an annual risk-free rate of 1.76%, expected term of five years and a fair value of $4.28 a share for a fair value of $1,516,246 as an additional investment in TEC. As of June 1, 2017, the total investment in TEC approximated $1,988,800. During the three and six months ended June 30, 2018, the Company recognized an impairment loss of $134,140. During the year ended December 31, 2017, the Company recognized an impairment loss of $613,241. The Company is accounting for the investment utilizing the cost minus impairment approach.

On July 28, 2017, the Company received Notices of Exercise for all 459,691 warrants then exercisable (the “Tranche 1 Warrants”) from all the TEC’s affiliate holders electing to purchase warrants pursuant to the terms of the net exercise provision set forth in the Warrant Agreement. Mr. Saltz (a member of our Board of Directors who is also Chairman of the Board of Directors of TEC, as well as a majority stockholder of TEC held 398,122 of the Tranche 1 Warrants prior to the assignment of the warrants to TEC on August 11, 2017. Under the net exercise provision, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant (or the portion thereof being exercised) by surrender of the warrant and the Company issuing to holder the number of computed shares. Using the July 28, 2017 OTCQX closing price at $4.36 as fair value and the $2.72 warrant exercise price, upon conversion the 459,691 warrants entitled the holders to receive 172,912 shares of the Company’s Common Stock without payment of any additional consideration pursuant to the net exercise terms of the Tranche 1 Warrants that are currently exercisable.

Effective August 16, 2017, the Company and the TEC affiliate holders entered into an agreement (the “Warrant Buyout Agreement”) whereby the Company acknowledged that the affiliates of TEC had assigned the Tranche 1 Warrants to TEC and the Company agreed to repurchase them at a price of $3.924 per share of common stock issuable by the Company pursuant to the net exercise terms of the Warrants for a total of $678,505.

In addition, the Company agreed to repurchase from TEC an additional 459,691 warrants held by TEC that are not currently exercisable (the “Tranche 2 Warrants”). Mr. Saltz held 364,122 of the Tranche 2 Warrants prior to their assignment to TEC on August 11, 2017. The Warrant Buyout Agreement amended the Tranche 2 Warrants to provide for the immediate exercise on a net exercise basis of 24,208 shares of the Company’s common stock. The aggregate purchase price for the Tranche 2 Warrants is $94,990 based on a price of $3.924 per share of common stock issuable on a net exercise basis and based on 24,208 shares of the Company’s common stock. The aggregate purchase price of the Tranche 1 Warrants and the Tranche 2 Warrants was $773,495. The balance of the remaining 1,444,527 warrants were forfeited under the terms of the Warrant Buyout Agreement.

On August 16, 2017, the Company entered into the first amendment to the Co-Venture Agreement to permit TEC to sublicense the VirTra Technology to third party operators of stand-alone location-based entertainment companies. TEC agreed to pay us royalties for any such sublicenses in an amount equal to 10% of the revenue paid to TEC in cases where TEC pays for the cost of the equipment for such location or 14% of the revenue paid to TEC in cases where it does not pay for the cost of the equipment.

The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. The license would become non-exclusive if the first U.S. location is not opened within 24 months of the effective date, as well as, other restrictions and respective milestone dates. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. If the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity. For the three months ended June 30, 2018 and 2017, respectively, the Company recognized license fee income (royalties) of $427,718 and $160,417. For the six months ended June 30, 2018 and 2017, respectively, the Company recognized license fee income (royalties) of $471,506 and $204,229.

On July 23, 2018, the Company entered into the second amendment to the Co-Venture Agreement (see Note 2 and Note 10).

Note 7. Related Party Transactions

During the three and six months ended June 30, 2018 and 2017, respectively, the Company issued the following options to purchase shares of the Company’s common stock to the Company’s CEO, COO and members of the Board of Directors. All options are exercisable within seven years of grant date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of stock options granted	-	13,750	-	27,000

Weighted average purchase price	$-	$4.30	$-	$4.75

During the three and six months ended June 30, 2018 and 2017, respectively, the Company redeemed stock options from the CEO, COO and an Executive Vice President that had previously been awarded. As a result, the Company recorded additional compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of stock options redeemed	22,500	12,500	22,500	25,000

Redemption value	$76,900	$36,750	$76,900	$85,250
Amount previously expensed (2011 and 2010)	(32,000)	(17,500)	(32,000)	(35,000)

Additional compensation expense	$44,900	$19,250	$44,900	$50,250

During the three and six months ended June 30, 2018, the CEO exercised 7,500 stock options at an exercise price of $1.40 per share. No stock options were exercised during the three or six months ended June 30, 2017.

Mr. Mitch Saltz, a member of the Company’s Board of Directors, is also Chairman of the Board of Directors and a majority stockholder of TEC. The Company entered into the Co-Venture Agreement with TEC as disclosed in Note 6. Through the terms of that agreement, the Company owns 3,353,495 shares of TEC common stock representing approximately 8.4% of the issued and outstanding shares of TEC common stock. Mr. Saltz has a beneficial ownership in the Company of less than 1% and TEC has 0% ownership in the Company.

Note 8. Commitments and Contingencies

The Company currently leases its machine shop building located at 2169 East Fifth St., Tempe, Arizona 85284. The lease obligation expires in September 2018. The Company plans to relocate its machine shop from the Fifth St. location to the same complex that its corporate office is located. On May 18th, 2018, the Company executed a lease amendment for its existing corporate office space located at 7970 South Kyrene Road, Tempe, Arizona 85284, to extend its lease obligation from September 2019 to September 2023. Under the terms of the lease amendment, the Company also leased a new machine shop building located at 7910 South Kyrene Road, Tempe, Arizona 85284 effective October 1, 2018 and through September 2023.

Future minimum lease payments under non-cancelable operating leases are as follows:

Building Lease Schedule

2018	168,124
2019	345,331
2020	362,703
2021	373,525
2022	384,776
2023	295,091

Total	$1,929,550

The Company has a deferred rent liability of $49,074 and $75,444 as of June 30, 2018 and December 31, 2017, respectively, relative to the increasing future minimum lease payments. Rent expense was $105,818 and $92,891 for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $205,595 and $190,282 for the six months ended June 30, 2018 and 2017, respectively.

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated.

As of June 30, 2018, the Company has initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer has raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. Management believes that the declaratory judgment action will not have a material adverse effect on our results of operations and the Company will vigorously defend against any allegations raised by the former customer. The Company has established a probable and estimated loss contingency of $40,000 as of June 30, 2018.

Note 9. Stockholders’ Equity

Stock Options

The Company previously issued non-qualified incentive stock options to key employees, officers and directors under a Stock Option Compensation plan approved by the Board of Directors in 2009. The plan remains in effect for ten (10) years from the Effective Date or unless terminated earlier by the Company. Terms of the option grants are at the discretion of the Board of Directors but historically have been seven years.

During the three and six months ended June 30, 2018 and 2017, respectively, the Company issued the following stock options for shares of the Company’s common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of stock options granted	-	13,750	-	27,000

Weighted average purchase price	$-	$4.30	$-	$4.75

During the three and six months ended June 30, 2018 and 2017, respectively, the Company redeemed the following stock options that had previously been awarded:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of stock options redeemed	22,500	12,500	22,500	25,000

Redemption value	$76,900	$36,750	$76,900	$85,250
Amount previously expensed (2011 and 2010)	(32,000)	(17,500)	(32,000)	(35,000)

Additional compensation expense	$44,900	$19,250	$44,900	$50,250

During the three and six months ended June 30, 2018, 7,500 stock options were exercise and common stock purchased at an exercise price of $1.40 per share. No stock options were exercised during the three or six months ended June 30, 2017.

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

The assumptions used for the periods ended June 30, 2018 and 2017, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Volatility	-	98% to 100%	-	98% to 101%
Risk-free interest rate	-	2%	-	2%
Expected term	-	7 years	-	7 years

The following table summarizes all compensation plan stock options as of June 30:

	June 30, 2018		June 30, 2017
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	531,667	$1.80	557,917	$1.60
Granted	-	-	27,500	4.75
Redeemed	(22,500)	1.70	(25,000)	1.38
Exercised	(7,500)	1.40	-	-
Expired / terminated	(5,000)	1.40	-	-
Options outstanding, end of period	496,667	$1.82	560,417	$1.76
Options exercisable, end of period	493,489	$1.82	540,417	$1.81

Stock compensation expense was $4,860 and $48,812 for the three months ended June 30, 2018 and 2017, respectively. Stock compensation expense was $4,860 and $117,975 for the six months ended June 30, 2018 and 2017, respectively. There are 3,178 non-vested stock options as of June 30, 2018 that will be fully vested by October 2018.

Note 10. SUBSEQUENT EVENTS

Other

On July 23, 2018, the Company entered into the second amendment to the Co-Venture Agreement with TEC to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and promissory note; (iii) clarify the exclusivity provisions of the Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities.

On August 7, 2018, the Company executed a lease addendum for the 2169 E Fifth Street location to extend the lease term for two (2) additional months with all other lease terms remaining the same.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

We also are engaged in licensing our technology to That’s Eatertainment Corp., f/k/a Modern Round, LLC (“TEC”), a wholly owned subsidiary of Modern Round Entertainment Corporation (“MREC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Revenues. Revenues were $8,704,922 for the three months ended June 30, 2018, compared to $5,251,565 for the same period in 2017. For the six months ended June 30, 2018, revenues were $11,949,111 compared to $9,460,852 for the same period in 2017. The increase in revenue in each period was primarily due to additional sales of simulators, accessories, warranties and other services.

Cost of Sales. Cost of sales was $2,964,997 for the three months ended June 30, 2018, compared to $1,501,467 for the same period in 2017. For the six months ended June 30, 2018, cost of sales was $3,991,152, compared to $3,280,412 for the same period in 2017. In each period, the increase was due to additional sales volume, partially offset by a reduction in costs from the Company’s increased use of its own production facilities for the manufacturing of components, and reduction in materials costs due to favorable supplier pricing of both raw materials and systems components in 2018 compared to the same period in 2017.

Gross Profit. Gross profit was $5,739,925 for the three months ended June 30, 2018, compared to $3,750,098 for the same period in 2017, with a gross profit margin of 66% for the three months ended June 30, 2018 compared to 71% for the same period in 2017. Gross profit was $7,957,959 for the six months ended June 30, 2018, compared to $6,180,440 for the same period in 2017, with a gross profit margin of 67% for the six months ended June 30, 2018 compared to 65% for the same period in 2017. The gross profit variation in each period was a result of differences in the type and quantity of systems and accessories sold.

Operating Expenses. Operating expenses were $2,783,319 for the three months ended June 30, 2018, compared to $2,129,478 for the same period in 2017, an increase of $653,841, or 31%. Operating expense was $5,159,566 for the six months ended June 30, 2018, compared to $4,086,166 for the same period in 2017, an increase of $1,073,400, or 26%. In each period, the increase in general and administrative expenses resulted from (i) expanding staffing levels and increases in payroll and benefit costs; and (ii) professional service increases in accounting and legal fees, public company expense and other fees, licenses, subscriptions and other professional services. Additionally, in the three and six months ended June 30, 2018, an impairment loss on investment in TEC was recorded as operating expense, and the year-over-year increases in professional services included non-recurring legal and public company expense directly related to the Company’s qualification and SEC registration and Nasdaq listing.

Income Tax Expense. The amount of income tax expense is a function of our pre-tax income. Our tax rate is affected by tax rates in state jurisdictions and the relative amounts of income we earn in those jurisdictions, which we expect to be inconsistent year over year. Deferred tax assets reflect current statutory income tax rates in effect for the period in which the deferred tax assets are expected to be realized. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of June 30, 2018, the Company does not believe that there are any uncertain tax positions and does not believe a valuation allowance is necessary. For the three months ended June 30, 2018 the Company recognized an income tax expense of $864,941, no expense was recognized for the same period in 2017. For the six months ended June 30, 2018 the Company recognized an income tax expense of $835,747 compared to $78,000 for the same period in 2017, an increase of $757,747. This increase was primarily due to the change in management’s assessment and reporting of deferred tax assets relating to federal income tax net operating loss carryforwards (NOL’s) in accordance with ASC 740.

Net Income/Loss. Net income was $2,112,937 for the three months ended June 30, 2018 compared to $1,648,091 for the same period in 2017. Net income was $2,027,150 for the six months ended June 30, 2018 compared to $2,049,979 for the same period in 2017. The variations in net income resulted primarily from the explanations of changes in revenue, gross margin and income tax expense as noted above.

Adjusted EBITDA

Explanation and Use of Non-GAAP Financial Measures:

Adjusted earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“Adjusted EBITDA”) is a non-GAAP financial measure. Adjusted EBITDA also includes non-cash stock option expense and impairment loss on investments. Other companies may calculate Adjusted EBITDA differently. The Company calculates its Adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of Adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present a form of Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under accounting principles generally accepted in the United States of America (“GAAP”).”). Adjusted EBITDA should not be considered as an alternative for net (loss) income, cash flows from operating activities and other income or cash flows statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. A reconciliation of net income to Adjusted EBITDA is provided in the following table:

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change

Net Income/(Loss)	$2,112,937	$1,648,091	$464,846	28%	$2,027,150	$2,049,979	$(22,829)	-1%
Adjustments:
Depreciation and amortization	74,587	70,572	4,015	6%	143,206	138,957	4,249	3%
Non-cash stock option expense	4,860	48,812	(43,952)	-90%	4,860	117,975	(113,115)	-96%
Impairment loss on That’s
Eatertainment (f/k/a MREC)	134,140	-	134,140	-100%	134,140	-	134,140	-100%
Provision for income taxes	864,941	-	864,941	-100%	835,747	78,000	757,747	971%

Adjusted EBITDA	$3,191,465	$1,767,475	$1,423,990	81%	$3,145,103	$2,384,911	$760,192	32%

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $4,899,088 and $5,080,445 in cash as of June 30, 2018 and December 31, 2017, respectively. The working capital was $8,336,663 and $5,710,483 as of June 30, 2018 and December 31, 2017, respectively.

Net cash provided by operating activities was $172,816 and $749,610 for the six months ended June 30, 2018 and 2017, respectively, resulting from an increase in net income with significant changes in accounts receivable, unbilled revenue, inventory, prepaid expense and other current assets, accounts payable and other accrued expenses.

Net cash used in investing activities was $287,773 and $70,923 for the six months ended June 30, 2018 and 2017, respectively, resulting from an increase in purchases of property and equipment.

Net cash used in financing activities was $66,400 and $99,050 for the six months ended June 30, 2018 and 2017, respectively, resulting from the repurchase of treasury stock and stock options, offset by cash received from the exercise of stock options in the current period.

Our management believes that our current capital resources will be adequate to continue operating our company and maintaining our current business strategy for more than 12 months.

Backlog

The Company’s backlog consists of bookings for which a signed contract is in place but delivery is scheduled for a future date or has not yet been scheduled and revenue has not been earned or recognized. Backlog includes all products and services, including extended warranties. For the three months ended June 30, 2018, the Company received new signed bookings totaling $3.3 million, and ended the quarter with backlog of approximately $5.2 million.

Management estimates the majority (over 50%) of the bookings received in the second quarter of 2018 will be converted to revenue by December 31, 2018, while the balance may take longer to convert, such as extended warranties that will convert to revenue on a straight-line basis over the term of the warranty period ranging between 1-4 years. Management’s estimates are based on current contract delivery dates but contract terms and conditions are subject to modification and are routinely changed at the request of customers.

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

Fair Value of Financial Instruments

The fair value of financial instruments approximates their carrying values at June 30, 2018 and December 31, 2017 due to their short maturities. These financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

We recognize an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable are charged off after all reasonable collection efforts have been taken. As of June 30, 2018, and December 31, 2017, we maintained an allowance for doubtful accounts of $20,768 and $12,290, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory and provides reserves when appropriate to reduce inventory to the lower of cost or market to reflect estimated net realizable value. As of June 30, 2018, and December 31, 2017, the Company maintained reserves of $105,031.

Investments in Other Companies

Minority investments in other companies, except for those accounted for under the equity method or those that result in consolidation of the investee, must be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity that does not have readily determinable fair value can be measured at cost minus impairment, if any. For investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale, and accordingly records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the statements of operations.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. In addition, management regularly assesses the classification of its investments.

The Company holds an investment in TEC. The entity does not have readily determinable fair value and is measured at cost minus impairment, if any. During the three and six months ended June 30, 2018, the Company recognized TEC’s conversion of promissory notes and debt to common stock at $0.37 conversion price in the first quarter of 2018 as an indicator of its fair value and recognized an impairment loss of $134,140. During the year ended December 31, 2017, the Company recognized an impairment loss of $613,241 resulting from a TEC’s conversion of debt to common stock at $0.41 conversion price.

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

Revenue Recognition and Deferred Revenue

Revenues include sales of products and services and are net of discounts. Product sales consist of simulators, upgrade components, scenarios, scenario software, recoil kits, Threat-Fire® and other accessories. Services include installation, training, limited assurance-type warranties, extended service-type warranty agreements and related support. Certain components of our sales include multiple elements comprising of both products and services. Our revenue recognition falls under Accounting Standards Codification (Topic 606) Revenue from Contracts with Customers beginning after December 15, 2017. The new GAAP guidance is used for:

1.	Identifying the contract with additional consideration given for combining multiple contracts and contract modifications;

2.	Identifying performance obligations of goods and services and licensing. The company’s performance obligations identified are the sales of simulator, installation and training, extended warranty and customizable software. The simulator is the primary deliverable with an assurance-type warranty included in the price. The installation and training are distinct and separate deliverables. Similarly, the customizable software is capable of being distinct and is its own separate deliverable. The extended service-type warranty is a distinct and separate performance obligation and is deferred and allocated over the period of the warranty service is provided because 1) the customer receives periodic service and maintenance; and 2) the obligation to “stand ready to perform,” during the warranty period exists;

3.	Determining the transaction price with additional consideration given when applicable:

a.	significant financing components
b.	variable consideration
c.	consideration payable to customer
d.	non-cash consideration

4.	Allocating the transaction price for each performance obligation on a standalone selling price basis; and

5.	Recognizing revenue when each performance obligation is satisfied.

Products

Revenue from the sale of products is recognized when title and risk of loss passes to the customer. Delivery is considered complete when products have been shipped to the customer and title and risk of loss has transferred to the customer. The standard warranty included in the price of the simulator is an assurance-type warranty, required by law for a period not to exceed one year, and the nature of tasks under the one-year warranty only remedying defective product. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $179,597 and $709,676 as of June 30, 2018 and December 31, 2017, respectively.

Services

Services include installation of product, separately priced extended limited service-type warranties on parts and labor and technical support. Revenue is recognized for service contracts as earned which is generally upon completion of installation or, if extended service-type warranties, on a straight-line basis over the term of the contract. The Company offers a standard assurance-type warranty on its products from manufacturing defects on a limited basis for a period of one year after purchase and also offers separately priced extended service-type warranties for periods of up to four years beginning after the expiration of the standard one-year warranty. After the standard warranty expires but during the term of the extended warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will repair or replace the defective product at no additional charge. The Company records a gross to net revenue adjustment for the one-year standard warranty and accrues annually the estimated cost of complying with the warranty agreements for all extended warranty years. Deferred revenue for separately priced extended warranties longer than one year totaled $1,621,217 and $2,156,950 as of June 30, 2018 and December 31, 2017, respectively.

Stock-Based Compensation

The Company calculates the cost of awards of equity instruments based on the grant date fair value of the awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates.

The expected term of the options is the estimated period of time until exercise and is based on historical experience of similar awards and considering the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The estimated fair value of stock-based compensation awards and other options is amortized on a straight-line basis over the relevant vesting period. Share-based compensation expense is recognized based on awards ultimately expected to vest. Forfeitures are recorded in subsequent periods when they occur.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect managements’ best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and several foreign jurisdictions. Significant judgements and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Deferred tax assets reflect current statutory income tax rates in effect for the period in which the deferred tax assets are expected to be realized. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. As the Company wrote-down its investment in TEC to fair value in 2017 and as of June 30, 2018, the Company believes that the adoption of ASU 2016-01 did not have a material impact on its financial statements from the cost method of accounting.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar-year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. This additional transition method changes only “when” an entity is required to initially apply the transition requirements of the new leases standard; it does not change “how” those requirements apply. For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

We implemented all new accounting standards that are in effect and that may impact our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation. From time to time we are involved in legal proceedings occurring in the ordinary course of business.

As of June 30, 2018, the Company has initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer has raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. Management believes that the declaratory judgment action will not have a material adverse effect on our results of operations and the Company will vigorously defend against any allegations raised by the former customer. The Company has established a probable and estimated loss contingency of $40,000 as of June 30, 2018.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018.

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

VIRTRA, INC.

Dated: August 13, 2018	By:	/s/ Robert D. Ferris
Robert D. Ferris,
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

