Form 10-Q
period 2018-09-30
VirTra, Inc
filed 2018-11-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, the registrant had 7,911,807 shares of common stock outstanding.

VIRTRA, Inc.

FORM 10-Q

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,873,980	$5,080,445
Accounts receivable, net	1,871,919	1,478,135
Notes receivable, current	507,095	-
Inventory, net	1,868,047	1,720,438
Unbilled revenue	471,005	1,222,047
Prepaid expenses and other current assets	736,329	586,439

Total current assets	13,328,375	10,087,504

Property and equipment, net	752,148	677,273
Notes receivable, long-term	171,715	-
Deferred tax assets, net	1,850,000	2,710,182
Investment in That’s Eatertainment Corp. (f/k/a MREC)	1,240,793	1,374,933

TOTAL ASSETS	$17,343,031	$14,849,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$449,707	$535,795
Accrued compensation and related costs	1,046,674	593,491
Accrued expenses and other current liabilities	653,272	243,573
Note payable, current	11,250	11,250
Deferred revenue, short-term	1,900,167	2,391,905

Total current liabilities	4,061,070	3,776,014

Long-term liabilities:
Deferred revenue, long-term	788,126	601,007
Deferred rent liability	34,352	75,444
Note payable, long-term	-	11,250

Total long-term liabilities	822,478	687,701

Total liabilities	4,883,548	4,463,715

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,935,274 shares issued and 7,911,807 shares outstanding as of September 30, 2018 and 7,927,774 issued and 7,904,307 shares outstanding as of December 31, 2017	794	793
Class A common stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; 23,467 shares outstanding as of September 30, 2018 and December 31, 2017	(112,109)	(112,109)
Additional paid-in capital	14,939,718	14,954,563
Accumulated deficit	(2,368,920)	(4,457,070)

Total stockholders’ equity	12,459,483	10,386,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,343,031	$14,849,892

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Net sales	$3,503,868	$4,645,593	$14,977,397	$13,902,215
Royalties/licensing fees	42,718	40,852	518,300	245,082
Total revenue	3,546,586	4,686,445	15,495,697	14,147,297

Cost of sales	1,461,754	1,573,384	5,452,906	4,853,796

Gross profit	2,084,832	3,113,061	10,042,791	9,293,501

OPERATING EXPENSES
General and administrative	1,681,668	2,050,395	6,167,952	5,515,455
Research and development	323,626	310,848	996,908	931,954

Net operating expense	2,005,294	2,361,243	7,164,860	6,447,409

Income from operations	79,538	751,818	2,877,931	2,846,092

OTHER INCOME (EXPENSE)
Other income	21,032	14,813	86,508	52,410
Other expense	(3,570)	(221)	(4,542)	(4,113)

Net other income	17,462	14,592	81,966	48,297

Income before income taxes	97,000	766,410	2,959,897	2,894,389

Income tax expense	36,000	24,285	871,747	102,285

NET INCOME	$61,000	$742,125	$2,088,150	$2,792,104

Earnings per common share
Basic	$0.01	$0.09	$0.26	$0.35
Diluted	$0.01	$0.09	$0.25	$0.33

Weighted average shares outstanding
Basic	7,911,807	7,918,114	7,907,864	7,924,475
Diluted	8,247,841	8,339,283	8,256,098	8,418,463

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,386,177

Stock options exercised	-	-	7,500	1	10,499	-	-	10,500

Stock options repurchased	-	-	-	-	(32,000)	-	-	(32,000)

Stock based compensation	-	-	-	-	6,656	-	-	6,656

Net income	-	-	-	-	-	-	2,088,150	2,088,150

Balance at September 30, 2018	-	$-	7,935,274	$794	$14,939,718	$(112,109)	$(2,368,920)	$12,459,483

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net income	$2,088,150	$2,792,104
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of investment in That’s Eatertainment Corp. (f/k/a MREC)	134,140	-
Depreciation	217,952	204,527
Stock compensation	6,656	160,351
Compensation associated with stock option repurchase	44,900	115,550
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,072,594)	233,241
Inventory	(147,609)	(369,206)
Deferred taxes	860,181	-
Unbilled revenue	751,042	(1,617,346)
Prepaid expenses and other current assets	(149,890)	(410,221)
Accounts payable and other accrued expenses	776,795	787,795
Deferred revenue and deferred rent	(345,711)	653,168

Net cash provided by operating activities	3,164,012	2,549,964

Cash flows from investing activities:
Purchase of property and equipment	(292,827)	(83,410)

Net cash used in investing activities	(292,827)	(83,410)

Cash flows from financing activities:
Treasury stock	-	(96,633)
Repurchase of stock options	(76,900)	(182,550)
Repurchase of stock warrants	-	(773,495)
N/P Payable – Profiles	(11,250)	(11,250)
Stock options exercised	10,500	-

Net cash used in financing activities	(77,650)	(1,063,928)

Net increase in cash	2,793,535	1,402,626
Cash, beginning of period	5,080,445	3,703,579

Cash, end of period	$7,873,980	$5,106,205

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$102,543	$78,000

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts to notes receivable	$693,044	$-
Investment in That’s Eatertainment (f/k/a/ MREC)	$-	$1,516,246

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been condensed or omitted. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation of such interim results. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, the allowance for doubtful accounts receivable and notes receivable, reserves of obsolete and slow-moving inventory, the accrual for warranty reserves, the carrying value of long-lived assets, the income tax valuation allowance and the carrying value of cost basis investments.

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

Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Under ASC 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software and the sale of extended warranties. Sales discounts and bad debt allowance are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets. Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current liabilities until earned. The following briefly summarizes the nature of our performance obligations and revenue recognition:

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

	Three Months Ended September 30,
	2018			2017
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$2,836,375	$14,352	$2,850,727	$2,363,067	$1,418,263	$3,781,330
Warranties	462,182	33,141	495,323	1,189,378	(648,319)	541,059
Customized software	55,000	-	55,000	313,113	92,400	405,513
Installation and training	102,818	-	102,818	(93,238)	10,929	(82,309)
Licensing and royalties	42,718	-	42,718	40,852	-	40,852
Total Revenue	$3,499,093	$47,493	$3,546,586	$3,813,172	$873,273	$4,686,445

	Nine Months Ended September 30,
	2018			2017
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$10,697,520	$1,959,217	$12,656,737	$9,240,301	$2,382,883	$11,623,184
Warranties	1,370,318	148,226	1,518,544	1,189,378	179,422	1,368,800
Customized software	456,673	11,940	468,613	467,713	200,160	667,873
Installation and training	250,988	82,515	333,503	273,093	(30,735)	242,358
Licensing and royalties	518,300	-	518,300	245,082	-	245,082
Total Revenue	$13,293,799	$2,201,898	$15,495,697	$11,415,567	$2,731,730	$14,147,297

Adoption of New Accounting Standards

Between May 2014 and December 2016, the FASB issued several Accounting Standards Updates (each, an “ASU” and collectively, “ASUs”) on Revenue from Contracts with Customers (Topic 606). These ASUs supersede nearly all existing revenue recognition guidance under current GAAP and requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, and permit the use of either the full retrospective or modified retrospective transition method. This standard was adopted on January 1, 2018 and the Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. The adoption of the ASUs under 2014-09 did not have a material impact on the financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This standard was adopted on January 1, 2018, including all interim reporting periods within the fiscal year. The Company wrote-down its investment in That’s Eatertainment Corp. (“TEC”), f/k/a Modern Round Entertainment Corp. (“MREC”), a related party, to fair value in 2017. The Company believes the adoption of ASU 2016-01 did not have a material impact on its financial statements. Upon adoption, the Company has elected to utilize the cost minus impairment approach as the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 6. Collaboration Agreement.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of 2016-18 did not have a material impact on the financial statement presentation.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” to clarify the scope of Subtopic 610-20, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets,” and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The adoption of 2017-05 did not have a material impact on the financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, “Compensation—Stock Compensation,” to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The adoption of 2017-09 did not have a material impact on the financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – “Leases (Topic 842),” which requires lessees to put most leases on their balance sheets by recognizing lease assets and lease liabilities for those leases classified as operating leases under previous guidance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. While the Company is evaluating the impact, adoption of ASU 2016-02 is expected to have a significant impact on the Company’s Condensed Balance Sheet with no material impact to its Condensed Statement of Operations.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) Part I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company does not expect 2017-11 to have a material impact on the financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company does not expect 2018-07 to have a material impact on the financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar-year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. This additional transition method changes only “when” an entity is required to initially apply the transition requirements of the new lease standard; it does not change “how” those requirements apply. For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company does not expect 2018-11 to have a material impact on the financial statements.

NOTE 2. NOTES RECEIVABLE

An unsecured promissory note was executed on March 23, 2018 by a customer converting its past-due trade receivable from the sale of goods and services in the amount of $400,906 due in full on or before February, 2020. The note bears interest at the rate of ten percent (10%) per annum and required installment payments of $20,000 principal and interest are due monthly on the 21st, including late fees. The principal and accrued interest due as of September 30, 2018 was $384,237. The current portion of the note receivable collectible in one year or less including accrued interest was $212,522. The remaining portion of the note classified as long-term was $171,715. No reserve for uncollectability has been recorded for the three and nine months ended September 30, 2018.

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. The note principle and accrued interest due as of September 30, 2018 was $294,573, both are classified as current. No reserve for uncollectability has been recorded for the three and nine months ended September 30, 2018.

See Note 6.

NOTE 3. INVENTORY

Inventory, net consisted of the following as of:

	September 30, 2018	December 31, 2017

Raw materials	$1,973,078	$1,825,469
Reserve	(105,031)	(105,031)

Inventory, net	$1,868,047	$1,720,438

NOTE 4. Property and Equipment

Property and equipment, net consisted of the following as of:

	September 30, 2018	December 31, 2017

Computer equipment	$1,054,004	$861,925
Furniture and office equipment	207,921	202,867
Machinery and equipment	1,021,188	925,494
Leasehold improvements	324,313	324,313

Total property and equipment	2,607,426	2,314,599
Less: Accumulated depreciation	(1,855,278)	(1,637,326)

Property and equipment, net	$752,148	$677,273

Depreciation expense was $74,746 and $65,570 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $217,952 and $204,527 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	September 30, 2018	December 31, 2017

Salaries and wages payable	$316,957	$115,481
401(k) contributions payable	13,520	30,532
Accrued paid time off (PTO)	257,623	257,751
Profit sharing payable	458,574	189,727

Total accrued compensation and related costs	$1,046,674	$593,491

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2018	December 31, 2017

Manufacturer’s warranties	$390,488	$135,000
Loss contingencies	40,000	-
Taxes payable	222,784	108,573

Total accrued expenses and other current liabilities	$653,272	$243,573

NOTE 6. Collaboration Agreement

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, LLC (“MR”), a wholly-owned subsidiary of TEC, formerly MREC, a related party. TEC is a restaurant and entertainment concept centered on its indoor virtual reality shooting experience. The Co-Venture Agreement provides TEC access to certain software and equipment relating to the Company’s products in exchange for royalties. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. If the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity. On August 16, 2017, the Company entered into the first amendment to the Co-Venture Agreement to permit TEC to sublicense the VirTra Technology to third party operators of stand-alone location-based entertainment companies. TEC agreed to pay the Company royalties for any such sublicenses in an amount equal to 10% of the revenue paid to TEC in cases where TEC pays for the cost of the equipment for such location or 14% of the revenue paid to TEC in cases where it does not pay for the cost of the equipment. For the three months ended September 30, 2018 and 2017, respectively, the Company recognized license fee income (royalties) from TEC of $41,038 and $40,852. For the nine months ended September 30, 2018 and 2017, respectively, the Company recognized license fee income (royalties) from TEC of $512,545 and $245,082.

As a result of entering into the Co-Venture Agreement and related amendment, the Company holds, as of September 30, 2018, 3,353,495 shares of TEC common stock representing approximately 8.4% of the issued and outstanding common shares of TEC. The investment generally would be categorized within Level 3 of the fair value hierarchy. The Company determined a bona fide offer by TEC to sell investments for an amount less than the carrying amount of the Company’s investment occurred and an impairment loss of $134,140 was taken in June, 2018, to write-down the TEC investment to the estimated fair value. The Company recorded its investment at the estimated fair value of $1,240,793 and $1,374,933 at September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, the Company recognized an impairment loss on its investment in TEC of $134,140 as operating expense.

In addition, at September 30, 2018, the Company holds a warrant to purchase 153,459 shares of TEC common stock at an exercise price of $0.41 per share. This warrant became exercisable on the date of grant and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

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

Note 7. Related Party Transactions

During the three and nine months ended September 30, 2018 and 2017, respectively, the Company issued the following options to purchase shares of the Company’s common stock to the Company’s CEO, COO, members of the Board of Directors and senior staff. All options expire within seven years of grant date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of stock options granted	-	13,750	-	41,250

Weighted average purchase price	$-	$3.76	$-	$4.42

During the three and nine months ended September 30, 2018 and 2017, respectively, the Company redeemed stock options from the CEO, COO and an Executive Vice President that had previously been awarded. As a result, the Company recorded additional compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of stock options redeemed	-	30,000	22,500	55,000

Redemption value	$-	$97,300	$76,900	$182,550
Amount previously expensed (2011)	-	(32,000)	(32,000)	(67,000)

Additional compensation expense	$-	$65,300	$44,900	$115,550

During the three and nine months ended September 30, 2018 and 2017, respectively, the CEO exercised stock options that had previously been awarded. As a result, the Company recorded additional equity as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of stock options exercised	-	-	7,500	-
Exercise price per share	-	-	$1.40	-

Exercise value	$-	$-	$10,500	$-

Note 8. Commitments and Contingencies

The Company currently leases its machine shop building located at 2169 East Fifth St., Tempe, Arizona 85284. The current lease obligation expires in November, 2018. The Company plans to relocate its machine shop from the Fifth St. location to the same complex that its corporate office is located. On May 18, 2018, the Company executed a lease amendment for its existing corporate office space located at 7970 South Kyrene Road, Tempe, Arizona 85284, to extend its lease obligation from September 2019 to September 2023. Under the terms of the lease amendment, the Company also leased a new machine shop building located at 7910 South Kyrene Road, Tempe, Arizona 85284 to become effective upon completion of leasehold improvements on or after October 1, 2018 with a lease obligation to September 2023.

Future minimum lease payments as of September 30, 2018 under non-cancelable operating leases are as follows:

Building Lease Schedule

2018	$84,967
2019	345,331
2020	362,703
2021	373,525
2022	384,776
2023	295,091

Total	$1,846,393

The Company has a deferred rent liability of $34,352 and $75,444 as of September 30, 2018 and December 31, 2017, respectively, relative to the increasing future minimum lease payments. Rent expense, including pro-rata share of common area charges was $120,655 and $117,068 for the three months ended September 30, 2018 and 2017, respectively. Rent expense, including pro-rate share of common are charges was $356,513 and $352,899 for the nine months ended September 30, 2018 and 2017, respectively.

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated.

As of September 30, 2018, the Company has initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer has raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. Management believes that the declaratory judgment action will not have a material adverse effect on our results of operations and the Company will vigorously defend against any allegations raised by the former customer. The Company has established a probable and estimated loss contingency of $40,000 as of September 30, 2018.

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

See Note 7. Related Party Transactions for discussion of the issuance of stock options for shares of the Company’s common stock during the three and nine months ended September 30, 2018 and 2017.

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

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following: stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and cash-based awards and other stock-based awards. To date, there have been no awards granted under this plan.

The assumptions used in the Black-Scholes-Merton model for the periods ended September 30, 2018 and 2017, and the resulting estimates of weighted-average fair value per share of options granted during those periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Volatility	-	96% to 98%	-	96% to 101%
Risk-free interest rate	-	1-2%	-	1-2%
Expected term	-	7 years	-	7 years

The following table summarizes all compensation plan stock options for the three and nine months ended September 30:

	Three Months Ended September 30,
	2018		2017
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of period	496,667	$1.82	560,417	$1.68
Granted	-	-	13,750	3.76
Redeemed	-	-	(30,000)	1.20
Exercised	-	-	-	-
Expired / terminated	-	-	-	-
Options outstanding, end of period	496,667	$1.82	544,167	$1.76
Options exercisable, end of period	496,009	$1.81	534,167	$1.78

	Nine Months Ended September 30,
	2018		2017
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of period	531,667	$1.80	557,917	$1.60
Granted	-	-	41,250	4.42
Redeemed	(22,500)	1.70	(55,000)	1.22
Exercised	(7,500)	1.40	-	-
Expired / terminated	(5,000)	1.40	-	-
Options outstanding, end of period	496,667	$1.81	544,167	$1.85
Options exercisable, end of period	496,009	$1.81	534,167	$1.87

Stock compensation expense related to vesting and granting of stock options was $1,796 and $42,376 for the three months ended September 30, 2018 and 2017, respectively. Stock compensation expense was $6,656 and $160,351 for the nine months ended September 30, 2018 and 2017, respectively. There are 658 non-vested stock options and unrecognized stock-based compensation expense of $5,264 as of September 30, 2018 that will be fully vested and expensed by October 2018.

Note 10. SUBSEQUENT EVENTS

On October 23, 2018, the Company executed a lease addendum for the 2169 E. Fifth Street location to extend the lease term for two (2) additional months to January 31, 2019, with all other lease terms remaining the same. See Note 8. Commitments and Contingencies.

On October 29, 2018, the Company redeemed from an employee 10,000 previously awarded expiring stock options for cash total $29,500, of which $14,000 had previously been expensed in 2011, with the balance of $15,500 being recognized as additional compensation cost in October 2018. See Note 9. Stockholder’s Equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

We also are engaged in licensing our technology to Modern Round, LLC, a wholly-owned subsidiary of That’s Eatertainment Corp. (“TEC”), formerly known as Modern Round Entertainment Corporation (“MREC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenues. Revenues were $3,546,586 for the three months ended September 30, 2018, compared to $4,686,445 for the same period in 2017, a decrease of $1,139,859, or 24%, due to reduced sales of simulators, accessories, and scenarios. For the nine months ended September 30, 2018, revenues were $15,495,697 compared to $14,147,297 for the same period in 2017, an increase of $1,348,400, or 10% due to additional sales of simulators, accessories, licensing fees, warranties and other services.

Cost of Sales. Cost of sales were $1,461,754 for the three months ended September 30, 2018, compared to $1,573,384 for the same period in 2017, a decrease of $111,630, or 7%, due to reduced sales during the period. For the nine months ended September 30, 2018, cost of sales were $5,452,906, compared to $4,853,796 for the same period in 2017, an increase of $599,110, or 12% due to additional sales volume, partially offset by a reduction in costs from the Company’s increased use of its own production facilities for the manufacturing of components, and reduction in materials costs due to favorable supplier pricing of both raw materials and systems components in 2018 compared to the same period in 2017.

Gross Profit. Gross profit was $2,084,832 for the three months ended September 30, 2018, compared to $3,113,061 for the same period in 2017, with a gross profit margin of 59% for the three months ended September 30, 2018 compared to 66% for the same period in 2017. Gross profit was $10,042,791 for the nine months ended September 30, 2018, compared to $9,293,501 for the same period in 2017, with a gross profit margin of 65% for the nine months ended September 30, 2018 compared to 66% for the same period in 2017. The gross profit variation in each period was a result of differences in the type and quantity of systems and accessories sold.

Operating Expenses. Operating expenses were $2,005,294 for the three months ended September 30, 2018, compared to $2,361,243 for the same period in 2017, a decrease of $355,949, or 15%, primarily due to reduced accounting, legal, and consultant expenses quarter over quarter. Operating expense was $7,164,860 for the nine months ended September 30, 2018, compared to $6,447,409 for the same period in 2017, an increase of $717,451, or 11% due to year over year increases in general and administrative expenses resulted from (i) expanding staffing levels and increases in payroll and benefit costs; and (ii) professional service increases in accounting and legal fees, public company expense and other fees, licenses, subscriptions and other professional services. Additionally, the nine months ended September 30, 2018, an impairment loss on investment in TEC was recorded as operating expense. The year-over-year increase in professional services included non-recurring legal and public company expense directly related to the Company’s qualification and SEC registration and Nasdaq listing in March, 2018.

Income Tax Expense. The amount of income tax expense is a function of our pre-tax income. Our tax rate is affected by tax rates in each different multi-state jurisdictions that we do business, which is not consistent year over year. Our deferred tax assets reflect current statutory income tax rates in effect for the current period expected to be realized. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of September 30, 2018, the Company does not believe that there are any uncertain tax positions and does not believe a valuation allowance was necessary. For the three months ended September 30, 2018 and 2017, the Company recognized income tax expense of $36,000 and $24,285, respectively, an increase of $11,715, or 48%. For the nine months ended September 30, 2018 and 2017, the Company recognized an income tax expense of $871,747 and $102,285, respectively, an increase of $769,462, or 752%. This increase was primarily due to the reversal of the Company’s income tax valuation allowance and reporting of deferred tax assets relating to federal income tax net operating loss carryforwards (NOL’s) in accordance with ASC 740.

Net Income. Net income was $61,000 for the three months ended September 30, 2018 compared to net income of $742,125 for the same period in 2017, a decrease of $681,125, or -92%. The decrease in net income results from the explanations of changes in revenue, cost of sales, operating expense and income tax expense as noted above. Net income was $2,088,150 for the nine months ended September 30, 2018 compared to $2,792,104 for the same period in 2017, a decrease of $703,954, or -25%. The decrease in net income primarily results from the $769,462 increase in income tax expense for the nine months ended September 30, 2018.

Adjusted EBITDA

Explanation and Use of Non-GAAP Financial Measures:

Adjusted earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“Adjusted EBITDA”) is a non-GAAP financial measure. Adjusted EBITDA also includes non-cash stock option expense and impairment loss on investments. Other companies may calculate Adjusted EBITDA differently. The Company calculates its Adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of Adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present a form of Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA should not be considered as an alternative for net (loss) income, cash flows from operating activities and other income or cash flows statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. A reconciliation of net income to Adjusted EBITDA is provided in the following table:

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change

Net Income	$61,000	$742,125	$(681,125)	-92%	$2,088,150	$2,792,104	$(703,954)	-25%
Adjustments:
Depreciation and amortization	74,746	65,570	9,176	14%	217,952	204,527	13,425	7%
Non-cash stock option expense	1,796	42,376	(40,580)	-96%	6,656	160,351	(153,695)	-96%
Impairment loss on That’s Eatertainment (f/k/a MREC)	-	-	-	-100%	134,140	-	134,140	-100%
Provision for income taxes	36,000	24,285	11,715	48%	871,747	102,285	769,462	752%

Adjusted EBITDA	$173,542	$874,356	$(700,814)	-80%	$3,318,645	$3,259,267	$59,378	2%

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its obligations as they become due. The Company had $7,873,980 and $5,080,445 in cash as of September 30, 2018 and December 31, 2017, respectively, an increase of $2,793,535, or 55%. The working capital was $9,267,305 and $6,311,490 as of September 30, 2018 and December 31, 2017, respectively, an increase of $2,955,815, or 47%.

Net cash provided by operating activities was $3,164,012 and $2,549,964 for the nine months ended September 30, 2018 and 2017, respectively, resulting from decreased net income offset by significant changes in accounts receivable, unbilled revenue, and other current assets, accounts payable, other accrued expenses, and deferred revenue and deferred rent.

Net cash used in investing activities was $292,827 and $83,410 for the nine months ended September 30, 2018 and 2017, respectively, resulting from increased purchases of property and equipment.

Net cash used in financing activities was $77,650 and $1,063,928 for the nine months ended September 30, 2018 and 2017, respectively, resulting from the repurchase of treasury stock, stock options, and debt payment offset by cash received from the exercise of stock options.

Our management believes that our current capital resources will be adequate to continue operating our Company and maintaining our current business strategy for more than 12 months.

Backlog

The Company’s backlog consists of bookings for which a signed contract is in place but delivery is scheduled for a future date or has not yet been scheduled and revenue has not been earned or recognized. Backlog includes all products and services, including extended warranties. For the three months ended September 30, 2018, the Company received new signed bookings totaling $5.1 million, and ended the quarter with backlog of approximately $6.8 million.

Management estimates the majority (over 50%) of the bookings received in the third quarter of 2018 will be converted to revenue by December 31, 2018, while the balance may take longer to convert, such as extended warranties that will convert to revenue on a straight-line basis over the term of the warranty period ranging between 1-4 years. Management’s estimates are based on current contract delivery dates but contract terms and conditions are subject to modification and are routinely changed at the request of customers.

CRITICAL ACCOUNTING POLICIES

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates and assumptions about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. The methods, estimates, interpretations and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our condensed consolidated financial statements.

The following discussion provides supplemental information regarding the significant estimates, judgments and assumptions made in implementing the Company’s critical accounting policies.

Basis of Presentation and Use of Estimates

Our financial statements have been prepared in accordance with GAAP, unless otherwise noted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts receivable and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation and allowances and the carrying value of cost basis investments. Actual results could differ significantly from those estimates.

Allowance for Doubtful Accounts Receivable and Notes Receivable

The Company only ships product when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. The assessment of a customer’s credit-worthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. If any sales are made that ultimately become uncollectible, the Company charges the uncollected amount against a reserve for uncollectible accounts. This reserve is established and adjusted from time to time based on management’s assessment of each outstanding receivable and the likelihood of it being collected.

The Company regularly evaluates the financial condition of the borrowers under its notes receivable considering such factors as those discussed above. The Company establishes a reserve once it has estimated that all or a portion of the notes receivable are uncollectible.

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. Provision is made for obsolete, slow moving or defective items where appropriate. This estimated valuation requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

Cost Method Investments

The Company holds an investment in TEC. The stock of TEC does not have a readily determinable fair value and is measured at cost minus impairment, if any. Management regularly evaluates the recoverability of its investment in TEC based on TEC’s performance and financial position. During the three and nine months ended September 30, 2018, the Company recognized TEC’s conversion of promissory notes and debt to common stock as an indicator of the fair value of TEC’s common stock.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Depreciation commences at the time the assets are placed in service. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term, which are summarized as follows:

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Machinery and equipment	7 years
Leasehold improvements	7 years

In determining the depreciation rate, historical disposal experience, holding periods and trends in the market are reviewed.

We periodically perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Products

Revenue from the sale of products is recognized when the performance obligation has been satisfied, which is estimated to be when products have been shipped to the customer and title and risk of loss has transferred to the customer. The standard warranty included in the price of the simulator is an assurance-type warranty, required by law for a period not to exceed one year, and the nature of tasks under the one-year warranty only remedying defective product.

Services

Services include installation of product, separately priced extended limited service-type warranties on parts and labor and technical support. Revenue is recognized for service contracts when the performance obligation is satisfied which is generally upon completion of installation or, if extended service-type warranties, on a straight-line basis over the term of the contract. The Company offers separately priced extended service-type warranties for periods of up to four years beginning after the expiration of the standard one-year warranty. After the standard warranty expires but during the term of the extended warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will repair or replace the defective product at no additional charge. The Company records a gross to net revenue adjustment for the one-year standard warranty and accrues annually the estimated cost of complying with the warranty agreements for all extended warranty years.

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

Income Taxes

We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our financial statements, we are required to estimate income taxes in each of the domestic and foreign jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization of property and equipment and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. To the extent we establish or change a valuation allowance in a period, we include an adjustment within the tax provision of our statements of operations.

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

Warranty Reserve

We provide a warranty on our simulators that covers the cost of replacement parts and labor on defective products. For sales to customers within the U.S. and for all international sales, we provide a one -year warranty. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new or refurbished model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrants.

Recent Accounting Pronouncements

See Note 1. Organization, Business Operations and Significant Accounting Policies to the financial statements included in this Report on Form 10-Q for a detailed description of recent accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2018, the Company has initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer has raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. Management believes that the declaratory judgment action will not have a material adverse effect on our results of operations and the Company will vigorously defend against any allegations raised by the former customer.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018.

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

VIRTRA, INC.

Dated: November 13, 2018	By:	/s/ Robert D. Ferris
Robert D. Ferris,
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

