Form 10-K
period 2018-12-31
VirTra, Inc
filed 2019-04-01
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2018 was approximately $40,508,451.

As of March 28, 2019, the registrant had 7,748,705 outstanding shares of common stock.

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

Effective as of October 1, 2016 (the “Effective Date”), we completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by our Board of Directors on June 23, 2016 and our stockholders on September 16, 2016. On the Effective Date, 7,927,774 shares of common stock of VirTra Systems, Inc., a Texas corporation, were converted into 7,927,774 shares of common stock of VirTra, Inc., a Nevada corporation. No stockholders exercised appraisal rights or dissenters’ rights for such shares in accordance with the Texas Business Organization Code.

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

Effective March 2, 2018 we effected a 1 for 2 reverse stock split of our issued and outstanding Common Stock (together the “Reverse Stock Split”). All references to shares of our Common Stock in this report on Form 10-K refer to the number of shares of Common Stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

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

Business Overview

We develop, sell and support use of force training and marksmanship firearms training systems and accessories for law enforcement, military, educational or civilian use. Our simulators use software, hardware and content to create uniquely effective and realistic training that does not require live ammunition or less-than-lethal munitions, which can both save money and provide certain training capabilities unavailable to live fire exercises. We have developed a higher standard in simulation training including capabilities such as: multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful gas-powered simulated recoil weapons, and more.

The VirTra simulator allows marksmanship and realistic scenario-based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, safety officers, or a scenario-based training site. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and re-mediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

We also are engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), formerly known as Modern Round Entertainment Corporation (“MREC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience.

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 lanes of individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 9 lanes of individual firing lanes.

●	V-100™ Simulator – a single-screen based simulator system

○	The V-100™ MIL is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100™ MIL firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

●	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case.

○	The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

●	V-ST™ Simulator – a highly-realistic single screen simulated shooting range simulator with the ability to scale to multiple screens

○	The V-ST PRO™ is a scalable firearms shooting and skills training simulator that offers superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Top Subject Matter Expert Content – content supplied with our simulators is approved by top training experts

●	V-Author™ Software – allows users to create, edit, and train with content specific to agency’s objectives

○	V-Author™ software allows users of the VirTra Simulation equipment to create, edit, and train with content specific to agency training objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil – a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training

Modern Round, a Related Party

On the civilian side, we have a Co-venture agreement with Modern Round, Inc. (formerly, Modern Round, LLC) (“Modern Round”), a wholly owned subsidiary of That’s Eatertainment Corp. (“TEC”), formerly known as Modern Round Entertainment Corporation (“MREC”), a developer and operator of a combined dining and entertainment concept centered on an indoor virtual shooting entertainment concept. TEC is rolling out its entertainment concept nationally and currently operates one virtual shooting lounge facility in Peoria, Arizona and is currently operates Modern Round shooting lounges in four Lucky Strike Entertainment, LLC locations. Additionally, Modern Round is working on developing a multiple concept in Mesa, Arizona. Under the terms of the agreement, we granted Modern Round, a related party, an exclusive, non-transferable royalty-bearing right and license to use our software in virtual shooting lounge facilities for sales-based royalties.

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

We believe that our products and services are superior to those offered by our competitors based on our strength in developing higher quality software solutions, our patented accessories and our extensive library of virtual shooting scenario content that would require a substantial investment by a competitor to offer a comparable product.

Modern Round Co-Venture Agreement with a Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, LLC (“MR”), a wholly-owned subsidiary of TEC, formerly MREC, a related party. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, Modern Round effected a 1 for 12,000 reverse stock split, followed by a 1 for 2,000 forward stock split completed in November 2018. As a result, the Company holds as of December 31, 2018, 560,000 shares of TEC common stock representing approximately 5.9% of the issued and outstanding common shares of TEC. The Company determined a bona fide offer by TEC to sell investments for an amount less than the carrying amount of the Company’s investment occurred for the years ended December 31, 2018 and 2017, respectively, and an impairment loss of $254,933 and $613,241 was taken to write-down the TEC investment to the estimated fair value. The Company recognized the impairment loss on its investment in TEC as operating expense. The Company recorded its investment at the estimated fair value as of December 31, 2018 and 2017, respectively, of $1,120,000 and $1,374,933.

On July 23, 2018, the Company entered into the second amendment to the Co-Venture Agreement with TEC to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and promissory note payment; (iii) clarify the exclusivity provisions of the Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities. For the years ended December 31, 2018 and 2017, respectively, the Company recognized license fee income (royalties) from TEC of $549,568 and $289,947.

In addition, at December 31, 2018, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1 for 12,000 reverse stock split and the 1 for 2,000 forward stock split, at an exercise price of $2.4436 per share. This warrant became exercisable on the date of grant and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

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

We own the trademark for “VirTra,” “VirTra Systems”, “Threat-Fire” and many other branding trademarks. These trademarks are registered in the United States. We consider the protection of our trademarks to be important to our business.

We also have copyright protection for our intellectual property produced for use in our products.

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

Research and Development

During the years ended December 31, 2018 and 2017, our research and product development expenses were approximately $1,358,000 and $1,285,000, respectively.

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

Employees

As of December 31, 2018, we employed 79 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we do not currently have any labor disputes.

Property

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, we lease approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. The machine shop lease expires in March 2019. In April, 2019 the Company will relocate the machine shop from the Fifth St. location to 7910 South Kyrene Road, within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing lease, this lease expires in April 2024.

Operations

Our operations are conducted from our principal executive office in Tempe, Arizona. We have no offices or employees internationally. However, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2018, we have performed sales contracts and warranty service obligations in the U.S. and 29 foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a customer located in the foreign country, or pursuant to a contract between our company and a U.S. government agency (such as the Department of State—). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

Regulatory Matters

Our business is regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including, but not limited to, branches of the U.S. military and the Department of Homeland Security. Similar government authorities exist in our international markets.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2018. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

We believe that our products and services are superior to those offered by our competitors based on our strength in developing higher quality software solutions, our patented accessories and our extensive library of training scenario content that would require a substantial investment by a competitor to offer a comparable product. The introduction by competitors of lower-priced or more innovative products could, however, result in a significant decline in our revenues and have a material adverse effect on our operating results, financial position and cash flows.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act beginning with the Annual Report for the year ending December 31, 2018.

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

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company or a smaller reporting company as defined under rules promulgated by the SEC. This means that the effectiveness of our financial reporting may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management is required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and no longer qualify as a smaller reporting company, we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We do incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company with an obligation to file reports with the SEC under the Exchange Act, we do incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act imposes various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and could continue to increase our legal and financial compliance costs and could make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur to meet our additional disclosure obligations under the Exchange Act or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of, our second annual report on Form 10-K or, the first annual report on Form 10-K following the date on which we are no longer an emerging growth company and no longer qualify as a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act could require that we incur substantial accounting expense and expend significant management efforts including the potential of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 7,748,705 shares of our Common Stock outstanding as of March 28, 2018, 7,500 shares are restricted subject to Rule 144 with the remaining shares tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, we lease approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. The machine shop lease expires in March 2019. In April, 2019 the Company will relocate the machine shop from the Fifth St. location to 7910 South Kyrene Road, within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing lease, this lease expires in April 2024.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June 2018, the Company has initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer has raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. Management believes that the declaratory judgment action will not have a material adverse effect on our results of operations and the Company will vigorously defend against any allegations raised by the former customer. The Company has established a probable and estimated loss contingency of $40,000 as of December 31, 2018.

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

The following table sets forth the range of high and low closing bid quotations for our Common Stock for each of the periods indicated as reported by the NASDAQ and OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. These bid quotations have been adjusted to reflect the 1-for-2 reverse stock split of our Common Stock that became effective on March 2, 2018:

	Low	High
2017
January 1 - March 31	$3.60	$5.28
April 1 - June 30	$3.70	$5.18
July 1 - September 30	$3.64	$5.20
October 1 - December 31	$5.28	$6.60

2018
January 1 - March 31	$4.38	$6.30
April 1 - June 30	$4.47	$5.75
July 1 – September 30	$4.42	$5.86
October 1 - December 31	$3.00	$5.25

Holders of Common Stock

As of March 28, 2019, 7,748,705 shares of our Common Stock were outstanding and held by approximately 139 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

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

We also are engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), formerly known as Modern Round Entertainment Corporation, a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience.

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

Recent Developments

On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10B-18 plan. The Company has continued to purchase stock under the plan and as of March 28, 2019, had purchased an additional 68,239 shares at an average cost of $3.82 per share.

On February 5, 2019, VirTra completed an Asset Purchase Agreement with Tiberius Technology, LLC, to purchase certain patents, inventory and consulting services.

Results of operations for the years ended December 31, 2018 and December 31, 2017

Revenues were $18,080,126 for the year ended December 31, 2018 compared to $16,524,225 for the same period in 2017, an increase of $1,555,901 or 9%, due to increases in simulators sales, recurring extended warranty revenue, and royalty/licensing fees.

Cost of Sales. Cost of sales were $7,030,286 for the year ended December 31, 2018 compared to $6,290,879 for the same period in 2017, an increase of $739,407, or 12%, due to the increase in sales volume. Cost of sales included inventory reserve allowance of $0 for the current year ending 2018 compared to $87,749 for the year ended 2017, respectively. The inventory reserve allowance adjusts the net realizable carrying value of inventory on hand.

Gross Profit. Gross profit was $11,049,840 for the year ended December 31, 2018 compared to $10,233,346 for the same period in 2017, an increase of $816,494, or 8%. The gross profit margin was 61.1% for the year ended December 31, 2018 and 61.9% for the same period in 2017. The increase in gross profit was primarily due to differences in the type and quantity of systems, accessories and services sold.

Operating Expenses. Net operating expense was $10,049,939 for the year ended December 31, 2018 compared to $8,926,829 for the same period in 2017, an increase of $1,123,110, or 13%. The year-over-year increase was due to expanding staffing levels and related costs; additional R&D expenditures; and an increase in allowance for uncollectible receivables; partially offset by decreases in professional services; reduced tradeshow and demo expenses; and reduced brokerage fees. During the year ended December 31, 2017, the $613,241 impairment loss was recorded as Other income (expense) on the Statement of Operations as the Company’s agreement with and Investment in That’s Eatertainment (f/k/a MREC) was not considered to be a significant part of the Company’s operations. During 2018, the Company believes that its agreement with That’s Eatertainment has become more significant to the Company’s operations and, as such, the $254,933 impairment loss recognized during the year-ended December 31, 2018 has been recorded as general and administrative expenses on the Statement of Operations.

Operating Income. Operating income was $999,901 for the year ended December 31, 2018 compared to $1,306,517for the same period in 2017, a decrease of $306,616, or 23%, resulting from increased sales, partially offset by increased cost of sales and operating expenses and the $254,933 adjustment of the impairment loss from other income (expense) to operating expense.

Income Tax (Benefit) Expense. Income tax expense was $309,998 for the year ended December 31, 2018 compared to an income tax benefit of $2,505,292 for the same period in 2017, an increase of $2,815,290, or 112%. The significant year-over-year change resulted from the Company reversing its deferred tax valuation allowance in 2017, partially offset by the effect of a change in the 2017 federal income tax rate applied to the deferred tax asset.

Other Income (Expense). Other income net of other expense was $128,189 for the year ended December 31, 2018 as compared to $(549,527) for the same period in 2017, an increase of $677,716, or 123%, primarily resulting from an increase in interest income of $58,322, or 166% and the $254,933 adjustment of the impairment loss from other income (expense) to operating expense.

Net Income. Net income was $818,092 for the year ended December 31, 2018 compared to $3,262,282 for the same period in 2017, a decrease of $2,444,190, or 75%, related to each respective section discussed above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (AEBITDA). Explanation and Use of Non-GAAP Financial Measures:

Earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. Adjusted EBITDA should not be considered as an alternative for net (loss) income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. A reconciliation of net income to adjusted EBITDA is provided in the following table:

	Year Ended
	December 31,	December 31,	Increase	%
	2018	2017	(Decrease)	Change

Net income	$818,092	$3,262,282	$(2,444,190)	-75%
Adjustments:
Depreciation and amortization	291,855	270,881	20,973	8%
Non-cash stock option expense	7,124	167,475	(160,351)	-96%
Impairment loss on That’s Eatertainment Corp (f/k/a MREC)	254,933	613,241	(358,309)	-58%
Unrealized loss reserve on note receivable	266,813	-	266,813	100%
Provision for income taxes	309,998	(2,505,292)	2,815,290	112%

Adjusted EBITDA	$1,948,815	$1,808,587	$140,228	8%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $2,500,381 and $5,080,445 cash and cash equivalents as of December 31, 2018 and 2017, respectively. The Company also held certificates of deposits with maturities less than six months, which are recorded as short-term investments, totaling $3,490,000 and $0 as of December 31, 2018 and 2017, respectively. Working capital was $6,769,068 and $5,710,483 as of December 31, 2018 and 2017, respectively.

Net cash provided by operating activities was $1,828,075 and $2,652,101 for the years ended December 31, 2018 and 2017, respectively, resulting from a decrease in net income partially offset by changes in working capital.

Net cash used in investing activities was $3,782,827 and $133,831 for the years ended December 31, 2018 and 2017, respectively. Investing activities in 2018 consisted of purchases of property and equipment and purchases and redemptions of certificates of deposit, compared to investing activities in 2017 consisted entirely of purchases of property and equipment.

Net cash used in financing activities was $625,312 and $1,141,404 for the years ended December 31, 2018 and 2017, respectively. Financing activities in 2018 consisted primarily of repurchases of stock options and treasury stock, while financing activities in 2017 consisted primarily of repurchases of stock options, warrants and treasury stock.

Backlog

The Company’s backlog consists of bookings for which a signed contract is in place but delivery is scheduled for a future date, or has not yet been scheduled, and revenue has not been earned or recognized. Backlog includes all products and services, including extended warranties. For the year ended December 31, 2018, the Company received new signed bookings totaling $2.3 million, and ended the quarter with backlog of approximately $6.8 million.

Management estimates the majority (over 50%) of the new bookings received in the fourth quarter of 2018 will be converted to revenue by March 31, 2019, while the balance may take longer to convert, such as extended warranties that convert to revenue on a straight-line basis over the term of the warranty period ranging between 1-4 years. Management’s estimates are based on current contract delivery dates but contract terms and conditions are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, some of which require management to make subjective or complex judgments. These judgments involve making estimates and assumptions about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. The methods, estimates, interpretations and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our financial statements.

The following discussion provides supplemental information regarding the significant estimates, judgments and assumptions made in implementing the Company’s critical accounting policies.

Basis of Presentation and Use of Estimates

Our financial statements have been prepared in accordance with GAAP, unless otherwise noted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. Actual results could differ significantly from those estimates.

Allowance for Doubtful Accounts and Notes Receivable

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

The Company regularly evaluates the financial condition of the borrowers under its notes receivable considering such factors as those discussed above and the known and inherent risks in the notes. The Company establishes a reserve once it has estimated that all or a portion of the notes receivable are uncollectible.

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

Cost Method Investments

The Company holds an investment in TEC. The stock of TEC does not have a readily determinable fair value and is measured at cost minus impairment, if any. Management regularly evaluates the recoverability of its investment in TEC based on TEC’s performance and financial position. During the year ended December 31, 2018, the Company recognized TEC’s recent offer to sell and investor’s bona fide offer to purchase as an indicator of the fair value of TEC’s common stock.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Depreciation commences at the time the assets are placed in service. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market are reviewed.

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

Revenue Recognition

We account for revenue recognition in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective transition method. We evaluated the distinct performance obligations and the pattern of revenue recognition of our contracts upon adoption of the standard. Consequently, after our review of contracts, we concluded that the impact of adopting the standard did not have a significant effect on our balance sheets, statements of operations, changes in stockholders’ equity, or cash flows.

Revenues include sales of products and services and are net of discounts. Product sales consist of simulators, upgrade components, scenarios, scenario software, recoil kits, Threat-Fire® and other accessories. Services include installation, training, limited assurance-type warranties, extended service-type warranty agreements and related support.

We determined our revenue recognition through the identification of the contract with a customer, identification of the performance obligations within the contract, determination of the transaction price, allocation of the transaction price to the performance obligations within the contract and recognition of revenue when, or as, the performance obligations have been satisfied.

In reviewing our contracts, the identification of the performance obligations within the contracts, allocation of the transaction price to the performance obligations and the point when performance obligations were satisfied required significant judgment. In identifying the performance obligations, the Company considered whether the customer has a reasonable expectation that the Company will provide those goods or services and would view those goods or services as part of the negotiated exchange. The Company believes that, generally, our performance obligations are explicit in the contracts. The Company allocates the transaction price to the performance obligations based on the relative standalone selling price basis. This required consideration and determination of the stand-alone selling price for each distinct good or service using various sources of information. Under ASC 606, the Company recognizes revenue only when it satisfies a performance obligation by transferring the good or service to the customer. To determine when the performance obligation had been transferred to the customer, the Company considered control of the performance obligation had been transferred once the customer had the right and ability to direct the use of the product or service and the customer obtained substantially all of the remaining benefit from the products and services.

Stock-Based Compensation

The Company calculates the cost of awards of equity instruments based on the grant date fair value of the awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates.

The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as we did not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The estimated fair value of stock-based compensation awards and other options is amortized on a straight-line basis over the relevant vesting period. Share-based compensation expense is recognized based on awards ultimately expected to vest. Forfeitures are recorded in subsequent periods when they occur.

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

Warranty Reserve

For sales to customers within the U.S. and for all international sales, we provide a one-year assurance-type warranty. We provide a warranty on our simulators that covers the cost of replacement parts and labor on defective products. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new or refurbished model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrants.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VirTra, Inc. (the “Company”) as December 31, 2018, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VirTra, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

East Hanover, New Jersey

March 30, 2018

VIRTRA, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,500,381	$5,080,445
Certificates of deposit	3,490,000	-
Accounts receivable, net	1,302,010	1,478,135
Interest receivable	21,385	-
That’s Eatertainment (f/k/a MREC) note receivable, net, related party	292,138	-
Trade note receivable, net	96,282	-
Inventory, net	1,612,002	1,720,438
Unbilled revenue	689,153	1,222,047
Prepaid expenses and other current assets	377,520	586,439

Total current assets	10,380,871	10,087,504

LONG-TERM ASSETS
Property and equipment, net	678,245	677,273
Trade note receivable, long-term	6,843	-
Security deposits, long-term	339,756	-
Other assets, long-term	292,298	-
Deferred tax asset, net	2,400,000	2,710,182
Investment in That’s Eatertainment (f/k/a MREC), related party	1,120,000	1,374,933

Total long-term assets	4,837,142	4,762,388

TOTAL ASSETS	$15,218,013	$14,849,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$429,949	$535,795
Accrued compensation and related costs	613,691	593,491
Accrued expenses and other current liabilities	632,606	243,573
Note payable, current	11,250	11,250
Deferred revenue, short-term	1,924,307	2,992,912

Total current liabilities	3,611,803	4,377,021

Long-term liabilities:
Deferred revenue, long-term	962,356	-
Deferred rent liability	46,523	75,444
Note payable, long-term	-	11,250

Total long-term liabilities	1,008,879	86,694

Total liabilities	4,620,682	4,463,715

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 7,827,651 shares issued and 7,816,944 shares outstanding as of December 31, 2018 and 7,927,774 issued and 7,904,307 shares outstanding as of December 31, 2017	783	793
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; 10,707 shares outstanding as of December 31, 2018 and 23,467 shares outstanding as of December 31, 2017.	(37,308)	(112,109)
Additional paid-in capital	14,272,834	14,954,563
Accumulated deficit	(3,638,978)	(4,457,070)

Total stockholders’ equity	10,597,331	10,386,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,218,013	$14,849,892

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2018	2017
REVENUES
Net sales	$17,522,913	$16,234,278
That’s Eatertainment (f/k/a MREC) royalties/licensing fees, related party	549,568	289,947
Other royalties/licensing fees	7,645	-
Total revenue	18,080,126	16,524,225

Cost of sales	7,030,286	6,290,879

Gross profit	11,049,840	10,233,346

OPERATING EXPENSES
General and administrative	8,691,957	7,641,765
Research and development	1,357,982	1,285,064

Net operating expense	10,049,939	8,926,829

Income/(loss) from operations	999,901	1,306,517

OTHER INCOME (EXPENSE)
Other income	132,757	67,837
Other expense	(4,568)	(4,123)
Impairment loss on TEC (f/k/a MREC), related party	-	(613,241)

Net other income	128,189	(549,527)

Income/(loss) before income taxes	1,128,090	756,990

Income tax expense/(benefit)	309,998	(2,505,292)

NET INCOME/(LOSS)	$818,092	$3,262,282

Earnings/(loss) per common share
Basic	$0.10	$0.41
Diluted	$0.10	$0.39

Weighted average shares outstanding
Basic	7,903,801	7,919,568
Diluted	8,254,376	8,397,377

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2017	-	$-	7,927,774	$793	$14,128,837	$-	$(7,719,352)	$6,410,278
Stock warrants vested-TEC (f/k/a MREC), related party	-	-	-	-	1,516,246	-	-	1,516,246
Stock warrants repurchased-TEC (f/k/a MREC), related party	-	-	-	-	(773,495)	-	-	(773,495)
Stock based compensation	-	-	-	-	167,475	-	-	167,475
Stock options repurchased	-	-	-	-	(84,500)	-	-	(84,500)
Treasury stock	-	-	-	-	-	(112,109)	-	(112,109)
Net income	-	-	-	-	-	-	3,262,282	3,262,282
Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,386,177
Stock options exercised	-	-	10,700	1	10,499	-	-	10,500
Stock based compensation	-	-	-	-	7,124	-	-	7,124
Stock options repurchased	-	-	-	-	(242,625)	-	-	(242,625)
Treasury stock	-	-	-	-	-	(381,937)	-	(381,937)
Treasury stock cancelled	-	-	(110,823)	(11)	(456,727)	456,738	-	-
Net income	-	-	-	-	-	-	818,092	818,092
Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net income	$818,092	$3,262,282
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of Investment in That’s Eatertainment (f/k/a MREC), related party	254,933	613,241
Depreciation	291,855	270,881
Stock compensation	7,124	167,475
Compensation associated with stock option repurchase	-	160,050
Changes in operating assets and liabilities:
Accounts receivable	176,125	1,766,716
That’s Eatertainment (f/k/a MREC) note receivable, net, related party	(292,138)	-
Trade note receivable, net	(103,125)	-
Interest receivable	(21,385)	-
Security deposits	(339,756)	-
Inventory	108,436	(400,494)
Deferred taxes	310,182	(2,710,182)
Unbilled revenue	532,894	(1,114,750)
Prepaid expenses and other current assets	208,919	(336,372)
Other assets	(292,298)	-
Accounts payable and other accrued expenses	303,387	92,930
Deferred revenue and deferred rent	(135,170)	880,325

Net cash provided by operating activities	1,828,075	2,652,101

Cash flows from investing activities:
Purchase of certificates of deposit	(3,960,000)	-
Redemption of certificates of deposit	470,000	-
Purchase of property and equipment	(292,827)	(133,831)

Net cash used in investing activities	(3,782,827)	(133,831)

Cash flows from financing activities:
Repayment of debt	(11,250)	(11,250)
Purchase of treasury stock	(381,937)	(112,109)
Repurchase of stock options	(242,625)	(244,550)
That’s Eatertainment (f/k/a MREC), repurchase of stock warrants, related party	-	(773,495)
Common stock issued for options exercise	10,500	-

Net cash used in financing activities	(625,312)	(1,141,404)

Net increase/(decrease) in cash	(2,580,064)	1,376,866
Cash, beginning of period	5,080,445	3,703,579

Cash, end of period	$2,500,381	$5,080,445

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$10,074	$78,000

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accounts to notes receivable	$693,044	$-
Investment in That’s Eatertainment (f/k/a MREC), related party	$-	$1,516,246

See accompanying notes to financial statements.

VirTra, Inc.

Notes to Financial Statements

Note 1. Organization and Significant Accounting Policies

Organization and Business Operations

VirTra, Inc. (the “Company” or “VirTra”), located in Tempe, Arizona, is engaged in the sale and development of judgmental use of force training simulators and firearms training simulators for law enforcement, military and commercial uses. The Company sells simulators and related products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra, Inc., a Nevada Corporation.

Effective March 2, 2018, the Company effected a 1 for 2 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report refer to the number of shares of common stock after giving effect to the Reverse Stock Split.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers.

Revenue Recognition

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

Effective January 1, 2018, the Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Under ASC 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant judgment is necessary when making these determinations.

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software and the sale of extended service-type warranties. Sales discounts are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets (accounts receivable). Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current and long-term liabilities (deferred revenue) until earned. The following briefly summarizes the nature of our performance obligations and method of revenue recognition:

Performance Obligation	Method of Recognition

Simulator and accessories	Upon transfer of control

Installation and training	Upon completion or over the period of services being rendered

Extended service-type warranty	Deferred and recognized over the life of the extended warranty

Customized software	Upon transfer of control

Sales-based royalty exchanged for license of intellectual property	Recognized as the performance obligation is satisfied over time – which is as the sales occur.

The Company recognizes revenue upon transfer of control or upon completion of the services for the simulator and accessories; for the installation and training and customized software performance obligations as the customer has the right and ability to direct the use of these products and services and the customer obtains substantially all of the remaining benefit from these products and services at that time. For the sales-based royalty exchanged for license of intellectual property, the Company recognized revenue as the sales occur over time.

The Company recognizes revenue on a straight-line basis over the period of services being rendered for the extended service-type warranties as these warranties represent a performance obligation to “stand ready to perform” over the duration of the warranties. As such, the warranty service is performed continuously over the warranty period.

Each contract states the transaction price. The contracts do not include variable consideration, significant financing components or noncash consideration. The Company has elected to exclude sales and similar taxes from the measurement of the transaction price. The contract’s transaction price is allocated to the performance obligations based upon their stand-alone selling prices. Discounts to the stand-alone selling prices, if any, are allocated proportionately to each performance obligation.

Disaggregation of Revenue

Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and the following table illustrates the disaggregation disclosure by customer’s location and performance obligation.

	Year ended December 31,
	2018			2017
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$12,562,982	$2,018,828	$14,581,810	$11,006,489	$2,502,075	$13,508,564
Extended service-type warranties	1,719,347	176,730	1,896,077	1,530,964	211,692	1,742,656
Customized software	485,409	11,940	497,349	489,671	182,200	671,871
Installation and training	400,916	146,761	547,677	299,793	11,394	311,187
Licensing and royalties	557,213	-	557,213	289,947	-	289,947
Total Revenue	$15,725,867	$2,354,259	$18,080,126	$13,616,864	$2,907,361	$16,524,225

Prior to the adoption of ASU 2014-09, the Company recognized revenue for its products and services when it was realized or realizable and earned. Revenue was considered realized and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and/or services have been rendered; (iii) the price is fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured. Shipping fees charged to customers were recorded as a component of net revenues. Further, certain components of the Company’s sales included multiple elements comprising of both products and services. The Company’s revenue recognition fell under ASC 605-25, Multiple Element Arrangements, with the delivery of the simulator and installation being two separate deliverables. Revenue from the sale of products was recognized when title and risk of loss passed to the customer. Delivery was considered complete when products had been shipped to the customer and title and risk of loss had transferred to the customer. Revenue was recognized for service contracts as earned, which was generally upon completion of installation or, as it related to the extended warranties, on a straight-line basis over the term of the contract.

Customer Deposits

Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $186,450 and $709,676 as of December 31, 2018 and 2017, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers for the year and the Company’s backlog of open contracts. Customer deposits are considered a deferred liability until completion of the customer’s contract performance obligations. When revenue is recognized, the deposit is applied to customer’s receivable balance.

Warranty

The Company does warranty its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,604,637 and $2,156,950 as of December 31, 2018 and 2017, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $962,356 and $0 as of December 31, 2018 and 2017, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $200,505 and $135,000 as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company recognized revenue of $1,896,077 and $1,787,081, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $133,220 and $126,286 as of December 31, 2018 and 2017, respectively. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date allowing the Company to invoice and recover the retainage.

Licensing and Royalties with Related Party

As discussed further in Note 6. Collaboration Agreement, the Company licenses intellectual property to Modern Round, LLC (“MR”), a wholly-owned subsidiary of That’s Eatertainment Corp. (“TEC”), f/k/a Modern Round Entertainment Corp. (“MREC”), a related party, in exchange for sales-based royalties. Revenues from this agreement are recognized in accordance with the terms of the contract as the sales occur. The Company receives additional immaterial sales-based royalties from strategic partners.

Adoption of New Accounting Standards

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This standard was adopted on January 1, 2018, including all interim reporting periods within the fiscal year. The Company recorded an impairment loss on its investment in TEC, f/k/a MREC, a related party, to fair value in 2018. The adoption of ASU 2016-01 did not have a material impact on the financial statements. Upon adoption, the Company has elected to utilize the cost minus impairment approach as the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 6. Collaboration Agreement.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted this standard on January 1, 2018, and its adoption did not have a material impact on the Company’s revenue recognition.

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

In November 2017, the FASB issued ASU No. 2017-14 “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update)”. The ASU amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The amendments were effective upon issuance. These amendments did not have a material effect on the Company’s financial statements.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimate of assumptions that market participants would use in pricing the asset or liability.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at December 31, 2018 and 2017 due to their short maturities. The fair value of the notes receivable approximates its carrying value, using level 3 inputs, at December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

Certificates of Deposit and Mutual Funds

The Company invests its excess cash in certificates of deposit and money market mutual funds issued by financial institutions with high credit ratings. The certificates of deposit generally have average maturities of approximately six months and are subject to penalties for early withdrawal. The money market mutual funds are open ended and can be withdrawn at any time without penalty.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. As of December 31, 2018, and 2017, the Company maintained an allowance for doubtful accounts of $23,044 and $12,290, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history, the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. The allowance for uncollectible notes receivable was nil at December 31, 2017. During 2018, the Company recorded an allowance against a note receivable balance of $369,938. At December 31, 2018, the allowance for uncollectible notes receivable was $266,813.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. As of December 31, 2018 and 2017, inventory reserves were $105,031.

Investments in Other Companies

Minority investments in other companies are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the other companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than- temporary declines in fair value and distribution of earnings. For investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale, and accordingly records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the statements of operations.

The adoption of ASU 2016-01 requires investments in other companies that do not have readily determinable fair value be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This standard was adopted on January 1, 2018, including all interim reporting periods within the fiscal year. The adoption of ASU 2016-01 did not have a material impact on the financial statements. Upon adoption, the Company has elected to utilize the cost minus impairment approach because the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 6. Collaboration Agreement.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the years ended December 31, 2018 and 2017, the Company recognized an impairment loss of $254,933 and $613,241, respectively. Management regularly assesses the classification of its investments. During the year ended December 31, 2017, the $613,241 impairment loss was recorded as Other income (expense) on the Statement of Operations as the Company’s agreement with Investment in That’s Eatertainment (f/k/a MREC) was not considered to be a significant part of the Company’s operations. During 2018, the Company believes that its agreement with That’s Eatertainment has become more significant to the Company’s operations due to the increased royalty revenues, and as such, the $254,933 impairment loss recognized during the year-ended December 31, 2018 has been recorded as an operating expense on the Statement of Operations.

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

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Machinery and equipment	5-7 years
Leasehold improvements	7 years

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold does not include depreciation of fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $762,658 and $866,275 for the years ended December 31, 2018 and 2017, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $1,357,982 and $1,285,000 for 2018 and 2017, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Item 3. Legal Proceedings.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $2,014,987 and $4,674,853 as of December 31, 2018 and 2017, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

The Company’s notes receivable are due from two counter parties and are unsecured. Management performs ongoing evaluations of the collectability of its notes receivable and maintains an allowance for estimated losses.

Historically, the Company primarily sells its products to United States federal and state agencies. For the year ended December 31, 2018, one federal agency comprised 34% of total net sales. By comparison, for the year ended December 31, 2017, two federal agencies comprised 11% and 12%, and one state agency comprised 12% of total net sales, respectively. As of December 31, 2018, one federal agency comprised 26% and one state agency comprised 20% of total accounts receivables. By comparison, as of December 31, 2017, two commercial customers comprised 22% and 10%, and one state agency comprised 12% of total accounts receivables.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of December 31, 2017, the Company reversed all previously recorded valuation allowances. As of December 31, 2018, after review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was needed.

As of December 31, 2018, and 2017, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2018 or 2017.

The Company is potentially subject to tax audits for its United States federal and Arizona, California, Florida, Georgia, Hawaii, Illinois, Massachusetts, Maryland, Michigan, North Dakota, New Hampshire, New Jersey, New York, Ohio, Idaho, South Carolina, Tennessee, Texas, Virginia, Washington, and West Virginia state income and excise tax returns for tax years between 2014 and 2018; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At December 31, 2018 and 2017, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the year ended December 31, 2018. The assumptions used for options granted during the year ended December 31, 2017, and the resulting estimates of weighted-average fair value per share of options granted during this period, are as follows:

Year Ended December 31, 2017
Expected dividend yield	0%
Expected volatility	95% to 147%
Risk-free interest rate	1-2%
Expected term	7 years
Weighted average grant date fair value	$1.94

The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as we did not have sufficient historical experience of similar awards. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The estimated fair value of stock-based compensation awards and other options is amortized to expense on a straight-line basis over the relevant vesting period. As share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Year Ended December 31,
	2018	2017
Net income	$818,092	$3,262,282

Weighted average common stock outstanding	7,903,801	7,919,568
Incremental shares from stock options	350,575	282,324
Incremental shares from warrants	-	195,485

Weighted average common stock outstanding - diluted	8,254,376	8,397,377

Net income per common share and common equivalent shares
Basic	$0.10	$0.41
Diluted	$0.10	$0.39

The Company has potentially dilutive securities outstanding that are not included in the diluted earnings per share calculation for the years ended December 31, 2018 and 2017 because their effect would be anti-dilutive. These potentially dilutive securities, comprised entirely of the Company’s stock options, totaled 65,417 for the years ended December 31, 2018 and 2017.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising for leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We will adopt the new standard and the related amendments on its effective date of January 1, 2019. We anticipate adoption of the standard will add approximately $400,000 in right-of-use assets and lease liabilities to our balance sheet and will not significantly impact retained earnings. We will elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for us on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is assessing what effect the provisions of 2016-13 will have on the financial statements.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect 2017-11 will have a material impact on its financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact of the adoption of 2018-18 on its financial statements.

Note 2. Notes Receivable

An unsecured promissory note was executed on March 23, 2018 by a customer converting its past-due trade receivable from the sale of goods and services in the amount of $400,906. This unsecured promissory note is due in full on or before February 2020. The note bears interest at the rate of ten percent (10%) per annum and requires installment payments of $20,000 principal and interest. Payments are due monthly and include late fees. The principal and accrued interest due as of December 31, 2018 was $374,034. During 2018, the Company recorded an allowance against the note receivable balance in the amount of $266,813. The current portion of the remaining note receivable, net of allowance collectible in one year or less was $96,282 principal and $4,096 accrued interest. The remaining portion of the note, classified as long-term was $6,843.

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party, in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. The note principal and accrued interest due as of December 31, 2018 was $298,224, and both balances are classified as current. No reserve for collectability has been recorded as of December 31, 2018. See Note 6.

Note 3. Inventory

Inventory consisted of the following as of:

	December 31, 2018	December 31, 2017

Raw materials and work in process	$1,717,033	$1,778,961
Finished goods	-	46,508
Reserve	(105,031)	(105,031)

Total inventory	$1,612,002	$1,720,438

During 2018, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $292,298 of spare parts as Other Assets, long-term on the Balance Sheet at December 31, 2018. At December 31, 2017, spare parts in the amount of $298,136 was included in Inventory, net on the Balance Sheet. The balance at December 31, 2017 was not reclassified to conform to the current year presentation as the amount was not deemed material by management.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2018	December 31, 2017

Computer equipment	$1,054,004	$861,924
Furniture and office equipment	207,921	202,867
Machinery and equipment	1,021,188	925,495
Leasehold improvements	324,313	324,313

Total property and equipment	2,607,426	2,314,599
Less: Accumulated depreciation	(1,929,181)	(1,637,326)

Property and equipment, net	$678,245	$677,273

Depreciation expense was $291,855 and $270,881 for the years ended December 31, 2018 and 2017, respectively.

Note 5. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2018	December 31, 2017

Salaries and wages payable	$147,677	$115,481
401(k) contributions payable	8,232	30,532
Accrued paid time off	265,962	257,751
Profit sharing payable	191,820	189,727

Total accrued compensation and related costs	$613,691	$593,491

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2018	December 31, 2017

Manufacturer’s warranties	$200,505	$135,000
Warranties-other	189,983	-
Loss contingencies	40,000	-
Taxes payable	202,118	108,573

Total accrued expenses and other current liabilities	$632,606	$243,573

Note 6. Collaboration Agreement with Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, LLC (“MR”), a wholly-owned subsidiary of TEC, formerly MREC, a related party. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, Modern Round effected a 1 for 12,000 reverse stock split, followed by a 2,000 for 1 forward stock split completed in November 2018. As a result, the Company holds, as of December 31, 2018, 560,000 shares of TEC common stock representing approximately 5.9% of the issued and outstanding common shares of TEC. The Company determined a bona fide offer by TEC to sell investments for an amount less than the carrying amount of the Company’s investment occurred during the years ended December 31, 2018 and 2017, respectively, and an impairment loss of $254,933 and $613,241 was taken to write-down the TEC investment to the estimated fair value. The Company recognized the impairment loss on its investment in TEC as an operating expense. The Company recorded its investment at cost minus impairment as of December 31, 2018 and 2017, respectively, of $1,120,000 and $1,374,933.

On July 23, 2018, the Company entered into the second amendment to the Co-Venture Agreement with TEC to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and promissory note payment; (iii) clarify the exclusivity provisions of the Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities. For the years ended December 31, 2018 and 2017, respectively, the Company recognized license fee income (royalties) from TEC of $549,568 and $289,947.

In addition, at December 31, 2018, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1 for 12,000 reverse stock split and the 2,000 for 1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 7. Related Party Transactions

During the years ended December 31, 2018 and 2017, respectively, the Company issued nil and 41,250 stock options to the CEO, COO and members of the Board of Directors to purchase shares of common stock at a weighted average purchase price of $4.42. All options are exercisable within seven years of the grant date.

During the years ended December 31, 2018 and 2017, the Company redeemed 220,523 and 67,500 previously awarded options reaching expiration from related parties, including the Company’s CEO, COO, a Board Director and Executives. These redemptions eliminated the stock options and resulted in a total of $551,682 and $160,050 in additional compensation expense in 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, related parties exercised 10,700 and nil previously awarded options for the exercise price of $10,500 and $0, respectively, resulting in issuance of common stock to the CEO and one member of the Board of Directors.

Mr. Saltz, who is a member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as, a majority stockholder of TEC. The Company has entered into a Co-venture Agreement with TEC as disclosed in Note 6. In addition, the Company owns 560,000 shares of TEC common stock representing approximately 5.9% of the issued and outstanding shares of TEC common stock. The Company recognized $549,568 and $289,947 for license fees (royalties) for the years ended December 31, 2018 and 2017, pursuant to the terms of the Co-Venture Agreement. As of December 31, 2018, and 2017, TEC had accounts receivable balances outstanding of $16,743 and $81,235, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc., a vendor of the Company. In 2018 and 2017, the Company purchased specialized equipment from Natural Point in the amount of $122,758 and $138,569, respectively. As of December 31, 2018, and 2017, respectively, the Company had a prepaid credit balances outstanding with Natural Point of $1,020 in each respective year.

Note 8. Commitments and Contingencies

Operating Lease Obligations

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, we lease approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. The machine shop lease expires in March 2019. In April, 2019 the Company will relocate the machine shop from the Fifth St. location to 7910 South Kyrene Road, within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing lease through April 2024.

Future minimum lease payments as of December 31, 2018 under non-cancelable operating leases are as follows:

2019	$333,825
2020	357,452
2021	368,060
2022	379,097
2023	390,562
Thereafter	131,152
Total	$1,960,148

The Company has a deferred rent liability of $46,523 and $75,444 as of December 31, 2018 and 2017, respectively, relative to the increasing future minimum lease payments. Rent expense was $518,020 and $496,564 for the years ended December 31, 2018 and 2017, respectively.

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June, 2018, the Company has initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer has raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. Management believes that the declaratory judgment action will not have a material adverse effect on our results of operations and the Company will vigorously defend against any allegations raised by the former customer. The Company has established a probable and estimated loss contingency of $40,000 as of December 31, 2018.

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

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of company profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2018 and 2017, the amount charged to operations was fifteen percent (15%) of net profit, excluding one-time impairment loss and income tax benefit from the reversal of the valuation allowance recorded against the deferred tax assets of the Company.

Note 9. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities is as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$586,000	$513,000
Deferred revenue	989,000	1,033,000
Non-qualified stock option expense	147,000	410,000
Investment in That’s Eatertainment (f/k/a MREC), a related party	39,000	28,000
Reserves, accruals and other	160,000	93,000
Tax intangible assets and accumulated depreciation/amortization	479,000	633,000
Total deferred tax assets	2,400,000	2,710,000
Less: Valuation allowance	-	-
Net deferred tax assets	$2,400,000	$2,710,000

Prior to the year ended December 31, 2017, the Company maintained a valuation allowance equal to the potential benefit of the net deferred tax assets as it was more likely than not that such assets would not be realized. During the year ended December 31, 2017, the Company re-evaluated the realization of its net deferred tax assets and determined that such assets were likely to be fully realized. As such, during the year ended December 31, 2017, the Company reversed its previously recognized valuation allowance of $4,425,000 and recorded a related income tax benefit of $2,710,000.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, the Company has modified the value of the deferred tax assets and liabilities, including the net operating loss carryforward, at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $4,086,910 at December 31, 2017. Taking the new tax reform into consideration, the total net deferred tax assets was $2,710,000 at December 31, 2017.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses has not occurred. The Company believes it has approximately $2.4 million of federal net operating loss carry-forwards, as of December 31, 2018, that are available to offset future taxable income that expire in various years through 2034.

Significant components of the (provision) benefit for income tax as follows:

	December 31,	December 31,
	2018	2017
Current	$-	$205,000
Deferred	310,000	1,714,000
Change in valuation allowance	-	(4,425,000)
Provision for income taxes	$310,000	$(2,506,000)

The Company is subject to federal and state taxes. A reconciliation of the Company’s effective income tax rate to the federal statutory rate is as follows:

	December 31,	December 31,
	2018	2017
Federal income tax expense at the statutory rate	$237,000	$257,000
State income taxes, net of federal benefit	62,000	205,000
Permanent differences	72,932	20,000
Tax return true-ups and other	(61,932)	61,000
Change in federal income tax rates	-	1,376,000
Change in valuation allowance	-	(4,425,000)
Provision for income taxes	$310,000	$(2,506,000)

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

Stock Repurchase

On October 25, 2016 the Company’s Board of Directors authorized the repurchase of up to $1,000,000 of its common stock under the US Securities and Exchange Commission (“SEC”) rule 10B-18. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the SEC Rule. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.

Treasury Stock

The Company repurchased and cancelled the following treasury shares:

	Year Ended December 31,
	2018		2017
Period:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased	Average Price Paid per Share

Repurchased Shares - January-March	-	$-	-	$-
Repurchased Shares - April-June	-	$-	3,450	$4.00
Repurchased Shares - July-September	-	$-	17,489	$4.74
Repurchased Shares - October	-	$-	2,528	$6.12
Repurchased Shares - November	17,942	$3.90	-	$-
Repurchased Shares - December	80,121	$3.89	-	$-
Total	98,063	$3.89	23,467	$4.78

Repurchased Shares Status	2018		2017
Repurchased Shares Cancelled	87,356		23,467
Repurchased Shares Held in Treasury	10,707		-
Total	98,063		23,467

Approximate Funds Remaining in Repurchase Plan as of December 31, 2018	$506,000

Stock Options

The Company periodically issues non-qualified incentive stock options to key employees, officers and directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. Stock option awards to the Board were suspended effective October 1, 2017. Upon the exercise of these options, the Company expects to issue new authorized shares of its common stock. The following table summarizes all compensation plan stock options as of:

	December 31, 2018		December 31, 2017
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	531,667	$1.85	557,917	$1.60
Granted	-	-	41,250	4.42
Redeemed	(220,523)	1.30	(67,500)	1.25
Exercised	(10,700)	1.40	-	-
Expired / terminated	(21,277)	1.40	-	-
Options outstanding, end of year	279,167	$2.34	531,667	$1.85
Options exercisable, end of year	279,167	$2.34	521,667	$1.85

The Company did not have any non-vested stock options outstanding as of December 31, 2018. The weighted average contractual term for options outstanding and exercisable at December 31, 2018 was 7 years. During the year ended December 31, 2018, the Company recorded stock compensation in the amount of $7,124 related to stock options outstanding at December 31, 2017 that vested during 2018.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2018:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.40 - $.99	78,750	$0.88	78,750	$0.88
$1.00 - $1.99	81,250	$1.40	81,250	$1.40
$2.00 - $2.99	42,500	$2.48	42,500	$2.48
$3.00 - $3.99	25,000	$3.50	25,000	$3.50
$4.00 - $4.99	25,000	$4.25	25,000	$4.25
$5.00 - $5.99	26,667	$5.50	26,667	$5.50
$.40 - $2.99	279,167	$2.25	279,167	$2.25

The aggregate intrinsic value of options outstanding and options exercisable were $331,590 and $1,707,621 as of December 31, 2018 and 2017, respectively. The total intrinsic value of options exercised during the year ended December 31, 2018 was $42,973. Further, the Company received a payment in the amount of $10,500 related to the exercise of options. No stock options were exercised during the year ended December 31, 2017. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. The total fair value of shares vested during the years ended December 31, 2018 and 2017 is $30,700 and $126,200, respectively.

2017 Equity Incentive Plan

On August 23, 2017, our board approved, subject to stockholder approval at the annual meeting of stockholders on October 6, 2017, the 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 1,187,500 shares of our common stock was initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increases on January 1, 2018, and each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board.

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

As of December 31, 2018, and 2017, there were no options issued under this plan.

Note 11. Subsequent Events

On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10B-18 plan. The Company has continued to purchase stock under the plan and as of March 28, 2019 had purchased an additional 68,239 shares at an average cost of $3.82 per share.

On February 5, 2019, VirTra completed an Asset Purchase Agreement with Tiberius Technology, LLC, to purchase certain patents, inventory and consulting services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (i) the lack of multiple levels of management review on complex business, accounting and financial reporting issues, and (ii) we had not implemented adequate system and manual controls. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of March 28, 2019. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his successor is elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position/Title
Robert D. Ferris	47	Chief Executive Officer, President and Chairman of the Board
Matthew D. Burlend	44	Chief Operating Officer, Vice President and Director
Judy A. Henry	57	Chief Financial Officer, Secretary and Treasurer
Mitchell A. Saltz	65	Director
Jeffrey D. Brown	55	Director
James Richardson	42	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

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

Matthew D. Burlend. Mr. Burlend has been our Chief Operating Officer and a director since 2008 and has been our Vice President since October 9, 2017. From 2001 to October 8, 2017, Mr. Burlend had also served in the capacity as our Secretary. Prior to joining Ferris Productions, Inc. in 1999, Matt was a mechanical engineer focused on the design of automated production equipment for Panduit, a $1+ billion per year global manufacturing company. In his role with our company, Mr. Burlend has contributed significantly to managing the design, production and support of our simulator products and has achieved a highly successful track record in the daily operations of our core business. At VirTra, Matt worked his way up from engineer to becoming COO in 2011. In addition, he was instrumental in managing the company from a debt position of over $4 million, to becoming debt-free in less than three years at the height of the Great Recession, to then achieving record profits. Matt graduated from Olivet Nazarene University with a Mechanical Engineering Degree.

Judy A. Henry. Ms. Henry has served as our Chief Financial Officer since August 24, 2017 and has served as our Secretary and Treasurer since October 9, 2017. In addition, Ms. Henry has served as our controller since October 2016. Ms. Henry has over 25 years of experience in finance and accounting, holding positions as Chief Financial Officer, Director of Finance and Controller for public, private and municipal corporations in the technology, accounting, venture capital and real estate sectors. From 2009 to 2015, Ms. Henry was the Chief Financial Officer and Deputy Executive Director for Housing Kitsap, a municipal corporation based in the Pacific Northwest focused on developing and managing affordable housing and assistance programs. Previously, she worked as Director of Finance for Secure Asset Reporting, Inc., a provider of remote asset management solutions, which in 2007 merged with MyCom Group, Inc., an OTC-listed company. Ms. Henry has also provided CFO/Controller consultancy services in the Greater Seattle area for the regional accounting firm Moss Adams. Ms. Henry holds a Masters of Business Administration degree from Pacific Lutheran University and dual Bachelor of Science degrees in Accounting and Finance from Central Washington University.

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

Jeffrey D. Brown. Mr. Brown has served as a director of our company since 2011. Mr. Brown has been a Certified Public Accountant (“CPA”) since 1993 and a financial planning service provider for over 12 years, performing financial services for a wide range companies. From 2002 to 2004, Mr. Brown was the Chief Financial Officer for Gold Canyon Candles, a provider of fragranced candles and accessories during a period of rapid growth in revenues. From 1990 to 1994, Mr. Brown was an auditor at Ernst & Young performing audits for a variety of organizations. Mr. Brown received a Bachelor of Science in Accounting from California State University, San Bernardino and his CPA designation in 1993. We believe Mr. Brown’s history as a financial and accounting services professional and a former auditor and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

James Richardson. Mr. Richardson has served as a director of our company since October 9, 2017. Mr. Richardson is the co-founder and has been the chief executive officer of NaturalPoint Inc. since 1996. NaturalPoint is a world leader in simulation/VR/AR tracking and sells optical motion capture hardware and software, head tracking for PC’s and hands-free ergonomic mouse alternative for assistive technology. Mr. Richardson has had an integral role at NaturalPoint since its formation and is responsible for devising its high-level strategy and the engineering, marketing and sales efforts. Through Mr. Richardson’s efforts, he led to profitable revenue growth, enabling it to gain significant market share culminating in its sale to Planar Systems, Inc., a developer, manufacturer and marketer of electronic display products and systems for $125 million in cash. Mr. Richardson studied Mechanical Engineering at the University of California at Berkeley. We believe Mr. Richardson’s history as a founder and officer of NaturalPoint, and his technology background and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our board of directors.

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

Board Committees

Our board of directors has established three standing committees —audit, compensation, and nominating and corporate governance —each of which operate under a charter that has been approved by our board of directors. We have appointed persons to the board of directors and committees of the board of directors as required meeting the corporate governance requirements of the NASDAQ Listing Rules.

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

Our nominating and corporate governance committee is responsible for, among other things:

●	To determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director.
●	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.
●	To review the Board’s committee structure and composition and to appoint directors to serve as members of each committee and committee chairmen.
●	To develop and recommend to the Board for approval standards for determining whether a director has a relationship with us that would impair its independence.
●	To review and discuss with management the disclosure regarding the operations of the Committee and director independence, and to recommend that this disclosure be included in our proxy statement or annual report on Form 10-K, as applicable.
●	To monitor compliance with our Code of Ethics and Business Conduct (the “Code”), to investigate any alleged breach or violation of the Code and to enforce the provisions of the Code.
●	To meet at least two times a year.
●	To review the Nominating and Corporate Governance Committee Charter at least annually and recommend any proposed changes to the Board for approval

Code of Ethics and Business Conduct and Whistleblower Protection Policy

We have adopted a written code of business conduct and ethics, which outlines the principles of legal and ethical business conduct under which we do business. In addition, we have adopted a written Whistleblower Protection Policy to prevent adverse employment action of any kind against any of our employees who lawfully report information about (i) fraudulent activities within our company (including wire fraud, mail fraud and bank fraud), (ii) violations of the Sarbanes-Oxley Act of 2002 pertaining to fraud against stockholders of the Company, (iii) questionable accounting, internal accounting controls or auditing matters of the Company, and (iv) conduct by our executives that violate our Code of Ethics and Business Conduct, or that cause reports and other public disclosures by us that are not full, fair and accurate. To advance this commitment, we have adopted this Whistleblower Protection Policy. The code and the policy are applicable to all of our directors, officers and employees and is available on our corporate website, www.virtra.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Director Compensation

2018 Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mitchell A. Saltz (1)	$6,000	$-	$-	$-	$-	$-	$6,000
Jeffrey D. Brown (2)	$16,050	$-	$-	$-	$-	$-	$16,050
James Richardson (3)	$6,000	$-	$-	$-	$-	$-	$6,000

(1)	In 2018, Mr. Saltz received an aggregate of $6,000 in quarterly compensation for attending board meetings and phone meeting for the period October 1, 2018 to December 31, 2018.

(2)	In 2018, Mr. Brown received $6,000 in quarterly compensation for attending board meetings and phone meeting for the period October 1, 2018 to December 31, 2018. Mr. Brown also received $10,050 in annual compensation for Audit Committee Chairman work for the period October 1, 2018 to September 30, 2019.

(3)	In 2018, Mr. Richardson received an aggregate of $6,000 in quarterly compensation for attending board meetings and phone meeting for the period October 1, 2018 to December 31, 2018.

We approved the payments of quarterly and annual cash retainers beginning October 1, 2018 to each non-employee director (Messrs. Saltz, Brown and Richardson) to cover all board and committee meetings, actions by written consent, and attendance fees. The cash retainers are in lieu of previously board approved awards of stock options and any other compensation to non-employee directors for serving on the board of directors and committees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also may allow our non-employee directors to participate in any equity compensation plans that we adopt in the future. Historically, our directors that are our employees have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,
●	our three most highly compensated principal executive officers, other than our executives, who were serving as corporate officers at December 31, 2018 and whose compensation exceed $100,000, and
●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Robert D. Ferris,	12/31/2018	$234,282	$106,064	-	$30,750	(1)	-	$371,096
Chief Executive Officer	12/31/2017	$228,122	$155,829	-	$58,309	(2)	-	$442,260

Matthew D. Burlend,	12/31/2018	$210,253	$81,312	-	$-		-	$291,565
Chief Operating Officer	12/31/2017	$204,725	$107,828	-	$43,723	(3)	-	$356,285

Judy A. Henry,	12/31/2018	$133,510	$3,748	-	$-		-	$137,258
Chief Financial Officer (4)	12/31/2017	$110,000	$1,018	-	$-		-	$111,018

(1)	In 2018, Mr. Ferris was issued 7,500 shares of our Common Stock at an average exercise price of $1.40 per share. The shares are valued at $30,750, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(2)	In 2017, Mr. Ferris was awarded options to purchase 15,000 shares of our Common Stock at an average exercise price of $4.42 per share. The options are valued at $58,309, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(3)	In 2017, Mr. Burlend was awarded options to purchase 11,250 shares of our Common Stock at an average exercise price of $4.42 per share. The options are valued at $43,732, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(4)	Ms. Henry has served as our Chief Financial Officer since August 24, 2017 and has served as our Secretary and Treasurer since October 9, 2017. Formerly, Ms. Henry served as our Controller since October 2016.

Executive Employment Agreements

On April 2, 2012, we entered into three-year Employment Agreements with Messrs. Ferris and Burlend, the executives, that call for base annual salaries of $195,000 and $175,000, respectively, subject to increases based on the cost of living at a minimum. The agreements automatically extend for additional periods of one year. These contracts have been renewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. On January 1, 2018, Messrs. Ferris and Burlend’s annual compensation was $234,282 and $210,253, respectively. The employment agreements entitle the executives to an annual cash bonus determined by our board of directors based on our performance. In addition, the agreements entitle the executives to participate in any stock option or restricted stock plan adopted by our board of directors. The amount of an award under any such plan and the vesting terms shall be as determined by the board. In addition, we are obligated to provide the executives with family medical, dental, vision, disability and life insurance and participation in pension and retirement plans and other compensation plans discussed above.

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

During the years ended December 31, 2018, the Company’s CEO and COO redeemed 30,000 previously awarded options reaching expiration. These redemptions resulted in $101,876 in additional compensation expense.

During the years ended December 31, 2018, the CEO exercised 7,500 previously awarded options for the exercise price of $10,500, resulting in issuance of common stock.

Employee Benefit and Equity Incentive Plans

Stock Options

We periodically issue non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. These awards were suspended as of October 1, 2017. As of December 31, 2018, there were 279,167 options outstanding and 279,167 options exercisable at a weighted exercise price of $2.25 and $2.25, respectively.

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

Profit Sharing

We have a discretionary profit-sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2018 and 2017, the amount charged to operations was fifteen percent (15%) of net profit before bonus expense, excluding one-time impairment loss and income tax benefit from the reversal of the valuation allowance recorded against the deferred tax assets of the Company.

2017 Equity Incentive Plan

On August 23, 2017, our board approved, subject to stockholder approval at the annual meeting of stockholders on October 6, 2017, the 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 1,187,500 shares of our Common Stock will be initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased on January 1, 2018 and will automatically increase each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board.

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

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Ferris	7/2/2012	5,000	-	-	$1.13	7/2/2019
	10/1/2012	5,000	-	-	$1.32	10/1/2019
	1/2/2013	5,000	-	-	$0.98	1/2/2020
	4/1/2013	5,000	-	-	$0.84	4/1/2020
	7/1/2013	5,000	-	-	$0.92	7/1/2020
	10/1/2013	5,000	-	-	$0.90	10/1/2020
	1/2/2014	5,000	-	-	$1.36	1/2/2021
	4/1/2014	5,000	-	-	$1.45	4/1/2021
	7/1/2014	5,000	-	-	$0.98	7/1/2021
	10/1/2014	5,000	-	-	$2.10	10/1/2021
	1/2/2015	5,000	-	-	$2.88	1/2/2022
	4/1/2015	5,000	-	-	$3.19	4/1/2022
	7/1/2015	5,000	-	-	$1.90	7/1/2022
	10/1/2015	5,000	-	-	$1.70	10/1/2022
	1/4/2016	5,000	-	-	$2.80	1/4/2023
	4/1/2016	5,000	-	-	$2.23	4/1/2023
	7/1/2016	5,000	-	-	$4.19	7/1/2023
	10/1/2016	5,000	-	-	$5.88	10/1/2023
	1/1/2017	5,000	-	-	$5.20	1/1/2024
	4/1/2017	5,000	-	-	$4.30	4/1/2024
	7/1/2017	5,000	-	-	$3.76	7/1/2024
Total		105,000

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Matthew D. Burlend	4/1/2012	3,750	-	-	$1.40	4/1/2019
	7/2/2012	3,750	-	-	$1.13	7/2/2019
	10/1/2012	3,750	-	-	$1.32	10/1/2019
	1/2/2013	3,750	-	-	$0.98	1/2/2020
	4/1/2013	3,750	-	-	$0.84	4/1/2020
	7/1/2013	3,750	-	-	$0.92	7/1/2020
	10/1/2013	3,750	-	-	$0.90	10/1/2020
	1/2/2014	3,750	-	-	$1.36	1/2/2021
	4/1/2014	3,750	-	-	$1.45	4/1/2021
	7/1/2014	3,750	-	-	$0.98	7/1/2021
	10/1/2014	3,750	-	-	$2.10	10/1/2021
	1/2/2015	3,750	-	-	$2.88	1/2/2022
	4/1/2015	3,750	-	-	$3.19	4/1/2022
	7/1/2015	3,750	-	-	$1.90	7/1/2022
	10/1/2015	3,750	-	-	$1.70	10/1/2022
	1/4/2016	3,750	-	-	$2.80	1/4/2023
	4/1/2016	3,750	-	-	$2.23	4/1/2023
	7/1/2016	3,750	-	-	$4.19	7/1/2023
	10/1/2016	3,750	-	-	$5.88	10/1/2023
	1/1/2017	3,750	-	-	$5.20	1/1/2024
	4/1/2017	3,750	-	-	$4.30	4/1/2024
	7/1/2017	3,750	-	-	$3.76	7/1/2024
Total		82,500

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our stockholders:
VirTra, Inc. 2017 Equity Incentive Plan	-	$-	1,223,125

Plans not approved by stockholders:
Stock Option Plan(1)	279,167	$2.250	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock at March 28, 2019 for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VirTra, Inc., 7970 S. Kyrene Road, Tempe, AZ 85284. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 7,748,705 shares of our Common Stock outstanding as of March 28, 2019.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 28, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
Robert D. Ferris(1)	452,218	5.8%
Jeffrey D. Brown(2)	47,453	*
Mitchell A. Saltz(3)	29,167	*
James Richardson	-	-
Matthew D. Burlend(4)	82,500	1.1%
Judy A. Henry	-	-
All named executive officers and directors as a group (six persons)	611,338	7.7%

* Represents less than 1%

(1)	The number of shares beneficially owned by Mr. Ferris includes: 347,218 shares of our Common Stock presently outstanding, options to purchase 105,000 shares of our Common Stock at prices ranging from $0.84 to $5.88 and excludes 125,000 shares of our Common Stock held by a custodian for the benefit of his children. Mr. Ferris disclaims beneficial ownership of the 125,000 shares held for the benefit of his children.
(2)	The number of shares beneficially owned by Mr. Brown includes: 4,953 shares of our Common Stock presently outstanding and options to purchase 42,500 shares of our Common Stock at prices ranging from $0.80 to $5.40.
(3)	The number of shares beneficially owned by Mr. Saltz includes: 20,000 shares of our Common Stock presently outstanding and options to purchase 9,167 shares of our Common Stock at per share prices ranging from $3.76 to $5.38.
(4)	The number of shares beneficially owned by Mr. Burlend includes: options to purchase 82,500 shares of our Common Stock at prices ranging from $0.84 to $5.88.

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

On January 16, 2015, we entered into a Co-Venture Agreement with Modern Round and in connection with this agreement we agreed to develop interactive games, skills drills, and advanced training simulation content for Modern Round and license VirTra Technology to Modern Round for a portion of its total revenue, acquired rights to purchase TEC common stock and issued to affiliates of TEC that included Mr. Saltz, warrants to purchase an aggregate of 919,382 shares of our Common Stock at a price of $2.72 per share. Pursuant to our rights to acquire shares of TEC common stock pursuant to this agreement, we acquired 560,000 shares of TEC common stock representing approximately 5.9% of its issued and outstanding common stock. See “Business - Modern Round Co-Venture Agreement.”

Mr. Mitch Saltz, a member of the Company’s Board of Directors, is also Chairman of the Board of Directors and a majority stockholder of TEC. Through the terms of the Co-Venture Agreement, the Company acquired 560,000 shares of TEC common stock representing approximately 5.9% of the issued and outstanding shares of TEC common stock. In addition, TEC paid the Company for license fees (royalties) pursuant to the terms of the Co-Venture Agreement $549,568 and $289,947 for the years ended December 31, 2018 and 2017, respectively.

Effective August 16, 2017, the Company agreed to repurchase warrants held by Mr. Saltz and other affiliates of TEC for an aggregate of purchase price of $773,495. The warrants were assigned to TEC and the proceeds are intended to be used by TEC to fund the development of a second stand-alone Modern Round location under the Co-Venture Agreement. In addition, effective August 16, 2017, the Company and TEC amended the Co-Venture agreement to permit TEC to sublicense portions of our technology to third party operators of stand-alone location-based entertainment companies and revise the royalties for any such sublicenses. See “Business - Modern Round Co-Venture Agreement.”

During the years ended December 31, 2018 and 2017, respectively, the Company issued nil and 41,250 stock options to the CEO, COO and members of the Board of Directors to purchase shares of common stock at a weighted average purchase price of $4.42. All options are exercisable within seven years of grant date.

During the years ended December 31, 2018 and 2017, the Company redeemed 220,523 and 67,500 previously awarded options reaching expiration from related parties, including the Company’s CEO, COO, a Board Director and Executives. These redemptions eliminated the stock options and resulted in a total of $551,682 and $160,050 in additional compensation expense in 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, related parties exercised 10,700 and nil previously awarded options for the exercise price of $10,500 and $0, respectively, resulting in issuance of common stock to the CEO and one member of the Board of Directors.

Mr. Richardson who is a member of our Board of Directors is also acting CEO of Natural Point, Inc., a vendor of the Company. In 2018 and 2017, the Company purchased specialized equipment from Natural Point in the amount of $122,758 and $138,569, respectively. As of December 31, 2018, and 2017, respectively, the Company had a prepaid credit balance outstanding with Natural Point of $1,020 fin each respective year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Friedman LLP and MaloneBailey LLP for the fiscal years ended December 31, 2018 and 2017.

MaloneBailey LLP	2018	2017
Audit Fees	$29,500	$-
Audit-Related Fees	-	-
Tax Fees	5,000	-
All Other Fees	-	-
Total	$34,500	$-

Friedman LLP	2018	2017
Audit Fees	$84,105	$56,435
Audit-Related Fees	-	-
Tax Fees	10,000	10,000
All Other Fees	-	-
Total	$94,105	$66,435

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

Pursuant to the Audit Committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the Audit Committee’s policy, all audit and permissible non-audit services provided by Friedman LLP during the fiscal years ended December 31, 2017 and 2018 were pre-approved by the Audit Committee. Consistent with the Audit Committee’s policy, all audit and permissible non-audit services provided by MaloneBailey LLP during the fiscal year ended December 31, 2018 were pre-approved by the Audit Committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2018, the Audit Committee determined that such services were compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2018 to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as rules of the American Institute of Certified Public Accountants.

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

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1	Lease Agreement dated July 8, 2010 between VirTra Systems, Inc. and DMC Portfolio, LLC, as amended (incorporated by reference to Exhibit 6.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Matt Burlend (incorporated by reference to Exhibit 6.3 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4	Co-Venture Agreement dated January 16, 2015, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.4 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A/A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.5	First Amendment to Co-Venture Agreement dated August 16, 2017, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.5 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.6†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.7†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.8†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.8 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

† Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: April 1, 2019	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 1, 2019.

Name	Title

/s/ Robert D. Ferris	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)
Robert D. Ferris

/s/ Judy A. Henry	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Judy A. Henry

/s/ Matthew D. Burlend	Director, Chief Operating Officer and Vice President
Matthew D. Burlend

/s/ Mitchell A. Saltz	Director
Mitchell A. Saltz

/s/ Jeffrey D. Brown	Director
Jeffrey D. Brown

/s/ James Richardson	Director
James Richardson

