Form 10-Q
period 2019-03-31
VirTra, Inc
filed 2019-05-13
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 13, 2019, the registrant had 7,734,255 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,286,578	$2,500,381
Certificates of deposit	3,290,000	3,490,000
Accounts receivable, net	1,339,245	1,302,010
Interest receivable	22,412	21,385
That’s Eatertainment note receivable, net, related party	301,876	292,138
Trade note receivable, net	30,860	96,282
Inventory, net	1,708,671	1,612,002
Unbilled revenue	1,130,438	689,153
Prepaid expenses and other current assets	812,204	377,520

Total current assets	9,922,284	10,380,871

Long-term assets:
Property and equipment, net	700,296	678,245
Operating lease right-of-use asset	1,604,867	-
Intangible asset, net	158,519	-
Trade note receivable, long-term	61,875	6,843
Security deposits, long-term	339,756	339,756
Other assets, long-term	348,461	292,298
Deferred tax asset, net	2,507,000	2,400,000
Investment in That’s Eatertainment, related party	1,120,000	1,120,000

Total long-term assets	6,840,774	4,837,142

Total assets	$16,763,058	$15,218,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$616,254	$429,949
Accrued compensation and related costs	728,183	613,691
Accrued expenses and other current liabilities	665,997	632,606
Note payable, current	11,250	11,250
Operating lease liability, short-term	262,575	-
Deferred revenue, short-term	2,091,206	1,924,307

Total current liabilities	4,375,465	3,611,803

Long-term liabilities:
Deferred revenue, long-term	963,019	962,356
Deferred rent liability	-	46,523
Operating lease liability, long-term	1,400,987	-

Total long-term liabilities	2,364,006	1,008,879

Total liabilities	6,739,471	4,620,682

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 7,748,705 shares issued and outstanding as of March 31, 2019 and 7,827,651 issued and 7,816,944 shares outstanding as of December 31, 2018	775	783
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; nil shares outstanding as of March 31, 2019 and 10,707 shares outstanding as of December 31, 2018.	-	(37,308)
Additional paid-in capital	13,974,692	14,272,834
Accumulated deficit	(3,951,880)	(3,638,978)

Total stockholders’ equity	10,023,587	10,597,331

Total liabilities and stockholders’ equity	$16,763,058	$15,218,013

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
Net sales	$3,011,701	$3,242,824
That’s Eatertainment royalties/licensing fees, related party	39,637	43,788
Other royalties/licensing fees	-	2,180
Total revenue	3,051,338	3,288,792

Cost of sales	1,250,869	1,026,156

Gross profit	1,800,469	2,262,636

Operating expenses:
General and administrative	1,901,931	2,053,305
Research and development	355,641	367,544

Total operating expense	2,257,572	2,420,849

Loss from operations	(457,103)	(158,213)

Other income (expenses):
Other income	42,282	43,298
Other expense	(5,081)	(66)

Net other income	37,201	43,232

Loss before provision for income taxes	(419,902)	(114,981)

Provision (benefit) for income taxes	(107,000)	(29,194)

Net loss	$(312,902)	$(85,787)

Net loss per common share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic	7,765,624	7,904,307
Diluted	7,765,624	7,904,307

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Treasury stock	-	-	-	-	-	(260,842)	-	(260,842)
Treasury stock cancelled	-	-	(78,946)	(8)	(298,142)	298,150	-	-
Net loss	-	-	-	-	-	-	(312,902)	(312,902)
Balance at March 31, 2019	-	$-	7,748,705	$775	$13,974,692	$-	$(3,951,880)	$10,023,587

For the Three Months Ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,386,177
Net loss	-	-	-	-	-	-	(85,787)	(85,787)
Balance at March 31, 2018	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,542,857)	$10,300,390

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(312,902)	$(85,787)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	141,783	68,619
Deferred taxes	(107,000)	(29,818)
Changes in operating assets and liabilities:
Accounts receivable, net	(37,235)	(194,502)
That’s Eatertainment note receivable, net, related party	(3,652)	-
Trade note receivable, net	4,304	-
Interest receivable	(1,027)	-
Inventory	(96,669)	(361,916)
Unbilled revenue	(441,285)	743,966
Prepaid expenses and other current assets	(434,684)	(143,341)
Other assets	(56,163)	-
Accounts payable and other accrued expenses	334,188	461,062
Payments on operating lease liability	(57,818)	-
Deferred revenue	167,562	(853,618)

Net cash used by operating activities	(900,598)	(395,335)

Cash flows from investing activities:
Purchase of certificates of deposit	(1,880,000)	-
Redemption of certificates of deposit	2,080,000	-
Purchase of intangible asset	(160,000)	-
Purchase of property and equipment	(94,994)	(167,490)
Proceeds from sale of property and equipment	2,631	-

Net cash used in investing activities	(52,363)	(167,490)

Cash flows from financing activities:
Purchase of treasury stock	(260,842)	-

Net cash used in financing activities	(260,842)	-

Net decrease in cash	(1,213,803)	(562,825)
Cash, beginning of period	2,500,381	5,080,445

Cash, end of period	$1,286,578	$4,517,620

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$-	$21,698

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts to notes receivable	-	400,906

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

Basis of Presentation

The condensed financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2019 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2018 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets and intangible assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers.

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the 2019 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Revenue Recognition

The Company adopted Accounting Standards Codification 606, Revenue from Contract with Customer (Topic 606) (“ASC 606”) on January 1, 2018 and the Company elected to use the modified retrospective transition which requires application of ASC 606 to uncompleted contracts at the date of adoption. The adoption of ASC 606 did not have a material impact on the financial statements.

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

	Three Months Ended
	March 31, 2019			March 31, 2018
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$1,932,659	$318,438	$2,251,097	$936,692	$1,552,733	$2,489,425
Extended service-type warranties	480,524	29,950	510,474	424,123	62,386	486,509
Customized software	178,770	-	178,770	137,273	11,940	149,213
Installation and training	71,360	-	71,360	67,457	50,220	117,677
Licensing and royalties	39,637	-	39,637	45,968	-	45,968
Total Revenue	$2,702,950	$348,388	$3,051,338	$1,611,513	$1,677,279	$3,288,792

Customer Deposits

Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $312,354 and $186,450 as of March 31, 2019 and December 31, 2018, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers for the year and the Company’s backlog of open contracts. Customer deposits are considered a deferred liability until completion of the customer’s contract performance obligations. When revenue is recognized, the deposit is applied to the customer’s receivable balance.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, and also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,645,632 and $1,604,637 as of March 31, 2019 and December 31, 2018, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $963,019 and $962,356 as of March 31, 2019 and December 31, 2018, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $200,505 as of March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $510,474 and $486,509, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $133,220 as of March 31, 2019 and December 31, 2018. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date allowing the Company to invoice and recover the retainage.

Licensing and Royalties with Related Party

As discussed further in Note 8. Collaboration Agreement with Related Party, the Company licenses intellectual property to Modern Round, LLC (“MR”), a wholly-owned subsidiary of That’s Eatertainment Corp. (“TEC”), a related party, in exchange for sales-based royalties. Revenues from this agreement are recognized in accordance with the terms of the contract as the sales occur. The Company receives additional immaterial sales-based royalties from strategic partners.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures. Recognition, measurement, and presentation of expenses depends on classification as a finance lease or an operating lease. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods after January 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Refer to Note 6 - Leases.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” Part I of ASU No. 2017-11 applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. ASU No. 2017-11 did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. ASU No. 2018-07 did not have a material impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at March 31, 2019 and December 31, 2018 due to their short maturities. The fair value of the long-term notes receivable approximates its carrying value, using level 3 inputs, at March 31, 2019 and December 31, 2018 based on borrowing rates currently available for loans with similar terms and maturities.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. As of March 31, 2019 and December 31, 2018, the Company maintained an allowance for doubtful accounts of $24,511 and $23,044, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history and the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. As of March 31, 2019 and December 31, 2018, the allowance for uncollectible notes receivable was $266,813.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. As of March 31, 2019 and December 31, 2018, inventory reserves were $105,031.

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

The adoption of ASU 2016-01 requires investments in other companies that do not have readily determinable fair value be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This standard was adopted on January 1, 2018, including all interim reporting periods within the fiscal year. The adoption of ASU 2016-01 did not have a material impact on the financial statements. Upon adoption, the Company has elected to utilize the cost minus impairment approach because the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 8. Collaboration Agreement with Related Party.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment loss. Management regularly assesses the classification of its investments.

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

Intangible assets

Intangible assets at March 31, 2019 are comprised of various patents. We compute amortization expense on the intangible assets using the straight-line method over the estimate remaining useful lives of 18 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold does not include depreciation of fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $119,403 and $139,381 for the three months ended March 31, 2019 and 2018, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $355,641 and $367,544 for the three months ended March 31, 2019 and 2018, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 10.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $1,138,137 and $2,014,987 as of March 31, 2019 and December 31, 2018, respectively.

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

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended March 31, 2019, one federal agency comprised 12% of total net sales. By comparison, for the three months ended March 31, 2018, one federal agency comprised 15%, and one commercial customer comprised 41% of total net sales, respectively.

As of March 31, 2019, one federal agency comprised 40% and one state agency comprised 14% of total accounts receivables. By comparison, as of December 31, 2018, one federal agency comprised 26% and one state agency comprised 20% of total accounts receivables.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was needed as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at March 31, 2019 and December 31, 2018.

The Company is potentially subject to tax audits for its United States federal and Arizona, California, Florida, Georgia, Hawaii, Illinois, Massachusetts, Maryland, Michigan, North Dakota, New Hampshire, New Jersey, New York, Ohio, Idaho, South Carolina, Tennessee, Texas, Virginia, Washington, and West Virginia state income and excise tax returns for tax years between 2014 and 2019; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets and Intangible Assets

Long lived assets, such as equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At March 31, 2019 and December 31, 2018, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the three months ended March 31, 2019 and 2018.

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

New Accounting Pronouncements

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

Note 2. Notes Receivable

An unsecured promissory note was executed on March 23, 2018 by a customer converting its past-due trade receivable from the sale of goods and services in the amount of $400,906. This unsecured promissory note is due in full on or before February 2020. The note bears interest at the rate of ten percent (10%) per annum and requires installment payments of $20,000 principal and interest. Payments are due monthly and include late fees. The principal and accrued interest due as of March 31, 2019 and December 31, 2018 was $369,286 and $374,034, respectively. At March 31, 2019 and December 31, 2018, the Company recorded an allowance against the note receivable balance in the amount of $266,813. The current portion of the remaining note receivable, net of allowance, collectible in one year or less was $40,598. The remaining portion of the note, classified as long-term was $61,875.

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party, in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. The note principal and accrued interest due as of March 31, 2019 and December 31, 2018 was $301,876 and $298,224, respectively. No reserve for collectability has been recorded as of March 31, 2019 and December 31, 2018. See Note 8.

Note 3. Inventory

Inventory consisted of the following as of:

	March 31, 2019	December 31, 2018
Raw materials and work in process	$1,813,702	$1,717,033
Reserve	(105,031)	(105,031)

Total inventory, net	$1,708,671	$1,612,002

During 2018, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $348,461 and $292,298 of spare parts as Other Assets, long-term on the Balance Sheet at March 31, 2019 and December 31, 2018, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2019	December 31, 2018
Computer equipment	$1,070,372	$1,054,004
Furniture and office equipment	212,347	207,921
Machinery and equipment	1,091,228	1,021,188
Leasehold improvements	324,313	324,313

Total property and equipment	2,698,260	2,607,426
Less: Accumulated depreciation	(1,997,964)	(1,929,181)

Property and equipment, net	$700,296	$678,245

Depreciation expense was $70,312 and $68,619 for the three months ended March 31, 2019 and 2018, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	March 31, 2019	December 31, 2018
Patents	$160,000	$-

Total intangible asset	160,000	-
Less: Accumulated amortization	(1,481)	-

Intangible asset, net	$158,519	$-

Amortization expense was $1,481 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Note 6. Leases

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, we lease approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284 through March 2019. In April 2019 the Company relocated the machine shop from the Fifth St. location to 7910 South Kyrene Road, within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 2024. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

In addition to base rent, the Company’s lease generally provides for additional payments for other charges, such as rental tax. The lease includes fixed rent escalations. The Company’s lease does not include an option to renew.

The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right of use assets, net, operating lease liability – short term, and operating lease liability – long-term on its condensed balance sheet.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 4.5%. Significant judgement is required when determining the Company’s incremental borrowing rate. The Company uses the implicit rate when readily determinable. Lease expense for lease payments are recognized on a straight-line basis over the lease term.

Effective January 1, 2019, the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $1,721,380 and derecognized $46,523 deferred rent for an adjusted operating lease right-of-use asset in the net amount of $1,674,857.

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	March 31, 2019
Assets
Operating lease right-of-use assets, beginning balance	$1,674,857
Current period amortization	(69,990)
Total operating lease right-of-use asset	$1,604,867
Liabilities
Current
Operating lease liability, short term	$262,575
Non-current
Operating lease liability, long term	1,400,987
Total lease liabilities	$1,663,562

Future minimum lease payments as of March 31, 2019 under non-cancelable operating leases are as follows:

2019	$244,858
2020	357,452
2021	398,955
2022	411,849
2023	359,703
Thereafter	98,364
Total lease payments	1,871,181
Less: imputed interest	(207,619)
Operating lease liability	$1,663,562

The Company had a deferred rent liability of $0 and $46,523 as of March 31, 2019 and December 31, 2018, respectively, relative to the increasing future minimum lease payments. Rent expense for the three months ended March 31, 2019 and 2018 was $89,139 and $87,345, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	March 31, 2019	December 31, 2018

Salaries and wages payable	$357,651	$147,677
401(k) contributions payable	15,635	8,232
Accrued paid time off	248,891	265,962
Profit sharing payable	106,006	191,820

Total accrued compensation and related costs	$728,183	$613,691

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2019	December 31, 2018

Manufacturer’s warranties	$200,505	$200,505
Warranties-other	189,983	189,983
Loss contingencies	76,250	40,000
Taxes payable	199,259	202,118

Total accrued expenses and other current liabilities	$665,997	$632,606

Note 8. Collaboration Agreement with Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, LLC (“MR”), a wholly-owned subsidiary of TEC, a related party. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, Modern Round effected a 1 for 12,000 reverse stock split, followed by a 2,000 for 1 forward stock split completed in November 2018. As a result, the Company holds, as of March 31, 2019 and December 31, 2018, 560,000 shares of TEC common stock representing approximately 5.9% of the issued and outstanding common shares of TEC. The Company recorded its investment at cost minus impairment as of March 31, 2019 and December 31, 2018, at $1,120,000.

On July 23, 2018, the Company entered into the second amendment to the Co-Venture Agreement with TEC to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and promissory note payment; (iii) clarify the exclusivity provisions of the Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities. For the three months ended March 31, 2019 and 2018, respectively, the Company recognized license fee income (royalties) from TEC of $39,637 and $43,788.

In addition, at March 31, 2019, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1 for 12,000 reverse stock split and the 2,000 for 1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 9. Related Party Transactions

Mr. Saltz, who is a member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as, a majority stockholder of TEC. The Company has entered into a Co-venture Agreement with TEC as disclosed in Note 8. In addition, the Company owns 560,000 shares of TEC common stock representing approximately 5.9% of the issued and outstanding shares of TEC common stock. The Company recognized $39,637 and $43,788 for license fees (royalties) for the three months ended March 31, 2019 and 2018, respectively, pursuant to the terms of the Co-Venture Agreement. As of March 31, 2019 and December 31, 2018, TEC had accounts receivable balances outstanding of $14,190 and $16,743, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc., a vendor of the Company. For the three months ended March 31, 2019 and 2018, the Company purchased specialized equipment from Natural Point in the amount of $38,352 and $52,328, respectively. As of March 31, 2019, the Company had accounts payable balance outstanding with Natural Point of $2,467, and as of December 31, 2018, the Company had a prepaid balance outstanding with Natural Point of $1,020.

Note 10. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June 2018, the Company has initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer has raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. Management believes that the declaratory judgment action will not have a material adverse effect on our results of operations and the Company will vigorously defend against any allegations raised by the former customer. The Company has established a probable and estimated loss contingency of $76,250 and $40,000 as of March 31, 2019 and December 31, 2018, respectively (also see Note 12 Subsequent Events).

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that call for base annual salaries of $195,000 and $175,000, respectively, subject to cost of living adjustments, and contain automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of company profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in April and October of the following year after the completion of the annual financial audit. For the three months ended March 31, 2019 and 2018, the amount charged to operations was $0 due to net loss in the respective periods.

Note 11. Stockholders’ Equity

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

Rights and Preferences. Voting Rights. Except as otherwise required by the Nevada Revised Statues or as provided by or pursuant to the provisions of the Articles of Incorporation:

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

Stock Repurchase

On October 25, 2016 the Company’s Board of Directors authorized the repurchase of up to $1,000,000 of its common stock under the U.S. Securities and Exchange Commission (“SEC”) rule 10b-18. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan.

Treasury Stock

During the three months ended March 31, 2019, the Company purchased 68,239 additional treasury shares at an average cost of $3.82 per share. As of December 31, 2018, the Company held 10,707 treasury shares at an average cost of $3.48 per share. As of March 31, 2019, all 78,946 treasury shares outstanding had been cancelled and returned to shares authorized.

Non-qualified Stock Options

The Company has periodically issued non-qualified stock options to key employees, officers and directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. Upon the exercise of these options, the Company expects to issue new authorized shares of its common stock. The following table summarizes all non-qualified stock options as of:

	March 31, 2019		March 31, 2018
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	279,167	$2.34	531,667	$1.80
Granted	-	-	-	-
Redeemed	-	-	-	-
Exercised	-	-	-	-
Expired / terminated	-	-	-	-
Options outstanding, end of quarter	279,167	$2.34	531,667	$1.80
Options exercisable, end of quarter	279,167	$2.34	521,667	$1.82

The Company did not have any non-vested stock options outstanding as of March 31, 2019. There were 10,000 non-vested stock options as of March 31, 2018 that vested in October 2018. The weighted average contractual term for options outstanding and exercisable at March 31, 2019 and 2018 was 7 years.

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

A total of 1,187,500 shares of our common stock was initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased on January 1, 2018, and will increase each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board.

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

As of March 31, 2019 and December 31, 2018, there were no options issued under this plan.

Note 12. Subsequent Events

In April, 2019, the Company entered into settlement discussions with a former customer pertaining to ongoing legal proceedings (see Note 10 General or Threatened Litigation). On April 30, 2019 the Company’s settlement offer of $76,250 was verbally accepted and a formal settlement agreement is in process. The agreement does not constitute an admission of any unlawful conduct or wrongdoing. The Company had established a probable and estimated loss contingency of $40,000 as of December 31, 2018. The Company accrued the full amount of the settlement liability as of March 31, 2019.

In April, 2019, the Company purchased 14,450 shares of treasury stock at an average cost of $3.97 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.

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

We also are engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience.

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 lanes of individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 9 lanes of individual firing lanes.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	V-VICTA™ Virtual Interactive Coursework Training Academy – enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	V-Author™ Software – allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil – a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training

Results of operations for the three months ended March 31, 2019 and March 31, 2018

Revenues. Revenues were $3,051,338 for the three months ended March 31, 2019 compared to $3,288,792 for the same period in 2018, a decrease of $237,454, or 7%, due to decreases in recognized revenue of simulator sales and accessories, partially offset by increases in recurring extended warranty and other revenues.

Cost of Sales. Cost of sales were $1,250,869 for the three months ended March 31, 2019 compared to $1,026,156 for the same period in 2018, an increase of $224,713, or 22%, primarily due to increased direct material costs resulting from the type and quantity of systems sold. The cost of sales on a dollar basis varies from quarter-to-quarter primarily due to sales volume and product mix but tends to remain consistent as a percentage of total revenue, when compared annually.

Gross Profit. Gross profit was $1,800,469 for the three months ended March 31, 2019 compared to $2,262,636 for the same period in 2018, a decrease of $462,167, or 20%. The gross profit margin was 56.3% for the three months ended March 31, 2019 and 68.7% for the same period in 2018. The decrease in gross profit was primarily due to differences in the customer-type, product mix and quantity of systems, accessories and services sold.

Operating Expenses. Net operating expense was $2,257,572 for the three months ended March 31, 2019 compared to $2,420,849 for the same period in 2018, a decrease of $163,277, or 7%. The decrease was due to reduced SG&A costs for labor, benefits, professional services, public company expense, R&D expenditures, and bad debt expense.

Operating Loss. Operating loss was $457,103 for the three months ended March 31, 2019 compared to $158,213 for the same period in 2018, an increase of $298,890, or 189%, resulting from decreased sales, increased cost of sales and increased operating expenses.

Provision for Income Tax Benefit. Provision for income tax benefit was $107,000 for the three months ended March 31, 2019 compared to $29,194 for the same period in 2018, an increase of $77,806, or 267%. The increase resulted from the federal tax rate being applied to the increased net operating loss, resulting in additional deferred tax asset.

Other Income. Other income net of other expense was $37,201 for the three months ended March 31, 2019 as compared to $43,232 for the same period in 2018, a decrease of $6,031, or 14%, resulting from a decrease in non-recurring miscellaneous income offset by a similar increase in interest income.

Net Loss. Net loss was $312,902 for the three months ended March 31, 2019 compared to $85,787 for the same period in 2018, an increase of $227,115, or 265%, related to each respective section discussed above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization. Explanation and Use of Non-GAAP Financial Measures:

Earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. Adjusted EBITDA should not be considered as an alternative for net (loss) income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. A reconciliation of net loss to adjusted EBITDA is provided in the following table:

	Three Months Ended
	March 31,	March 31,	Increase	%
	2019	2018	(Decrease)	Change

Net loss	$(312,902)	$(85,787)	$(227,115)	265%
Adjustments:
Depreciation and amortization	141,783	68,619	73,164	107%
Provision for income tax benefit	(107,000)	(29,194)	(77,806)	267%

Adjusted EBITDA	$(278,119)	$(46,362)	$(231,757)	500%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $1,286,578 and $2,500,381 cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively. The Company also held certificates of deposits with maturities of less than six months, which are recorded as short-term investments, totaling $3,290,000 and $3,490,000 as of March 31, 2019 and December 31, 2018, respectively. Working capital was $5,546,819 and $6,769,068 as of March 31, 2019 and December 31, 2018, respectively.

Net cash used by operating activities was $900,598 and $395,335 for the three months ended March 31, 2019 and 2018, respectively, resulting from an increase in net loss partially offset by changes in working capital.

Net cash used in investing activities was $52,363 and $167,490 for the three months ended March 31, 2019 and 2018, respectively. Investing activities in 2019 consisted of purchases and redemptions of certificates of deposits, purchase of intangible asset, purchases and sales of property and equipment, compared to investing activities in 2018 consisted entirely of purchases of property and equipment.

Net cash used in financing activities was $260,842 and $0 for the three months ended March 31, 2019 and 2018, respectively. Financing activities in 2019 consisted of repurchases of treasury stock.

Backlog

The Company defines backlog as the accumulation of bookings for product and services from contracts that have been signed but remain undelivered, or for which delivery is scheduled in a future quarter, resulting in revenues that have not been earned and will be realized in a future period. Backlog also includes extended warranty agreements that will generally be realized as revenue on a straight-line basis over the term of the agreement.

The Company received new signed bookings totaling $5.3 million for the three months ended March 31, 2019, and ended the quarter with backlog of approximately $9.0 million. For the three months ended March 31, 2018, the Company received booking totaling $8.6 million and ended the quarter with a backlog of approximately $8.3 million.

Management estimates the majority of the new bookings received in the first quarter of 2019 will be converted to revenue in 2019. Management’s estimates on the conversion of backlog are based on current contract delivery dates but contract terms and conditions are subject to modification and are routinely changed at the request of the customer.

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating the company and maintaining our current business strategy for more than 12 months from the filing of this Annual Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to expand our product and services offered, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2019.

Recent Accounting Pronouncements

See Note 1 to our condensed financial statements, included in Part I, Item 1., Financial Information of this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting contained in our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 and Note 12 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this quarterly report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s annual report on Form 10-K for the year ended December 31, 2018.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: May 13, 2019	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

