Form 10-Q
period 2019-06-30
VirTra, Inc
filed 2019-08-13
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, the registrant had 7,745,030 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,393,701	$2,500,381
Certificates of deposit	1,880,000	3,490,000
Accounts receivable, net	2,066,428	1,302,010
Interest receivable	24,295	21,385
That’s Eatertainment note receivable, net, related party	-	292,138
Trade note receivable, net	-	96,282
Inventory, net	2,513,878	1,612,002
Unbilled revenue	1,044,691	689,153
Prepaid expenses and other current assets	592,358	377,520

Total current assets	9,515,351	10,380,871

Long-term assets:
Property and equipment, net	844,027	678,245
Operating lease right-of-use asset	1,534,225	-
Intangible assets, net	156,296	-
That’s Eatertainment note receivable, long-term, related party	292,138	-
Trade note receivable, long term	-	6,843
Security deposits, long-term	19,712	339,756
Other assets, long-term	372,566	292,298
Deferred tax asset, net	2,729,000	2,400,000
Investment in That’s Eatertainment, related party	1,120,000	1,120,000

Total long-term assets	7,067,964	4,837,142

Total assets	$16,583,315	$15,218,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$814,518	$429,949
Accrued compensation and related costs	544,249	613,691
Accrued expenses and other current liabilities	399,122	632,606
Note payable, current	11,250	11,250
Operating lease liability, short-term	278,628	-
Deferred revenue, short-term	2,687,110	1,924,307

Total current liabilities	4,734,877	3,611,803

Long-term liabilities:
Deferred revenue, long-term	1,188,196	962,356
Deferred rent liability	-	46,523
Operating lease liability, long-term	1,326,464	-

Total long-term liabilities	2,514,660	1,008,879

Total liabilities	7,249,537	4,620,682

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 7,739,255 shares issued and outstanding as of June 30, 2019 and 7,827,651 issued and 7,816,944 shares outstanding as of December 31, 2018	774	783
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; nil shares outstanding as of June 30, 2019 and 10,707 shares outstanding as of December 31, 2018	-	(37,308)
Additional paid-in capital	13,918,615	14,272,834
Accumulated deficit	(4,585,611)	(3,638,978)

Total stockholders’ equity	9,333,778	10,597,331

Total liabilities and stockholders’ equity	$16,583,315	$15,218,013

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Net sales	$3,002,381	$8,278,579	$6,014,082	$11,521,402
That’s Eatertainment royalties/licensing fees, related party	32,795	427,433	72,432	473,401
Other royalties/licensing fees	19,137	2,180	19,137	2,180
Total revenue	3,054,313	8,708,192	6,105,651	11,996,983

Cost of sales	1,539,267	2,964,997	2,790,136	3,991,152

Gross profit	1,515,046	5,743,195	3,315,515	8,005,831

Operating expenses:
General and administrative	2,044,860	2,480,851	3,946,791	4,534,156
Research and development	353,665	305,738	709,306	673,282

Net operating expense	2,398,525	2,786,589	4,656,097	5,207,438

(Loss) income from operations	(883,479)	2,956,606	(1,340,582)	2,798,393

Other income (expense)
Other income	33,449	22,177	75,732	65,475
Other expense	(949)	(905)	(6,031)	(971)

Net other income	32,500	21,272	69,701	64,504

(Loss) income before provision for income taxes	(850,979)	2,977,878	(1,270,881)	2,862,897

(Benefit) provision for income taxes	(217,248)	864,941	(324,248)	835,747

Net (loss) income	$(633,731)	$2,112,937	$(946,633)	$2,027,150

Net (loss) income per common share:
Basic	$(0.08)	$0.27	$(0.12)	$0.26
Diluted	$(0.08)	$0.26	$(0.12)	$0.25

Weighted average shares outstanding:
Basic	7,735,303	7,907,390	7,750,370	7,905,849
Diluted	7,735,303	8,255,299	7,750,370	8,251,640

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total

Balance at March 31, 2019	-	$-	7,748,705	$775	$13,974,692	$-	$(3,951,880)	$10,023,587
Treasury stock	-	-	-	-	-	(57,362)	-	(57,362)
Treasury stock cancelled	-	-	(14,450)	(2)	(57,360)	57,362	-	-
Stock options exercised	-	-	5,000	1	5,650	-	-	5,651
Stock options repurchased	-	-	-	-	(4,367)	-	-	(4,367)
Net loss	-	-	-	-	-	-	(633,731)	(633,731)
Balance at June 30, 2019	-	$-	7,739,255	$774	$13,918,615	$-	$(4,585,611)	$9,333,778

	For the Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Treasury stock	-	-	-	-	-	(318,204)	-	(318,204)
Treasury stock cancelled	-	-	(93,396)	(10)	(355,502)	355,512	-	-
Stock options exercised	-	-	5,000	1	5,650	-	-	5,651
Stock options repurchased	-	-	-	-	(4,367)	-	-	(4,367)
Net loss	-	-	-	-	-	-	(946,633)	(946,633)
Balance at June 30, 2019	-	$-	7,739,255	$774	$13,918,615	$-	$(4,585,611)	$9,333,778

	For the Three Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total

Balance at March 31, 2018	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,542,857)	$10,300,390
Stock options exercised	-	-	7,500	1	10,499	-	-	10,500
Stock options repurchased	-	-	-	-	(32,000)	-	-	(32,000)
Stock based compensation	-	-	-	-	4,860	-	-	4,860
Net income	-	-	-	-	-	-	2,112,937	2,112,937
Balance at June 30, 2018	-	$-	7,935,274	$794	$14,937,922	$(112,109)	$(2,429,920)	$12,396,687

	For the Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,386,177
Stock options exercised	-	-	7,500	1	10,499	-	-	10,500
Stock options repurchased	-	-	-	-	(32,000)	-	-	(32,000)
Stock based compensation	-	-	-	-	4,860	-	-	4,860
Net income	-	-	-	-	-	-	2,027,150	2,027,150
Balance at June 30, 2018	-	$-	7,935,274	$794	$14,937,922	$(112,109)	$(2,429,920)	$12,396,687

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net (loss) income	$(946,633)	$2,027,150
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	285,844	143,206
Deferred taxes	(329,000)	824,182
Impairment of Investment in That’s Eatertainment, related party	-	134,140
Stock compensation	-	4,860
Reserve for note receivable	102,474	-
Changes in operating assets and liabilities:
Accounts receivable, net	(764,418)	(3,412,430)
Trade note receivable, net	651	-
Interest receivable	(2,910)	-
Inventory	(901,876)	(80,650)
Unbilled revenue	(355,538)	922,730
Prepaid expenses and other current assets	(214,838)	(141,378)
Other assets	(80,268)	-
Security deposits, long-term	320,044	-
Accounts payable and other accrued expenses	81,643	787,124
Payments on operating lease liability	(116,288)	-
Deferred revenue	988,643	(1,081,018)

Net cash (used in) provided by operating activities	(1,932,470)	127,916

Cash flows from investing activities:
Purchase of certificates of deposit	(1,880,000)	-
Redemption of certificates of deposit	3,490,000	-
Purchase of intangible asset	(160,000)	-
Purchase of property and equipment	(309,921)	(287,773)
Proceeds from sale of property and equipment	2,631	-

Net cash provided by (used in) investing activities	1,142,710	(287,773)

Cash flows from financing activities:
Repurchase of stock options	(4,367)	(32,000)
Stock options exercised	5,651	10,500
Purchase of treasury stock	(318,204)	-

Net cash used in financing activities	(316,920)	(21,500)

Net decrease in cash	(1,106,680)	(181,357)
Cash, beginning of period	2,500,381	5,080,445

Cash, end of period	$1,393,701	$4,899,088

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$4,752	$96,574

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts to note receivable	-	693,044
Conversion of That’s Eatertainment note receivable to long term, related party	292,138	-

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Significant Accounting Policies

Organization and Business Operations

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” or “our”), located in Tempe, Arizona, is a global provider of judgmental use of force training simulators, firearms training simulators and driving simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly-effective virtual reality and simulator technology. The Company sells its products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra, Inc., a Nevada corporation.

Effective March 2, 2018, the Company effected a 1-for-2 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report refer to the number of shares of common stock after giving effect to the Reverse Stock Split.

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

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2019 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2018 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer (Topic 606) (“ASC 606”) on January 1, 2018 and the Company elected to use the modified retrospective transition method which requires application of ASC 606 to uncompleted contracts at the date of adoption. The adoption of ASC 606 did not have a material impact on the financial statements.

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

Performance Obligation	Method of Recognition

Simulator and accessories	Upon transfer of control

Installation and training	Upon completion or over the period of services being rendered

Extended service-type warranty	Deferred and recognized over the life of the extended warranty

Customized software and content	Upon transfer of control or over the period services are performed depending on the terms of the contract

Sales-based royalty exchanged for license of intellectual property	Recognized as the performance obligation is satisfied over time – which is as the sales occur.

The Company recognizes revenue upon transfer of control or upon completion of the services for the simulator and accessories; for the installation and training and customized software performance obligations as the customer has the right and ability to direct the use of these products and services and the customer obtains substantially all of the remaining benefit from these products and services at that time. Revenue from certain customized content contracts may be recognized over the period the services are performed based on the terms of the contract. For the sales-based royalty exchanged for license of intellectual property, the Company recognized revenue as the sales occur over time.

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

	Three Months Ended
	June 30, 2019			June 30, 2018
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$1,550,317	$132,098	$1,682,415	$6,950,268	$399,473	$7,349,741
Extended service-type warranties	498,194	50,437	548,631	481,451	52,700	534,151
Customized software & content	484,421	-	484,421	274,497	-	274,497
Installation and training	276,414	10,500	286,914	87,894	32,296	120,190
Licensing and royalties	51,932	-	51,932	429,613	-	429,613
Total Revenue	$2,861,278	$193,035	$3,054,313	$8,223,723	$484,469	$8,708,192

	Six Months Ended
	June 30, 2019			June 30, 2018
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$3,477,642	$450,536	$3,928,178	$7,922,271	$1,952,207	$9,874,478
Extended service-type warranties	978,717	80,387	1,059,104	908,136	115,085	1,023,221
Customized software & content	660,484	-	660,484	388,444	11,940	400,384
Installation and training	355,816	10,500	366,316	140,804	82,515	223,319
Licensing and royalties	91,569	-	91,569	475,581	-	475,581
Total Revenue	$5,564,228	$541,423	$6,105,651	$9,835,236	$2,161,747	$11,996,983

Customer Deposits

Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $827,475 and $186,450 as of June 30, 2019 and December 31, 2018, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. Customer deposits are considered a deferred liability until completion of the customer’s contract performance obligations. When revenue is recognized, the deposit is applied to the customer’s receivable balance.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,726,415 and $1,604,637 as of June 30, 2019 and December 31, 2018, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,188,196 and $962,356 as of June 30, 2019 and December 31, 2018, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $185,017 and $200,505 as of June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019 and 2018, the Company recognized revenue of $548,631 and $534,151, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $1,059,104 and $1,023,221, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $133,220 as of June 30, 2019 and December 31, 2018. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date allowing the Company to invoice and be paid the retainage.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures. Recognition, measurement, and presentation of expenses depends on classification as a finance lease or an operating lease. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods after January 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Refer to Note 6 - Leases.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. ASU No. 2018-07 did not have a material impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at June 30, 2019 and December 31, 2018 due to their short maturities. The fair value of the long-term notes receivable approximates its carrying value, using level 3 inputs, at June 30, 2019 and December 31, 2018 based on borrowing rates currently available for loans with similar terms and maturities.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. As of June 30, 2019 and December 31, 2018, the Company maintained an allowance for doubtful accounts of $25,413 and $23,044, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history and the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. As of June 30, 2019 and December 31, 2018, the allowance for uncollectible notes receivable was $369,286 and $266,813, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. As of June 30, 2019 and December 31, 2018, inventory reserves were $105,031.

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

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the three and six months ended June 30, 2019, the Company did not recognize any impairment loss. During the three and six months ended June 30, 2018, the Company recognized an impairment loss of $134,140. Management regularly assesses the classification of its investments.

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

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Machinery and equipment	5-7 years
STEP equipment	5 years
Leasehold improvements	7 years

Intangible Assets

Intangible assets at June 30, 2019 are comprised of various patents. We compute amortization expense on the intangible assets using the straight-line method over the estimate remaining useful lives of 18 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold does not include depreciation of fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $150,977 and $160,643 for the three months ended June 30, 2019 and 2018, respectively. Advertising expense was $270,380 and $300,025 for the six months ended June 30, 2019 and 2018, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $353,665 and $305,738 for the three months ended June 30, 2019 and 2018, respectively. Research and development costs were $709,306 and $673,282 for the six months ended June 30, 2019 and 2018, respectively

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 10.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $1,119,590 and $2,014,987 as of June 30, 2019 and December 31, 2018, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

The Company’s notes receivable are due from one trade customer and one related party, both are unsecured. Management performs ongoing evaluations of the collectability of its notes receivable and maintains an allowance for estimated losses.

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended June 30, 2019, two federal agencies comprised 32% of total net sales and one tribal government comprised 10% of total net sales. By comparison, for the three months ended June 30, 2018, one federal agency comprised 53% of total net sales. For the six months ended June 30, 2019, two federal agencies comprised 25% of total net sales. By comparison, for the six months ended June 30, 2018, one federal agency comprised 39% of total net sales and one commercial customer comprised 11% of total net sales.

As of June 30, 2019, three federal agencies comprised 55% of total accounts receivables and one state agency comprised 11% of total accounts receivables. By comparison, as of December 31, 2018, one federal agency comprised 26% of total accounts receivables and one state agency comprised 20% of total accounts receivables.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was needed as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at June 30, 2019 and December 31, 2018.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2014 and 2019; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets and Intangible Assets

Long lived assets, such as equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At June 30, 2019 and December 31, 2018, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the three and six months ended June 30, 2019 and 2018.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 and the subsequent amendments are effective for us on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is assessing what effect the provisions of 2016-13 and the subsequent amendments will have on the financial statements.

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

Note 2. Notes Receivable

An unsecured promissory note was executed on March 23, 2018 by a customer converting its past-due trade receivable from the sale of goods and services in the amount of $400,906. This unsecured promissory note is due in full on or before February 2020. The note bears interest at the rate of ten percent (10%) per annum and requires installment payments of $20,000 principal and interest. Payments are due monthly and include late fees. The principal and accrued interest due as of June 30, 2019 and December 31, 2018 was $369,286 and $374,034, respectively. The note is currently in default, repayment has been demanded and the Company is pursuing legal remedy, see Note 10. Based on collection history, interest accrual has been suspended as of the last payment received in February 2019. At June 30, 2019 and December 31, 2018, the Company recorded an allowance against the note receivable balance in the amount of $369,286 and $266,813, respectively.

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party, in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. The note principal and accrued interest due as of June 30, 2019 and December 31, 2018 was $305,528 and $298,224, respectively. No reserve for collectability has been recorded as of June 30, 2019 and December 31, 2018. The notes maturity date was extended in July 2019, all other terms remain unchanged, see Note 8 and Note 12.

Note 3. Inventory

Inventory consisted of the following as of:

	June 30, 2019	December 31, 2018
Raw materials and work in process	$2,618,909	$1,717,033
Reserve	(105,031)	(105,031)

Total inventory, net	$2,513,878	$1,612,002

During 2018, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $372,566 and $292,298 of spare parts as Other Assets, long-term on the Balance Sheet at June 30, 2019 and December 31, 2018, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2019	December 31, 2018
Computer equipment	$1,116,553	$1,054,004
Furniture and office equipment	219,399	207,921
Machinery and equipment	1,091,228	1,021,188
STEP equipment	161,695	-
Leasehold improvements	324,313	324,313

Total property and equipment	2,913,188	2,607,426
Less: Accumulated depreciation	(2,069,161)	(1,929,181)

Property and equipment, net	$844,027	$678,245

Depreciation expense was $71,197 and $74,587 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $141,509 and $143,206 for the six months ended June 30, 2019 and 2018, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	June 30, 2019	December 31, 2018
Patents	$160,000	$-

Total intangible asset	160,000	-
Less: Accumulated amortization	(3,704)	-

Intangible asset, net	$156,296	$-

Amortization expense was $2,223 and $0 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $3,704 and $0 for the six months ended June 30, 2019 and 2018, respectively.

Note 6. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the Fifth St. location to 7910 South Kyrene Road, located within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 2024. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

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

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	June 30, 2019
Assets
Operating lease right-of-use assets, January 1, 2019	$1,674,857
Amortization for the six months ended June 30, 2019	(140,632)
Total operating lease right-of-use asset, June 30, 2019	$1,534,225
Liabilities
Current
Operating lease liability, short term	$278,628
Non-current
Operating lease liability, long term	1,326,464
Total lease liabilities	$1,605,092

Future minimum lease payments as of June 30, 2019 under non-cancelable operating leases are as follows:

2019	$167,891
2020	357,452
2021	368,060
2022	379,097
2023	390,562
Thereafter	131,152
Total lease payments	1,794,214
Less: imputed interest	(189,122)
Operating lease liability	$1,605,092

The Company had a deferred rent liability of $0 and $46,523 as of June 30, 2019 and December 31, 2018, respectively, relative to the increasing future minimum lease payments. Rent expense for the three months ended June 30, 2019 and 2018 was $76,967 and $125,491, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $165,934 and $125,491, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	June 30, 2019	December 31, 2018

Salaries and wages payable	$146,787	$147,677
401(k) contributions payable	3	8,232
Accrued paid time off	291,453	265,962
Profit sharing payable	106,006	191,820

Total accrued compensation and related costs	$544,249	$613,691

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2019	December 31, 2018

Manufacturer’s warranties	$185,017	$200,505
Warranties-other	189,983	189,983
Loss contingencies	-	40,000
Taxes payable	24,122	202,118

Total accrued expenses and other current liabilities	$399,122	$632,606

Note 8. Collaboration Agreement with Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with MR, a wholly-owned subsidiary of TEC, a related party. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds, as of June 30, 2019 and December 31, 2018, 560,000 shares of TEC common stock representing approximately 5.8% of the issued and outstanding common shares of TEC. The Company recorded its investment at cost minus impairment as of June 30, 2019 and December 31, 2018, at $1,120,000.

On July 23, 2018, the Company entered into the second amendment to the Co-Venture Agreement with TEC to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and promissory note payment; (iii) clarify the exclusivity provisions of the Co-Venture Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities. For the three months ended June 30, 2019 and 2018, respectively, the Company recognized license fee income (royalties) from TEC of $32,795 and $35,580.

In addition, as of June 30, 2019, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1-for-12,000 reverse stock split and the 2,000-for-1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 9. Related Party Transactions

Mr. Saltz, who is a member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as a majority stockholder of TEC. The Company has entered into a Co-Venture Agreement with TEC as disclosed in Note 8. In addition, the Company owns 560,000 shares of TEC common stock representing approximately 5.8% of the issued and outstanding shares of TEC common stock. The Company recognized $32,795 and $427,433 for license fees (royalties) for the three months ended June 30, 2019 and 2018, respectively, pursuant to the terms of the Co-Venture Agreement. The Company recognized $72,432 and $473,401 for license fees (royalties) for the six months ended June 30, 2019 and 2018, respectively, pursuant to the terms of the Co-Venture Agreement. As of June 30, 2019 and December 31, 2018, TEC had accounts receivable balances outstanding of $22,464 and $16,743, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc. (“Natural Point”), a vendor of the Company. For the three months ended June 30, 2019 and 2018, the Company purchased specialized equipment from Natural Point in the amount of $17,733 and $34,865, respectively. For the six months ended June 30, 2019 and 2018, the Company purchased specialized equipment from Natural Point in the amount of $56,084 and $87193, respectively. As of June 30, 2019 and December 31, 2018, the Company had a prepaid balance outstanding with Natural Point of $1,020.

Note 10. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June 2018, the Company initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer had raised allegations of breach of contract and breach of warranty and the Company seeks relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. In May 2019, the Company entered into settlement agreement of $76,250. The agreement does not constitute an admission of any unlawful conduct or wrongdoing. The Company had established a probable and estimated loss contingency of $40,000 as of December 31, 2018 and had accrued the full loss contingency of $76,250 as of March 31, 2019. The full amount of the settlement has been paid at June 30, 2019.

The Company evaluated its collection history related to its trade note receivable and determined the note was in default and in accordance with the terms of the note, accelerated its payment demand. The Company filed a verified complaint in the Superior Court of Arizona for the outstanding principal balance plus accrued interest, late fees and reasonable attorneys’ fees.

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

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in April and October of the following year after the completion of the annual financial audit. For the three and six months ended June 30, 2019, the amount charged to operations was $0 due to net loss in both periods. For the three and six months ended June 30, 2018, the amount charged to operations was $447,821 and $447,821, respectively. The profit-sharing estimate was revised in subsequent quarters during 2018 and was not paid until 2019.

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

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1,000,000 of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan.

Treasury Stock

During the three months ended June 30, 2019, the Company purchased 14,450 additional treasury shares at an average cost of $3.97 per share. During the six months ended June 30, 2019, the Company had purchased 82,689 treasury shares at an average cost of $3.85 per share. As of December 31, 2018, the Company held 10,707 treasury shares at an average cost of $3.48 per share. As of June 30, 2019, all treasury shares outstanding had been cancelled and returned to shares authorized.

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

	June 30, 2019		June 30, 2018
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	279,167	$2.34	531,667	$1.80
Granted	-	-	-	-
Redeemed	(3,750)	1.40	(22,500)	1.70
Exercised	(5,000)	1.13	(7,500)	1.40
Expired / terminated	-	-	(5,000)	1.40
Options outstanding, end of quarter	270,417	$2.38	496,667	$1.82
Options exercisable, end of quarter	270,417	$2.38	493,489	$1.82

The Company did not have any non-vested stock options outstanding as of June 30, 2019. There were 3,178 non-vested stock options as of June 30, 2018 that vested in October 2018. The weighted average contractual term for options outstanding and exercisable at June 30, 2019 and 2018 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2019 and 2018 was $183,700 and $1,240,094, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2019 and 2018 was $6,050 and $30,750, respectively. For the three and six months ended June 30, 2019 and 2018, the Company received payments related to the exercise of options in the amount of $5,650 and $10,500, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

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

A total of 1,187,500 shares of our common stock was initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased on January 1, 2019, and will increase each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board.

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

As of June 30, 2019 and December 31, 2018, there were no options issued under the Equity Plan.

Note 12. Subsequent Events

In July 2019, the Company redeemed 3,750 previously awarded expiring stock options from a related party for cash totaling $6,413, of which $3,766 had previously been expensed in 2012, with the balance of $2,647 being recognized as additional compensation costs in July 2019. See Note 8 and Note 9.

In July 2019, the Company redeemed 9,225 previously awarded expiring stock options from an employee for cash totaling $13,930, of which $7,976 had previously been expensed in 2012, with the balance of $5,954 being recognized as additional compensation costs in July 2019. Additionally, in July, the employee exercised 5,775 expiring stock options at an exercise price of $1.00 per share.

In July 2019, the Company announced its annual meeting of stockholders to be held on Friday, September 6, 2019. Stockholders of record at the close of business on July 18, 2019 will be entitled to vote at and attend the meeting.

On July 31, 2019, the Company executed the First Amendment to Convertible Promissory Note with TEC to extend the note’s maturity date for one additional year to August 1, 2020 and to reaffirm TEC will remit a payment of 20% of its net proceeds from its recent public offering within ten (10) days of the note’s amendment date. All other terms and conditions of the Note remain unchanged.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”) is a global provider of judgmental use of force training simulators, firearms training simulators and driving simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly-effective virtual reality and simulator technology.

The VirTra firearms training simulator allows marksmanship and realistic scenario-based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, safety officers, or a scenario-based training site. We have developed a higher standard in simulation training including capabilities such as: multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful gas-powered simulated recoil weapons, and more. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and re-mediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

VirTra’s Driver Training Simulator is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training. In addition, the driving rig adds realism with vibration and motion while the modern physics-based rendering engine provides not only photo-realistic realism but critical hazards such as dust storms, rain, and sun glare. VirTra’s Driver Training Simulator provides an extensive and realistic range of training environments that allow for initial driver familiarization and orientation to advanced concepts, high-risk pursuits and defensive driving drills.

We also are engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), a related party and a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience.

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 lanes of individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 9 lanes of individual firing lanes.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtra Driving Sim is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Results of operations for the three and six months ended June 30, 2019 and June 30, 2018

Revenues. Revenues were $3,054,313 for the three months ended June 30, 2019 compared to $8,708,192 for the same period in 2018, a decrease of $5,653,879, or 65%. For the six months ended June 30, 2019, revenues were $6,105,651, compared to $11,996,983 for the same period in 2018, a decrease of $5,891,332, or 49%. The decrease in revenues for the three- and six-months ended June 30, 2019 resulted from a reduction in the number of simulators and accessories completed, delivered and revenue recognized compared to the same period in 2018. The three- and six-months ended June 30, 2018 revenues includes a large federal 49-simulator and accessories order that was recognized for $4.2 million, in addition to other customer revenues.

Cost of Sales. Cost of sales were $1,539,267 for the three months ended June 30, 2019 compared to $2,964,997 for the same period in 2018, a decrease of $1,425,730, or 48%. For the six months ended June 30, 2019, cost of sales was $2,790,136, compared to $3,991,152 for the same period in 2018, a decrease of $1,201,016, or 30%. In each period, the decrease was primarily due to reduced direct material costs directly related to the type and quantity of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter primarily due to sales volume and product mix but tends to remain consistent as a percentage of total revenue, when compared annually.

Gross Profit. Gross profit was $1,515,046 for the three months ended June 30, 2019 compared to $5,743,195 for the same period in 2018, a decrease of $4,228,149, or 74%. Gross profit was $3,315,515 for the six months ended June 30, 2019, compared to $8,005,831 for the same period in 2018, a decrease of $4,690,316, or 59%. The gross profit margin was 49.6% for the three months ended June 30, 2019 and 66.0% for the same period in 2018. The gross profit margin was 54.3% for the six months ended June 30, 2019 and 66.7% for the same period in 2018. In both periods, the decrease in gross profit was primarily due to differences in the product mix and the quantity of systems, accessories and services sold.

Operating Expenses. Net operating expense was $2,398,525 for the three months ended June 30, 2019 compared to $2,786,589 for the same period in 2018, a decrease of $388,064, or 14%. Operating expense was $4,656,097 for the six months ended June 30, 2019, compared to $5,207,438 for the same period in 2018, a decrease of $551,341, or 11%. In each period, the decrease was due to reduced selling, general and administrative costs for labor, benefits, professional services, and public company expense.

Operating (Loss) Income. Operating loss was $883,479 for the three months ended June 30, 2019 compared to operating income of $2,956,606 for the same period in 2018, a decrease of $3,840,085, or 130%. Operating loss was $1,340,582 for the six months ended June 30, 2019 compared to operating income of $2,798,393 for the same period in 2018, a decrease of $4,138,975, or 148%.

Provision for Income Tax. Provision for income tax benefit was $217,248 for the three months ended June 30, 2019 compared to an income tax expense of $864,941 for the same period in 2018, a decrease of $1,082,189, or 125%. Provision for income tax benefit was $324,248 for the six months ended June 30, 2019 compared to an income tax expense of $835,747 for the same period in 2018, a decrease of $1,159,995, or 139%. In each period, the decrease resulted from the federal tax rate being applied to the net operating loss, resulting in additional deferred tax asset.

Other Income. Other income net of other expense was $32,500 for the three months ended June 30, 2019 as compared to $21,272 for the same period in 2018, an increase of $11,228, or 53%. For the six months ending June 30, 2019, other income net of other expense was $69,701 compared to $64,504 for the same period in 2018, and increase of $5,197, or 8%. In each period, the increase resulted from non-recurring miscellaneous income or interest income.

Net (Loss) Income. Net loss was $633,731 for the three months ended June 30, 2019 compared to net income of $2,112,937 for the same period in 2018, a decrease of $2,746,668, or 130%. For the six months ended June 30, 2019, net loss was $946,633 compared to net income of $2,027,150 for the same period in 2018, a decrease of $2,973,783, or 147%. In each period, the fluctuations in net (loss) income relate to each respective section discussed above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization. Explanation and Use of Non-GAAP Financial Measures:

Earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. Adjusted EBITDA should not be considered as an alternative for net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. A reconciliation of net income (loss) to adjusted EBITDA is provided in the following table:

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change

Net (Loss) Income	$(633,731)	$2,112,937	$(2,746,668)	-130%	$(946,633)	$2,027,150	$(2,973,783)	-147%

Adjustments:
Depreciation and amortization	144,061	74,587	69,474	93%	285,844	143,206	142,638	100%
Non-cash stock option expense	-	4,860	(4,860)	-100%	-	4,860	(4,860)	-100%
Impairment loss on That’s Eatertainment	-	134,140	(134,140)	-100%	-	134,140	(134,140)	-100%
Reserve for note receivable	102,473	-	102,473	100%	102,473	-	102,473	100%
(Benefit) provision for income taxes	(217,248)	864,941	(1,082,189)	-125%	(324,248)	835,747	(1,159,995)	-139%

Adjusted EBITDA	$(604,445)	$3,191,465	$(3,795,910)	-119%	$(882,564)	$3,145,103	$(4,027,667)	-128%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $1,393,701 and $2,500,381 cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively. The Company also held certificates of deposits with maturities of less than six months, which are recorded as short-term investments, totaling $1,880,000 and $3,490,000 as of June 30, 2019 and December 31, 2018, respectively. Working capital was $4,780,474 and $6,769,068 as of June 30, 2019 and December 31, 2018, respectively.

Net cash used by operating activities was $1,932,470 for the six months ended June 30, 2019 and net cash provided by operating activities was $127,916 for the six months ended June 30, 2018. Cash used resulted primarily from the net loss, inventory purchases and increased accounts receivables, partially offset by changes in other operating assets and liabilities.

Net cash provided by investing activities was 1,142,710 for the six months ended June 30, 2019 and net cash used in investing activities was $287,773 for the six months ended June 30, 2018. Investing activities in 2019 consisted of purchases and redemptions of certificates of deposits, purchase of intangible asset, purchases and sales of property and equipment, compared to investing activities in 2018 consisted entirely of purchases of property and equipment.

Net cash used in financing activities was $316,920 and $21,500 for the six months ended June 30, 2019 and 2018, respectively. Financing activities in 2019 consisted of repurchases of treasury stock and repurchase of stock options offset by stock options exercised. Financing activities in 2018 consisted of repurchases of stock options offset by stock options exercised.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $4.1 million for the three months ended June 30, 2019. The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2019, the Company’s backlog was $10.1 million.

Management estimates the majority of the new bookings received in the second quarter of 2019 will be converted to revenue in 2019. Management’s estimates for the conversion of backlog is based on current contract delivery dates, however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating the company and maintaining our current business strategy for more than 12 months from the filing of this Quarterly Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to expand our product and services offered, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018. Management believes that there have been no changes in our critical accounting policies during the six months ended June 30, 2019.

Recent Accounting Pronouncements

See Note 1 to our condensed financial statements, included in Part I, Item 1., Financial Information of this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this quarterly report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: August 13, 2019	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

