Form 10-Q
period 2019-09-30
VirTra, Inc
filed 2019-11-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 7,745,030 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,377,712	$2,500,381
Certificates of deposit	1,915,000	3,490,000
Accounts receivable, net	1,431,408	1,302,010
Interest receivable	18,490	21,385
That’s Eatertainment note receivable, net, related party	-	292,138
Trade note receivable, net	-	96,282
Inventory, net	2,818,100	1,612,002
Unbilled revenue	2,111,374	689,153
Prepaid expenses and other current assets	498,162	377,520

Total current assets	12,170,246	10,380,871

Long-term assets:
Property and equipment, net	948,588	678,245
Operating lease right-of-use asset	1,462,922	-
Intangible assets, net	154,074	-
That’s Eatertainment note receivable, long-term, related party	291,110	-
Trade note receivable, long term	-	6,843
Security deposits, long-term	19,712	339,756
Other assets, long-term	340,438	292,298
Deferred tax asset, net	2,383,000	2,400,000
Investment in That’s Eatertainment, related party	1,120,000	1,120,000

Total long-term assets	6,719,844	4,837,142

Total assets	$18,890,090	$15,218,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,047,334	$429,949
Accrued compensation and related costs	950,429	613,691
Accrued expenses and other current liabilities	478,398	632,606
Note payable, current	-	11,250
Operating lease liability, short-term	291,373	-
Deferred revenue, short-term	3,005,372	1,924,307

Total current liabilities	5,772,906	3,611,803

Long-term liabilities:
Deferred revenue, long-term	1,601,169	962,356
Deferred rent liability	-	46,523
Operating lease liability, long-term	1,251,098	-

Total long-term liabilities	2,852,267	1,008,879

Total liabilities	8,625,173	4,620,682

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,745,030 shares issued and outstanding as of September 30, 2019 and 7,827,651 shares issued and 7,816,944 shares outstanding as of December 31, 2018	775	783
Class A common stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; nil shares outstanding as of September 30, 2019 and 10,707 shares outstanding as of December 31, 2018	-	(37,308)
Additional paid-in capital	13,912,646	14,272,834
Accumulated deficit	(3,648,504)	(3,638,978)

Total stockholders’ equity	10,264,917	10,597,331

Total liabilities and stockholders’ equity	$18,890,090	$15,218,013

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Net sales	$6,682,728	$3,506,179	12,696,810	15,027,580
That’s Eatertainment royalties/licensing fees, related party	28,561	41,038	100,993	512,545
Other royalties/licensing fees	2,120	1,680	21,257	5,755
Total revenue	6,713,409	3,548,897	12,819,060	15,545,880

Cost of sales	2,957,865	1,461,754	5,748,001	5,452,906

Gross profit	3,755,544	2,087,143	7,071,059	10,092,974

Operating expenses:
General and administrative	2,127,422	1,683,979	6,074,213	6,218,135
Research and development	381,654	323,626	1,090,960	996,908

Net operating expense	2,509,076	2,007,605	7,165,173	7,215,043

Income (loss) from operations	1,246,468	79,538	(94,114)	2,877,931

Other income (expense)
Other income	38,426	21,032	114,158	86,508
Other expense	-	(3,570)	(6,031)	(4,542)

Net other income	38,426	17,462	108,127	81,966

Income before provision for income taxes	1,284,894	97,000	14,013	2,959,897

Provision for income taxes	347,787	36,000	23,539	871,747

Net income (loss)	$937,107	$61,000	(9,526)	2,088,150

Net income (loss) per common share:
Basic	$0.12	$0.01	$(0.00)	$0.26
Diluted	$0.12	$0.01	$(0.00)	$0.25

Weighted average shares outstanding:
Basic	7,745,030	7,911,807	7,748,543	7,907,864
Diluted	7,721,574	8,247,841	7,748,543	8,256,098

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2019	-	$-	7,739,255	$774	$13,918,615	$-	$(4,585,611)	$9,333,778
Stock options exercised	-	-	5,775	1	5,774	-	-	5,775
Stock options repurchased	-	-	-	-	(11,743)	-	-	(11,743)
Net income	-	-	-	-	-	-	937,107	937,107
Balance at September 30, 2019	-	$-	7,745,030	$775	$13,912,646	$-	$(3,648,504)	$10,264,917

	For the Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Treasury stock	-	-	-	-	-	(318,204)	-	(318,204)
Treasury stock cancelled	-	-	(93,396)	(10)	(355,502)	355,512	-	-
Stock options exercised	-	-	10,775	2	11,424	-	-	11,426
Stock options repurchased	-	-	-	-	(16,110)	-	-	(16,110)
Net loss	-	-	-	-	-	-	(9,526)	(9,526)
Balance at September 30, 2019	-	$-	7,745,030	$775	$13,912,646	$-	$(3,648,504)	$10,264,917

	For the Three Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2018	-	$-	7,935,274	$794	$14,937,922	$(112,109)	$(2,429,920)	$12,396,687
Stock based compensation	-	-	-	-	1,796	-	-	1,796
Net income	-	-	-	-	-	-	61,000	61,000
Balance at September 30, 2018	-	$-	7,935,274	$794	$14,939,718	$(112,109)	$(2,368,920)	$12,459,483

	For the Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2017	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,386,177
Stock options exercised	-	-	7,500	1	10,499	-	-	10,500
Stock options repurchased	-	-	-	-	(32,000)	-	-	(32,000)
Stock based compensation	-	-	-	-	6,656	-	-	6,656
Net income	-	-	-	-	-	-	2,088,150	2,088,150
Balance at September 30, 2018	-	$-	7,935,274	$794	$14,939,718	$(112,109)	$(2,368,920)	$12,459,483

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net (loss) income	$(9,526)	$2,088,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	434,405	217,952
Deferred taxes	17,000	860,181
Impairment of Investment in That’s Eatertainment, related party	-	134,140
Stock compensation	-	6,656
Reserve for note receivable	102,473	-
Changes in operating assets and liabilities:
Accounts receivable, net	(129,398)	(1,072,594)
Trade note receivable, net	652	-
Interest receivable	3,923	-
Inventory	(1,206,098)	(147,609)
Unbilled revenue	(1,422,221)	751,042
Prepaid expenses and other current assets	(120,642)	(149,890)
Other assets	(48,140)	-
Security deposits, long-term	320,044	-
Accounts payable and other accrued expenses	799,915	776,795
Payments on operating lease liability	(178,909)	-
Deferred revenue	1,719,878	(345,711)

Net cash provided by operating activities	283,356	3,119,112

Cash flows from investing activities:
Purchase of certificates of deposit	(3,560,000)	-
Redemption of certificates of deposit	5,135,000	-
Purchase of intangible asset	(160,000)	-
Purchase of property and equipment	(489,518)	(292,827)
Proceeds from sale of property and equipment	2,631	-

Net cash provided by (used in) investing activities	928,113	(292,827)

Cash flows from financing activities:
Repurchase of stock options	(16,110)	(32,000)
Note Payable – Profiles	(11,250)	(11,250)
Stock options exercised	11,426	10,500
Purchase of treasury stock	(318,204)	-

Net cash used in financing activities	(334,138)	(32,750)

Net increase in cash	877,331	2,793,535
Cash, beginning of period	2,500,381	5,080,445

Cash, end of period	$3,377,712	$7,873,980

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$6,539	$102,543

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts to note receivable	-	693,044
Conversion of That’s Eatertainment note receivable to long term, related party	292,138	-

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

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2019 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2018 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software and the sale of extended service-type warranties. Sales discounts are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets (accounts receivable and unbilled revenue). Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current and long-term liabilities (deferred revenue) until earned. The following briefly summarizes the nature of our performance obligations and method of revenue recognition:

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

	Three Months Ended
	September 30, 2019			September 30, 2018
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$4,561,556	$740,074	$5,301,630	$2,845,015	$15,500	$2,860,515
Extended service-type warranties	542,368	60,434	602,802	462,182	33,141	495,323
Customized software and content	510,347	-	510,347	51,233	-	51,233
Installation and training	246,844	21,105	267,949	99,108	-	99,108
Licensing and royalties	30,681	-	30,681	42,718	-	42,718
Total Revenue	$5,891,796	$821,613	$6,713,409	$3,500,256	$48,641	$3,548,897

For the three months ended September 30, 2019, governmental customers comprised $5,460,760, or 82% of total net sales, commercial customers comprised $431,036 or 6% of total net sales and international customers comprised $821,613, or 12% of total net sales. By comparison, for the three months ended September 30, 2018, governmental customers comprised $3,383,169, or 96% of total net sales, commercial customer comprised $117,087 or 3% of total net sales and international customers comprised $48,641, or 1% of total net sales.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Domestic	International	Total	Domestic	International	Total
Simulators and accessories	$8,045,702	$1,190,580	$9,236,282	$10,767,890	$1,967,707	$12,735,597
Extended service-type warranties	1,521,086	140,821	1,661,907	1,370,318	148,226	1,518,544
Customized software and content	1,167,678	-	1,167,678	438,795	11,940	450,735
Installation and training	599,308	31,635	630,943	240,189	82,515	322,704
Licensing and royalties	122,250	-	122,250	518,300	-	518,300
Total Revenue	$11,456,024	$1,363,036	$12,819,060	$13,335,492	$2,210,388	$15,545,880

For the nine months ended September 30, 2019, governmental customers comprised $10,802,401, or 84% of total net sales, commercial customers comprised $653,623 or 5% of total net sales and international customers comprised $1,363,036, or 11% of total net sales. By comparison, for the nine months ended September 30, 2018, governmental customers comprised $12,420,739, or 80% of total net sales, commercial customer comprised $914,753 or 6% of total net sales and international customers comprised $2,210,388, or 14% of total net sales.

Customer Deposits

Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $905,686 and $186,450 as of September 30, 2019 and December 31, 2018, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. Customer deposits are considered a deferred liability until completion of the customer’s contract performance obligations. When revenue is recognized, the deposit is applied to the customer’s receivable balance.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,966,466 and $1,604,637 as of September 30, 2019 and December 31, 2018, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,601,169 and $962,356 as of September 30, 2019 and December 31, 2018, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $359,000 and $200,505 as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized revenue of $602,802 and $495,323, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $1,661,907 and $1,518,544, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $133,220 as of September 30, 2019 and December 31, 2018. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date allowing the Company to invoice and be paid the retainage.

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

STEP Revenue

The Company’s STEP operations consist principally of renting its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any rental payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for additional 12-month periods. Agreements may be terminated by either party upon written notice of termination at lease sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at its fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at September 30, 2019 and December 31, 2018 due to their short maturities. The fair value of the long-term notes receivable approximates its carrying value, using level 3 inputs, at September 30, 2019 and December 31, 2018 based on borrowing rates currently available for loans with similar terms and maturities.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. As of September 30, 2019 and December 31, 2018, the Company maintained an allowance for doubtful accounts of $29,935 and $23,044, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history and the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. As of September 30, 2019 and December 31, 2018, the allowance for uncollectible notes receivable was $369,286 and $266,813, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. As of September 30, 2019 and December 31, 2018, inventory reserves were $120,652 and $105,031, respectively.

Investments in Other Companies

The Company accounts for investments in other companies that do not have readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has elected to utilize the cost minus impairment approach because the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 8. Collaboration Agreement with Related Party.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the three and nine months ended September 30, 2019, the Company did not recognize any impairment loss. During the three and nine months ended September 30, 2018, the Company recognized an impairment loss of $134,140. Management regularly assesses the classification of its investments.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Gains or losses related to retirements or disposition of fixed assets are recognized in operations in the period incurred. Costs of normal repairs and maintenance are charged to expense as incurred, while betterments or renewals are capitalized. Depreciation commences at the time the assets are placed in service or for STEP equipment under rental agreements, when the equipment is made available for use by the customer. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term. For STEP equipment under rental agreements, depreciation is provided using the straight-line method over the sixty month maximum term of the agreement. Estimated useful lives are summarized as follows:

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Machinery and equipment	5-7 years
STEP equipment	5 years
Leasehold improvements	7 years

Intangible Assets

Intangible assets at September 30, 2019 are comprised of various patents. We compute amortization expense on the intangible assets using the straight-line method over the estimate remaining useful lives of 18 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $257,454 and $216,761 for the three months ended September 30, 2019 and 2018, respectively. Advertising expense was $527,834 and $516,786 for the nine months ended September 30, 2019 and 2018, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $381,654 and $323,626 for the three months ended September 30, 2019 and 2018, respectively. Research and development costs were $1,090,960 and $996,908 for the nine months ended September 30, 2019 and 2018, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 10.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $2,875,467 and $2,014,987 as of September 30, 2019 and December 31, 2018, respectively.

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

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended September 30, 2019, one federal agency comprised 34% of total net sales. By comparison, for the three months ended September 30, 2018, two federal agencies comprised 28% and 26% of total net sales, individually. For the nine months ended September 30, 2019, two federal agencies comprised 24% and 10% of total net sales, individually. By comparison, for the nine months ended September 30, 2018, two federal agencies comprised 37% and 10% of total net sales, individually.

As of September 30, 2019, one federal agency comprised 41% of total accounts receivable and one international customer comprised 24% of total accounts receivable. By comparison, as of December 31, 2018, one federal agency comprised 26% of total accounts receivable and one state agency comprised 20% of total accounts receivable.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was recorded as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at September 30, 2019 and December 31, 2018.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2014 and 2019; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets, such as equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At September 30, 2019 and December 31, 2018, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the three and nine months ended September 30, 2019 and 2018.

The expected term of the options is the estimated period of time until exercise and was determined using an average of vesting and contractual terms, as we did not have sufficient historical experience of similar awards. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The estimated fair value of stock-based compensation awards and other options is amortized to expense on a straight-line basis over the relevant vesting period. The Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

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

Note 2. Notes Receivable

An unsecured promissory note was executed on March 23, 2018 by a customer converting its past-due trade receivable from the sale of goods and services in the amount of $400,906. This unsecured promissory note is due in full on or before February 2020. The note bears interest at the rate of ten percent (10%) per annum and requires installment payments of $20,000 principal and interest. Payments are due monthly and include late fees. The principal and accrued interest due as of September 30, 2019 and December 31, 2018 was $369,286 and $374,034, respectively. The note is currently in default, see Note 10. Based on collection history, interest accrual has been suspended as of the last payment received in February 2019. At September 30, 2019 and December 31, 2018, the Company recorded an allowance against the note receivable balance in the amount of $369,286 and $266,813, respectively.

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party (see Note 8), in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. In July, 2019, the Convertible Note’s maturity date was extended to August, 2020, all other promissory note terms remain unchanged. Under the terms of the Convertible Note, TEC remitted a payment of $16,000, of which $14,972 was applied to accrued interest and $1,028 to principal. The Convertible Note’s principal and accrued interest due as of September 30, 2019 and December 31, 2018 was $293,172 and $298,224, respectively. Because the Convertible Note is from a related party and has a history of being extended, the asset may not be converted to cash within one year and is therefore classified as long term asset. No reserve for collectability has been recorded as of September 30, 2019 and December 31, 2018.

Note 3. Inventory

Inventory consisted of the following as of:

	September 30, 2019	December 31, 2018
Raw materials and work in process	$2,938,752	$1,717,033
Reserve	(120,652)	(105,031)

Total inventory, net	$2,818,100	$1,612,002

During 2018, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $340,438 and $292,298 of spare parts as Other Assets, long-term on the Balance Sheet at September 30, 2019 and December 31, 2018, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2019	December 31, 2018
Computer equipment	$1,118,961	$1,054,004
Furniture and office equipment	221,682	207,921
Machinery and equipment	1,091,228	1,021,188
STEP equipment	325,980	-
Leasehold improvements	334,934	324,313

Total property and equipment	3,092,785	2,607,426
Less: Accumulated depreciation	(2,144,197)	(1,929,181)

Property and equipment, net	$948,588	$678,245

Depreciation expense was $64,921 and $74,746 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $204,804 and $217,952 for the nine months ended September 30, 2019 and 2018, respectively.

STEP depreciation expense was $10,115 and $0 for the three months ended September 30, 2019 and 2018, respectively. STEP depreciation was $11,741 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	September 30, 2019	December 31, 2018
Patents	$160,000	$-

Total intangible asset	160,000	-
Less: Accumulated amortization	(5,926)	-

Intangible asset, net	$154,074	$-

Amortization expense was $2,223 and $0 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense was $5,926 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 4.5%. Significant judgement is required when determining the Company’s incremental borrowing rate. The Company uses the implicit rate when readily determinable. Lease expense for lease payments are recognized on a straight-line basis over the lease term.

Effective January 1, 2019, the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $1,721,380 and derecognized $46,523 deferred rent for an adjusted operating lease right-of-use asset in the net amount of $1,674,857.

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	September 30, 2019
Assets
Operating lease right-of-use assets, January 1, 2019	$1,674,857
Amortization for the nine months ended September 30, 2019	(211,935)
Total operating lease right-of-use asset, September 30, 2019	$1,462,922
Liabilities
Current
Operating lease liability, short term	$291,373
Non-current
Operating lease liability, long term	1,251,098
Total lease liabilities	$1,542,471

Future minimum lease payments as of September 30, 2019 under non-cancelable operating leases are as follows:

2019	$167,891
2020	357,452
2021	368,060
2022	379,097
2023	390,562
Thereafter	131,152
Total lease payments	1,794,214
Less: imputed interest	(251,743)
Operating lease liability	$1,542,471

The Company had a deferred rent liability of $0 and $46,523 as of September 30, 2019 and December 31, 2018, respectively, relative to the increasing future minimum lease payments. Rent expense for the three months ended September 30, 2019 and 2018 was $124,303 and $120,655, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $368,170 and $356,513, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	September 30, 2019	December 31, 2018

Salaries and wages payable	$555,481	$147,677
401(k) contributions payable	12,997	8,232
Accrued paid time off	303,006	265,962
Profit sharing payable	78,945	191,820

Total accrued compensation and related costs	$950,429	$613,691

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2019	December 31, 2018

Manufacturer’s warranties	$169,017	$200,505
Warranties-other	189,983	189,983
Loss contingencies	-	40,000
Taxes payable	119,398	202,118

Total accrued expenses and other current liabilities	$478,398	$632,606

Note 8. Collaboration Agreement with Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with MR, a wholly-owned subsidiary of TEC, a related party. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Additionally, under the terms of the Co-Venture Agreement, equity representing five percent (5%) of Modern Round’s ownership interest, on a fully-diluted basis, was issued to the Company. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds, as of September 30, 2019 and December 31, 2018, 560,000 shares of TEC common stock representing approximately 5.8% of the issued and outstanding common shares of TEC. The Company recorded its investment at cost minus impairment as of September 30, 2019 and December 31, 2018, at $1,120,000.

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

On July 31, 2019, the Company executed the First Amendment to Convertible Promissory Note with TEC to extend the Convertible Note’s maturity date for one additional year to August 1, 2020 and TEC remitted a payment of 20% of its net proceeds from its recent public offering totaling $16,000. All other terms and conditions of the Convertible Note remain unchanged.

In addition, as of September 30, 2019, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1-for-12,000 reverse stock split and the 2,000-for-1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 9. Related Party Transactions

Mr. Saltz, who is a member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as a majority stockholder of TEC. The Company has entered into a Co-Venture Agreement with TEC as disclosed in Note 8. In addition, the Company owns 560,000 shares of TEC common stock representing approximately 5.8% of the issued and outstanding shares of TEC common stock. The Company recognized $28,561 and $41,038 for license fees (royalties) for the three months ended September 30, 2019 and 2018, respectively, pursuant to the terms of the Co-Venture Agreement. The Company recognized $100,993 and $512,545 for license fees (royalties) for the nine months ended September 30, 2019 and 2018, respectively, pursuant to the terms of the Co-Venture Agreement. As of September 30, 2019 and December 31, 2018, the Company had accounts receivable balances outstanding from TEC of $8,251 and $16,743, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc. (“Natural Point”), a vendor of the Company. For the three months ended September 30, 2019 and 2018, the Company purchased specialized equipment from Natural Point in the amount of $75,803 and $700, respectively. For the nine months ended September 30, 2019 and 2018, the Company purchased specialized equipment from Natural Point in the amount of $131,887 and $122,758, respectively. As of September 30, 2019, the Company had accounts payable balance outstanding of $17,433 and as of December 31, 2018, the Company had a prepaid balance outstanding of $1,020 with Natural Point, Inc.

Note 10. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June 2018, the Company initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer had raised allegations of breach of contract and breach of warranty and the Company sought relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. In May 2019, the Company entered into settlement agreement of $76,250. The agreement does not constitute an admission of any unlawful conduct or wrongdoing. The Company had established a probable and estimated loss contingency of $40,000 as of December 31, 2018 and had accrued the full loss contingency of $76,250 as of March 31, 2019. The full amount of the settlement has been paid at September 30, 2019.

The Company evaluated the collection history on its trade note receivable (see Note 2) and determined the note was in default. Based on collection history, interest accrual was suspended as of the last payment received in February 2019. In accordance with the terms of the note, accelerated payment was demanded. The Company filed a verified complaint in the Superior Court of Arizona for the outstanding principal balance plus accrued interest, late fees and reasonable attorneys’ fees. On September 20, 2019, the Superior Court of Arizona awarded in favor of VirTra, a Form of Judgement totaling $396,575, with interest accruing at the rate of 6.25% from date of judgment until such amount has been paid in full. At September 30, 2019, the Company has recorded an allowance against the total note receivable balance in the amount of $369,286.

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

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to active employees only. For the three months ended September 30, 2019 and 2018, the amount credited to operations was $(27,061) and $(14,562), respectively, resulting from forfeited awards. For the nine months ended September 30, 2019, the amount credited to operations was $(27,061) and for the nine months ended September 30, 2018, the amount charged to operations was $433,259. The 2019 profit-sharing estimate is revised quarterly and will be finalized after year-end financial audit.

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

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan.

Treasury Stock

During the nine months ended September 30, 2019, the Company purchased 82,689 treasury shares at an average cost of $3.85 per share. As of December 31, 2018, the Company held 10,707 treasury shares at an average cost of $3.48 per share. As of September 30, 2019, all treasury shares outstanding had been cancelled and returned to shares authorized.

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

	September 30, 2019		September 30, 2018
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	279,167	$2.34	531,667	$1.80
Granted	-	-	-	-
Redeemed	(25,475)	1.19	(22,500)	1.70
Exercised	(10,775)	1.06	(7,500)	1.40
Expired / terminated	-	-	(5,000)	1.40
Options outstanding, end of quarter	242,917	$2.52	496,667	$1.81
Options exercisable, end of quarter	242,917	$2.52	496,009	$1.81

The Company did not have any non-vested stock options outstanding as of September 30, 2019. There were 658 non-vested stock options as of September 30, 2018 that vested in October 2018. The weighted average contractual term for options outstanding and exercisable at September 30, 2019 and 2018 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2019 and 2018 was $263,610 and $1,745,690, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2019 and 2018 was $8,720 and $0, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $14,770 and $30,750, respectively. For the three months ended September 30, 2019 and 2018, the Company received payments related to the exercise of options in the amount of $5,775 and $0, respectively. For the nine months ended September 30, 2019 and 2018, the Company received payments related to the exercise of options in the amount of $11,426 and $10,500, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

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

As of September 30, 2019 and December 31, 2018, there were no options issued under the Equity Plan.

Note 12. Subsequent Events

None.

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

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 9 individual firing lanes.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtra Driving Sim is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Results of operations for the three and nine months ended September 30, 2019 and September 30, 2018

Revenues. Revenues were $6,713,409 for the three months ended September 30, 2019 compared to $3,548,897 for the same period in 2018, an increase of $3,164,512, or 89%. The increase in revenues for the three months ended September 30, 2019 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same period in 2018. For the nine months ended September 30, 2019, revenues were $12,819,060, compared to $15,545,880 for the same period in 2018, a decrease of $2,726,820, or 18%. The decrease in revenue for the nine months ended September 30, 2019 resulted from a large 49-simulator and accessories order being recognized in 2018 that did not recur in 2019.

Cost of Sales. Cost of sales were $2,957,865 for the three months ended September 30, 2019 compared to $1,461,754 for the same period in 2018, an increase of $1,496,111, or 102%. For the nine months ended September 30, 2019, cost of sales was $5,748,001, compared to $5,452,906 for the same period in 2018, an increase of $295,095, or 5%. In each period, the increase was primarily due to increased direct material costs directly related to the type and quantity of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter primarily due to sales volume and product mix.

Gross Profit. Gross profit was $3,755,544 for the three months ended September 30, 2019 compared to $2,087,143 for the same period in 2018, an increase of $1,668,401, or 80%. Gross profit was $7,071,059 for the nine months ended September 30, 2019, compared to $10,092,974 for the same period in 2018, a decrease of $3,021,915, or 30%. The gross profit margin was 55.9% for the three months ended September 30, 2019 and 58.8% for the same period in 2018. The gross profit margin was 55.2% for the nine months ended September 30, 2019 and 64.9% for the same period in 2018. In both periods, the increases and decreases in gross profit was primarily due to differences in the product mix and the varying quantity of systems, accessories and services sold.

Operating Expenses. Net operating expense was $2,509,076 for the three months ended September 30, 2019 compared to $2,007,605 for the same period in 2018, an increase of $501,471, or 25%. In the three months ended September 30, 2019, the increase was due to an increase in selling, general and administrative costs for labor, benefits, professional services, sales and marketing expense, and research and development expense. Operating expense was $7,165,173 for the nine months ended September 30, 2019, compared to $7,215,043 for the same period in 2018, a decrease of $49,870, or less than 1%.

Operating (Loss) Income. Operating income was $1,246,468 for the three months ended September 30, 2019 compared to $79,538 for the same period in 2018, an increase of $1,166,930, or 1467%. Operating loss was $94,114 for the nine months ended September 30, 2019 compared to operating income of $2,877,931 for the same period in 2018, a decrease of $2,972,045, or 103%.

Provision for Income Tax. Provision for income tax expense was $347,787 for the three months ended September 30, 2019 compared to $36,000 for the same period in 2018, an increase of $311,787, or 866%. Provision for income tax expense was $23,539 for the nine months ended September 30, 2019 compared to $871,747 for the same period in 2018, a decrease of $848,208, or 97%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Other Income. Other income net of other expense was $38,426 for the three months ended September 30, 2019 as compared to $17,462 for the same period in 2018, an increase of $20,964, or 120%, primarily from interest income. For the nine months ending September 30, 2019, other income net of other expense was $108,127 as compared to $81,966 for the same period in 2018, an increase of $26,161, or 32%, primarily from interest income.

Net Income (Loss). Net income was $937,107 for the three months ended September 30, 2019 compared to net income of $61,000 for the same period in 2018, an increase of $876,107, or 1436%. For the nine months ended September 30, 2019, net loss was $9,526 compared to net income of $2,088,150 for the same period in 2018, a decrease of $2,097,676, or 100%. In each period, the fluctuations in net income (loss) relates to each respective section discussed above.

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

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change

Net Income (Loss)	$937,107	$61,000	$876,107	1436%	$(9,526)	$2,088,150	$(2,097,676)	-100%

Adjustments:
Provision for income taxes	347,787	36,000	311,787	866%	23,539	871,747	(848,208)	-97%
Depreciation and amortization	77,259	74,746	2,513	3%	222,471	217,952	4,519	2%
EBITDA	$1,362,153	$171,746	$1,190,407	693%	$236,484	$3,177,849	$(2,941,365)	-93%
Non-cash stock option compensation	-	1,796	(1,796)	-100%	-	6,656	(6,656)	-100%
Impairment loss on That’s Eatertainment, related party	-	-	-	0%	-	134,140	(134,140)	-100%
Reserve for note receivable	-	-	-	0%	102,473	-	102,473	100%
Adjusted EBITDA	$1,362,153	$173,542	$1,188,611	685%	$338,957	$3,318,645	$(2,979,688)	-90%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $3,377,712 and $2,500,381 cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively. The Company also held certificates of deposits with maturities of less than twelve months, which are recorded as short-term investments, totaling $1,915,000 and $3,490,000 as of September 30, 2019 and December 31, 2018, respectively. Working capital was $6,397,340 and $6,769,068 as of September 30, 2019 and December 31, 2018, respectively.

Net cash provided by operating activities was $283,356 and $3,119,112 for the nine months ended September 30, 2019 and 2018, respectively. Cash provided resulted primarily from decreased deferred revenue and increased accounts payable, as well as other changes in operating assets and liabilities.

Net cash provided by investing activities was $928,113 for the nine months ended September 30, 2019 and net cash used in investing activities was $292,827 for the nine months ended September 30, 2018. Investing activities in 2019 consisted of purchases and redemptions of certificates of deposits, purchase of intangible assets, purchases and sales of property and equipment, compared to investing activities in 2018 consisted entirely of purchases of property and equipment.

Net cash used in financing activities was $334,138 and $32,750 for the nine months ended September 30, 2019 and 2018, respectively. Financing activities in 2019 consisted of purchases of treasury stock, payment of a note payable, repurchase of stock options offset by proceeds from stock options exercised. Financing activities in 2018 consisted of payment of a note payable, repurchases of stock options offset by proceeds from stock options exercised.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $7.8 million for the three months ended September 30, 2019. The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2019, the Company’s backlog was $11.3 million.

Management estimates the majority of the new bookings received in the third quarter of 2019 will be converted to revenue in 2019. Management’s estimates for the conversion of backlog is based on current contract delivery dates, however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018. Management believes that there have been no changes in our critical accounting policies during the nine months ended September 30, 2019.

Recent Accounting Pronouncements

See Note 1 to our condensed financial statements, included in Part I, Item 1., Financial Information of this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

VIRTRA, INC.

Date: November 12, 2019	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

