Form 10-K
period 2019-12-31
VirTra, Inc
filed 2020-03-23
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 001-38420

VIRTRA, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-1207631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7970 S. Kyrene Rd. Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 968-1488

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VTSI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 28, 2019 was approximately $18,032,464.

As of March 23, 2020, the registrant had 7,745,030 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Annual Report on Form 10-K. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the Securities and Exchange Commission (the “SEC”) before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

ITEM 1. BUSINESS.

Our Corporate History

We are a corporation organized and existing under the laws of the State of Nevada. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra Systems, Inc., a Texas corporation.

Effective as of October 1, 2016 (the “Effective Date”), we completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by our Board of Directors on June 23, 2016 and by our stockholders on September 16, 2016. On the Effective Date, 7,927,774 shares of common stock of VirTra Systems, Inc., a Texas corporation, were converted into 7,927,774 shares of common stock of VirTra, Inc., a Nevada corporation. No stockholders exercised appraisal rights or dissenters’ rights for such shares in accordance with the Texas Business Organization Code.

As part of the Plan of Conversion, we filed Articles of Incorporation in Nevada whereby we changed our name from VirTra Systems, Inc. to VirTra, Inc. and revised our capitalization. Our Articles of Incorporation filed in Nevada authorize us to issue 62,500,000 shares, of which (1) 60,000,000 shares shall be common stock, par value $0.0001 per share (the “Common Stock”), of which (a) 50,000,000 shares shall be Common Stock, (b) 2,500,000 shares shall be Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), and (c) 7,500,000 shares shall be Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”) and (2) 2,500,000 shares shall be Preferred Stock, par value $0.0001 per share, which may, at the sole discretion of the Board of Directors, be issued in one or more series (the “Preferred Stock”). We also adopted new bylaws as part of the Plan of Conversion.

Effective March 2, 2018 we effected a 1-for-2 reverse stock split of our issued and outstanding Common Stock (together the “Reverse Stock Split”). All references to shares of our Common Stock in this Annual Report on Form 10-K refer to the number of shares of Common Stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

Pursuant to an Offering Circular on Form 1-A, as amended, pursuant to Regulation A, we offered on a “best efforts” basis a minimum of 714,286 shares of Common Stock and a maximum of 1,428,571 shares of Common Stock (the “Offered Shares”), at a price per share of $7.00. The minimum offering amount (“Minimum Offering Amount”) was $5,000,000 and the maximum offering amount (“Maximum Offering Amount”) was $10,000,000. We terminated the offering on March 29, 2018. No shares were sold pursuant to the offering.

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

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services, as well as to continue incremental improvements to existing product lines. In some cases, the Company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	VirTra Driving Sim is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons.

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Modern Round, a Related Party

On the civilian side, on January 16, 2015, we entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, Inc. (formerly, Modern Round, LLC) (“Modern Round”). Modern Round is a wholly owned subsidiary of TEC (formerly known as Modern Round Entertainment Corporation), a developer and operator of a combined dining and entertainment concept centered on an indoor virtual shooting entertainment concept. Mitchell Saltz, who is a member of our Board of Directors, is Chairman of the Board and majority stockholder of TEC. TEC is rolling out its entertainment concept to additional locations and currently operates one virtual shooting lounge facility in Peoria, Arizona. Additionally, Modern Round is working on developing a multiple concept in Mesa, Arizona. Under the terms of the agreement, we granted Modern Round, a related party, an exclusive, non-transferable royalty-bearing right and license to use our software in virtual shooting lounge facilities for sales-based royalties.

Operations and Suppliers

We produce some of our own products. We also rely on a variety of suppliers. Management is uncertain whether we might encounter future delays with suppliers that would have a material impact on us. However, supplier delays would adversely affect us (see Item 1A. Risk Factors, including “—Public health pandemics, epidemics or outbreaks, such as COVID-19, or coronavirus, could adversely impact our business.”)

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

Modern Round Co-Venture Agreement with a Related Party

The Co-Venture Agreement with Modern Round grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity. The Co-Venture Agreement also provided for (i) the grant of 1,365,789 membership units of Modern Round (“Units”) to the Company, (ii) a right to participate to the extent of five percent of any offering by Modern Round of its Units, and (iii) warrants to purchase 1,365,789 Units at a price of $0.25 per share.

On December 31, 2015, Modern Round merged with a subsidiary of MREC pursuant to a Plan of Merger (the “Merger Agreement”) and each unit of Modern Round issued and outstanding as of the effective time of the merger automatically converted into the right to receive approximately 1.2277 shares of MREC common stock. As a result of the Merger Agreement, we held 1,676,748 shares of MREC, options to purchase 153,459 shares of MREC common stock at an exercise price of $0.41 per share, and conditional warrants to purchase 1,676,747 shares of MREC common stock at an exercise price of $0.20 per share. On October 25, 2016, we exercised the warrant and purchased 1,676,747 shares of MREC common stock for $335,349 resulting in our aggregate holdings of MREC increasing to 3,353,495.

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

On July 23, 2018, the Company entered into the second amendment to the Co-Venture Agreement to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and convertible promissory note payment; (iii) clarify the exclusivity provisions of the Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities.

On July 31, 2019, the Company executed the First Amendment to Convertible Promissory Note with TEC to extend the Convertible Note’s maturity date for one additional year to August 1, 2020 and TEC remitted a payment of 20% of its net proceeds from its recent public offering totaling $16,000. All other terms and conditions of the Convertible Note remain unchanged. For the years ended December 31, 2019 and 2018, respectively, the Company recognized license fee income (royalties) from TEC of $130,625 and $549,568.

In April 2018, Modern Round effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, as of December 31, 2019, the Company holds 560,000 shares of TEC common stock, representing approximately 4.8% of the issued and outstanding common shares of TEC. The Company determined a bona fide offer by TEC to sell investments for an amount less than the carrying amount of the Company’s investment occurred for the year ended December 31, 2019 and 2018, as a result, an impairment loss of $280,000 and $254,933, respectively, was taken to write-down the TEC investment to the estimated fair value. The Company recognized the impairment loss on its investment in TEC as an operating expense in 2019 and 2018. The Company recorded its investment at the estimated fair value as of December 31, 2019 and 2018 of $840,000 and $1,120,000, respectively.

In addition, at December 31, 2019, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1-for-12,000 reverse stock split and the 2,000-for-1 forward stock split, at an exercise price of $2.4436 per share. This warrant became exercisable on April 14, 2016, the date of grant, and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Intellectual Property

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and should not be read to, imply a relationship with or endorsement or sponsorship of us. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this Annual Report on Form 10-K are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks. All other trademarks are the property of their respective owners.

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

Our patent portfolio includes three issued U.S. patents, which expire between 2025 and 2037. In 2019, VirTra completed an Asset Purchase Agreement with Tiberius Technology, LLC, that included purchase of certain patents, the patent ownership was transferred effective March 13, 2019. We also have two patent applications pending for examination in the U.S.

We own the trademarks for “VirTra,” “VirTra Systems”, “Threat-Fire” and many other branding trademarks. These trademarks are registered in the United States. We consider the protection of our trademarks to be important to our business.

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

Research and Development

During the years ended December 31, 2019 and 2018, our research and product development expenses were approximately $1,346,000 and $1,358,000, respectively.

Sources and Availability of Raw Materials/Manufacturing and Assembly

We obtain the key components of our products from a variety of sources that we purchase on a purchase order basis from local suppliers at market prices based on our production requirements. We believe alternative sources generally exist for the components used in our products.

Our manufacturing, assembly, warehouse and shipping facilities are located in Tempe, Arizona. See “—Business – Property.”

Employees

As of December 31, 2019, we employed 88 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we do not currently have any labor disputes.

Property

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, we lease approximately 5,131 rentable square feet of office and industrial space within the same business complex as our main office from an unaffiliated third party for our machine shop at 7910 South Kyrene Road, Tempe, Arizona 85226. Both properties are under the same lease agreement which expires in April 2024.

Operations

Our operations are conducted from our principal executive office in Tempe, Arizona. We have no offices or employees internationally. However, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2019, we have performed sales contracts and warranty service obligations in the U.S. and 33 foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a customer located in the foreign country, or pursuant to a contract between our company and a U.S. government agency (such as the U.S. Department of State). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

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

For additional information related to export regulations, see Item 1A, “Risk Factors – Risks Related to Our Business.”

Government Contracts

The U.S. government, and other governments, may terminate any of our government contracts at their convenience, as well as for default, based on our failure to meet specified performance requirements. If any of our U.S. government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default. For additional information related to government contracts, see Item 1A. “Risk Factors – Risks Related to Our Business.”

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2019. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts and could decrease our backlog or otherwise materially harm our business, prospects, financial condition or results of operations include:

●	budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transit agencies and regional transit agencies, and changes in fiscal policies or a reduction of available funding;

●	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

●	disruptions in our customers’ ability to access funding from capital markets;

●	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

●	the adoption of new laws or regulations pertaining to government procurement;

●	government appropriations delays or blanket reductions in departmental budgets;

●	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

●	increased use of shorter duration awards, which increases the frequency we may need to recompete for work;

●	impairment of our reputation or relationships with any significant government agency with which we conduct business;

●	decreased use of small business set asides or changes to the definition of small business by government agencies;

●	increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

●	increased aggressiveness by the government in seeking rights in technical data, computer software, and computer software documentation that we deliver under a contract, which may result in “leveling the playing field” for competitors on follow-on procurements;

●	impairment of our ability to provide third-party guarantees and letters of credit; and

●	delays in the payment of our invoices by government payment offices.

●	The COVID-19 public health pandemic could adversely impact our operations, including our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results.

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

Public health pandemics, epidemics or outbreaks, such as COVID-19, or coronavirus, could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections have been reported globally. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus, the actions to contain the coronavirus or treat its impact, and changes in government spending or priorities, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

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

We believe that our products and services are superior to those offered by our competitors based on our strength in developing higher quality software solutions, our patented accessories and our extensive library of training scenario content that would require a substantial investment of money and time by a competitor to offer a comparable product. The introduction by competitors of lower-priced or more innovative products could, however, result in a significant decline in our revenues and have a material adverse effect on our operating results, financial position and cash flows.

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

Disruptions could negatively impact revenue and results of operation.

Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or are beyond our control, such as product or raw material scarcity, adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. We are actively monitoring the recent coronavirus outbreak and its potential impact on our supply chain and operations. Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, due to current and potential future port closures and other restrictions resulting from the outbreak, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.

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

We rely upon the accumulated knowledge, skills and experience of our executive officers and significant employees. Our Chief Executive Officer, President and Chairman of the Board, Robert Ferris, built our business from inception and, along with other members of the management team, are responsible for many of the products and clients that we have today. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our financial results. We also do not maintain any key man life insurance policies for any of our employees.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

We will design, implement, and test the internal controls over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange on which the securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

As an emerging growth company, we may need to secure adequate funding for opportunities we may encounter. Such opportunities may include acquiring complementary businesses, securing new marketing and sales opportunities, giving bonuses to employees to reward them for past service and incentivize them for future successes. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, if needed, we may have to curtail our operations and our business could fail.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 7,745,030 shares of our Common Stock outstanding as of March 23, 2020, 7,500 shares are restricted subject to Rule 144 with the remaining shares tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, we lease approximately 5,131 rentable square feet of office and industrial space within the same business complex as our main office from an unaffiliated third party for our machine shop at 7910 South Kyrene Road, Tempe, Arizona 85223. Both properties are under the same lease agreement which expires in April 2024.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June 2018, the Company initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer had raised allegations of breach of contract and breach of warranty and the Company sought relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. In May 2019, the Company entered into a settlement agreement of $76,250. The agreement does not constitute an admission of any unlawful conduct or wrongdoing. The Company had established a probable and estimated loss contingency of $40,000 as of December 31, 2018 and accrued and paid the full settlement of $76,250 as of December 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.”

Holders of Common Stock

As of March 23, 2020, 7,745,030 shares of our Common Stock were outstanding and held by approximately 169 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 – October 31, 2019	-	$-	-	$-
November 1, 2019 – November 30, 2019	-	$-	-	$-
December 1, 2019 – December 31, 2019	-	$-	-	$-
Total	-	$-	-	$-

(1)	Average price paid per share includes commissions.
(2)	On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Exchange Act. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Annual Report on Form 10-K. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

The VirTra firearms training simulator allows marksmanship and realistic scenario-based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, or a scenario-based training site. We have developed a higher standard in simulation training including capabilities such as: multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful patented gas-powered simulated recoil kits, and more. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and re-mediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

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

We also are engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), a related party and a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience. Mitchell Saltz, who is a member of our Board of Directors, is Chairman of the Board and majority stockholder of TEC.

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we invest in potential growth.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as to continue incremental improvements to existing product lines. In some cases, the Company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that best practices is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	VirTra Driving Sim is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Recent Developments

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections have been reported globally. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply and manufacturing chains. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus, the actions to contain the coronavirus or treat its impact, and changes in government spending or priorities, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

Results of operations for the years ended December 31, 2019 and December 31, 2018

Revenues. Revenues were $18,711,923 for the year ended December 31, 2019 compared to $18,080,126 for the same period in 2018, representing an increase of $631,797 or 3.5%. The increase was the result of increases in sales of simulators, accessories, curriculum and training, and recurring extended warranty revenue in 2019.

Cost of Sales. Cost of sales were $8,998,232 for the year ended December 31, 2019 compared to $7,030,286 for the same period in 2018, representing an increase of $1,967,946, or 28.0%. The year-over-year increase was due to the increase in direct materials, direct labor, and other production costs. Cost of sales included inventory reserve allowance of $15,621 for the year ended December 31, 2019 compared to $0 for the year ended December 31, 2018, respectively. The inventory reserve allowance adjusts the net realizable carrying value of inventory on hand.

Gross Profit. Gross profit was $9,713,691 for the year ended December 31, 2019 compared to $11,049,840 for the same period in 2018, representing a decrease of $1,336,149, or 12.1%. The gross profit margin was 51.9% for the year ended December 31, 2019 and 61.1% for the same period in 2018. The decrease in gross profit was primarily due to differences in the quantity and type of simulator systems, type of accessories and variety of services sold.

Operating Expenses. Net operating expense was $9,451,373 for the year ended December 31, 2019 compared to $10,049,939 for the same period in 2018, representing a decrease of $598,566, or 6.0%. The year-over-year decrease in general and administrative was due to a decrease in stock option compensation and redemptions, a decrease in professional services and public company expenses, partially offset by an increase in salaries and benefits, an increase in sales and marketing, and an increase in facilities costs. During the year ended December 31, 2019, there was a $119,750 allowance for bad debt on accounts and note receivable and $280,000 impairment loss recorded as general and administrative expense on the Statement of Operations. For the year ended December 31, 2018, there was a $317,967 allowance for bad debt on accounts and note receivable and a $254,933 impairment loss recorded as general and administrative expenses on the Statement of Operations.

Income from Operations. Income from operations was $262,318 for the year ended December 31, 2019 compared to $999,901 for the same period in 2018, representing a decrease of $737,583, or 73.8%, resulting from an increase in cost of sales partially offset by a decrease in operating expenses.

Income Tax Expense. Income tax expense was $446,725 for the year ended December 31, 2019 compared to $309,998 for the same period in 2018, representing an increase of $136,727, or 44.1%. The increase resulted from a true-up of our deferred tax asset and temporary timing differences in deferred revenue, reserves, depreciation and amortization, and net operating loss carryforward, offset by an adjustment for taxes prepaid and refunded from prior year tax overpayments.

Other Income (Expense). Other income net of other expense was $109,130 for the year ended December 31, 2019 compared to $128,189 for the same period in 2018, representing a decrease of $19,059, or 14.9%, primarily resulting from a decrease in miscellaneous income.

Net Income (Loss). Net loss was $75,277 for the year ended December 31, 2019 compared to net income of $818,092 for the same period in 2018, representing a decrease of $893,369, or 109.2%, related to each respective section discussed above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (AEBITDA). Explanation and Use of Non-GAAP Financial Measures:

Earnings (loss) before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense, impairment expense and bad debt expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. Adjusted EBITDA should not be considered as an alternative for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. A reconciliation of net income to adjusted EBITDA is provided in the following table:

	Year Ended
	December 31,	December 31,	Increase	%
	2019	2018	(Decrease)	Change

Net (loss) income	$(75,277)	$818,092	$(893,369)	-109.2%
Adjustments:
Provision for income taxes	446,725	309,998	136,727	44.1%
Depreciation and amortization	307,952	291,855	16,097	5.5%
EBITDA	679,400	1,419,945	(740,545)	-52.2%
Impairment loss on That’s Eatertainment, related party	280,000	254,933	25,067	9.8%
Non-cash stock option compensation	-	7,124	(7,124)	-100.0%
Reserve for note receivable	108,174	266,813	(158,639)	-59.5%

Adjusted EBITDA	$1,067,574	$1,948,815	$(881,241)	-45.2%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $1,415,091 and $2,500,381 cash and cash equivalents as of December 31, 2019 and 2018, respectively. The Company also held certificates of deposits with maturities less than six months, which are recorded as short-term investments, totaling $1,915,000 and $3,490,000 as of December 31, 2019 and 2018, respectively. Working capital was $7,173,280 and $6,769,068 as of December 31, 2019 and 2018, respectively.

Net cash used in operating activities was $1,432,351 for the year ended December 31, 2019 and net cash provided by operating activities was $1,828,075 for the year ended December 31, 2018. Operating activities in 2019 consisted of changes in working capital with significant cash used for increased accounts receivable and unbilled revenue offset by deferred revenue. Operating activities in 2018 consisted primarily of changes in working capital.

Net cash provided by investing activities was $699,165 for the year ended December 31, 2019 and net cash used in investing activities was $3,782,827 for the year ended December 31, 2018. Investing activities in 2019 consisted of purchase and sales of property and equipment, purchase of intangible assets, and purchase and redemption of certificates of deposit. Investing activities in 2018 consisted of purchase of property and equipment, and purchase and redemption of certificates of deposit.

Net cash used in financing activities was $352,104 and $625,312 for the years ended December 31, 2019 and 2018, respectively. Financing activities in both 2019 and 2018 consisted of repurchase of stock options, purchase of treasury stock and repayment of the note payable for the machine shop.

Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $4.2 million for the three months ended December 31, 2019. The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of December 31, 2019, the Company’s backlog was $9.6 million. The total combined revenues and backlog were $28.3 million for the year ended December 31, 2019 compared to $24.9 million for the same period in 2018, representing an increase of $3.4 million or 13.7%.

Management estimates the majority of the new bookings received in the fourth quarter of 2019 will be converted to revenue in 2020. Management’s estimates for the conversion of backlog is based on current contract delivery dates, however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating our company and maintaining our current business strategy for more than 12 months from the filing of this Annual Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to purchase a business or assets, expand our production capacity, expand our product and services, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

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

Basis of Presentation and Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. Actual results could differ significantly from those estimates.

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

The Company regularly evaluates the financial condition of the borrowers under its notes receivable considering such factors as those discussed above and the known and inherent risks in the notes. The Company establishes a reserve once it has estimated that all or a portion of the notes receivable is uncollectible.

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

Cost Method Investments

The Company holds an investment in TEC. The stock of TEC does not have a readily determinable fair value and is measured at cost minus impairment, if any. Management regularly evaluates the recoverability of its investment in TEC based on TEC’s performance and financial position. During the year ended December 31, 2019, the Company utilized TEC’s recent offer to sell, and an investor’s bona fide offer to purchase, as an indicator of the fair value of TEC’s common stock.

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

In reviewing our contracts, the identification of the performance obligations within the contracts, allocation of the transaction price to the performance obligations and the point when performance obligations were satisfied required significant judgment. In identifying the performance obligations, the Company considered whether the customer has a reasonable expectation that the Company will provide those goods or services and would view those goods or services as part of the negotiated exchange. The Company believes that, generally, our performance obligations are explicit in the contracts. The Company allocates the transaction price to the performance obligations based on the relative standalone selling price basis. This required consideration and determination of the stand-alone selling price for each distinct good or service using various sources of information. Under ASC 606, the Company recognizes revenue only when it satisfies a performance obligation by transferring the good or service to the customer. To determine when the performance obligation had been transferred to the customer, the Company considered control of the performance obligation transferred once the customer had the right and ability to direct the use of the product or service and the customer obtained substantially all of the remaining benefit from the products and services.

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

Warranty Reserve

For sales to customers within the U.S. and for all international sales, we typically provide a one-year assurance-type warranty but may provide longer warranty periods if contractually required. We provide a warranty on our simulators that covers the cost of replacement parts and labor on defective products. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranty policies and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. At our discretion, based upon the cost to either repair or replace a product, we have occasionally replaced such products covered under warranty with a new or refurbished model. We periodically assess the adequacy of our recorded warranty liability and make adjustments to the accrual as claims data and historical experience warrants.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors and Shareholders of

VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VirTra, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

March 23, 2020

VIRTRA, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,415,091	$2,500,381
Certificates of deposit	1,915,000	3,490,000
Accounts receivable, net	2,307,972	1,302,010
Interest receivable	7,340	21,385
That’s Eatertainment interest and note receivable, net, related party	-	292,138
Trade note receivable, net	-	96,282
Inventory, net	1,949,414	1,612,002
Unbilled revenue	3,579,942	689,153
Prepaid expenses and other current assets	353,975	377,520

Total current assets	11,528,734	10,380,871

LONG-TERM ASSETS
Property and equipment, net	1,028,198	678,245
Operating lease right-of-use asset, net	1,390,873	-
Intangible assets, net	217,930	-
That’s Eatertainment note receivable, long-term, related party	291,110	-
Trade note receivable, long-term	-	6,843
Security deposits, long-term	19,712	339,756
Other assets, long-term	351,236	292,298
Deferred tax asset, net	1,792,000	2,400,000
Investment in That’s Eatertainment, related party	840,000	1,120,000

Total long-term assets	5,931,059	4,837,142

TOTAL ASSETS	$17,459,793	$15,218,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$621,127	$429,949
Accrued compensation and related costs	611,487	613,691
Accrued expenses and other current liabilities	334,751	632,606
Note payable, current	-	11,250
Operating lease liability, short-term	297,244	-
Deferred revenue, short-term	2,490,845	1,924,307

Total current liabilities	4,355,454	3,611,803

LONG-TERM LIABILITIES:
Deferred revenue, long-term	1,748,257	962,356
Deferred rent liability	-	46,523
Operating lease liability, long-term	1,174,882	-

Total long-term liabilities	2,923,139	1,008,879

Total liabilities	7,278,593	4,620,682

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,745,030 shares issued and outstanding as of December 31, 2019 and 7,827,651 shares issued and 7,816,944 shares outstanding as of December 31, 2018	775	783
Class A common stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Treasury stock at cost; nil shares outstanding as of December 31, 2019 and 10,707 shares outstanding as of December 31, 2018	-	(37,308)
Additional paid-in capital	13,894,680	14,272,834
Accumulated deficit	(3,714,255)	(3,638,978)

Total stockholders’ equity	10,181,200	10,597,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,459,793	$15,218,013

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2019	2018
REVENUES
Net sales	$18,558,741	$17,522,913
That’s Eatertainment royalties/licensing fees, related party	130,625	549,568
Other royalties/licensing fees	22,557	7,645
Total revenue	18,711,923	18,080,126

Cost of sales	8,998,232	7,030,286

Gross profit	9,713,691	11,049,840

OPERATING EXPENSES
General and administrative	8,105,860	8,691,957
Research and development	1,345,513	1,357,982

Net operating expense	9,451,373	10,049,939

Income from operations	262,318	999,901

OTHER INCOME (EXPENSE)
Other income	115,736	132,757
Other expense	(6,606)	(4,568)

Net other income	109,130	128,189

Income before provision for income taxes	371,448	1,128,090

Provision for income taxes	446,725	309,998

NET (LOSS) INCOME	$(75,277)	$818,092

Net (loss) income earnings per common share
Basic	$(0.01)	$0.10
Diluted	$(0.01)	$0.10

Weighted average shares outstanding
Basic	7,747,655	7,903,801
Diluted	7,747,655	8,254,376

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2018	-	$-	7,927,774	$793	$14,954,563	$(112,109)	$(4,457,070)	$10,368,177
Stock options exercised	-	-	10,700	1	10,499	-	-	10,500
Stock based compensation	-	-	-	-	7,124	-	-	7,124
Stock options repurchased	-	-	-	-	(242,625)	-	-	(242,625)
Purchase of treasury stock	-	-	-	-	-	(381,937)	-	(381,937)
Treasury stock cancelled	-	-	(110,823)	(11)	(456,727)	456,738	-	-
Net income	-	-	-	-	-	-	818,092	818,092
Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Stock options exercised	-	-	10,775	2	11,424	-	-	11,426
Stock options repurchased	-	-	-	-	(34,076)	-	-	(34,076)
Purchase of Treasury stock	-	-	-	-	-	(318,204)	-	(318,204)
Treasury stock cancelled	-	-	(93,396)	(10)	(355,502)	355,512	-	-
Net loss	-	-	-	-	-	-	(75,277)	(75,277)
Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net (loss) income	$(75,277)	$818,092
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	307,952	291,855
Right-of-use amortization	283,984	-
Deferred taxes	608,000	310,182
Impairment of investment in That’s Eatertainment, related party	280,000	254,933
Stock compensation	-	7,124
Reserve for note receivable	108,174	266,813
Changes in operating assets and liabilities:
Accounts receivable, net	(1,005,962)	176,125
That’s Eatertainment note receivable, net, related party	(4,673)	(292,138)
Trade note receivable, net	652	(369,938)
Interest receivable	14,045	(21,385)
Inventory, net	(337,412)	108,436
Unbilled revenue	(2,890,789)	532,894
Prepaid expenses and other current assets	23,545	208,919
Other assets	(58,938)	(292,298)
Security deposits, long-term	320,044	(339,756)
Accounts payable and other accrued expenses	(108,881)	303,387
Payments on operating lease liability	(249,254)	-
Deferred revenue	1,352,439	(135,170)

Net cash (used in) provided by operating activities	(1,432,351)	1,828,075

Cash flows from investing activities:
Purchase of certificates of deposit	(3,560,000)	(3,960,000)
Redemption of certificates of deposit	5,135,000	470,000
Purchase of intangible assets	(226,078)	-
Purchase of property and equipment	(653,397)	(292,827)
Proceeds from sale of property and equipment	3,640	-

Net cash provided by (used in) investing activities	699,165	(3,782,827)

Cash flows from financing activities:
Repurchase of stock options	(34,076)	(242,625)
Repayment of debt	(11,250)	(11,250)
Stock options exercised	11,426	10,500
Purchase of treasury stock	(318,204)	(381,937)

Net cash used in financing activities	(352,104)	(625,312)

Net decrease in cash	(1,085,290)	(2,580,064)
Cash, beginning of period	2,500,381	5,080,445

Cash, end of period	$1,415,091	$2,500,381

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$(161,275)	$10,074

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accounts to notes receivable	$-	$693,044
Conversion of That’s Eatertainment note receivable to long-term, related party	$292,138	$-
Treasury stock cancelled	$355,512	$456,738
Operating lease right of use asset and liabilities, net of deferred rent	$1,674,857	$-

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

Effective March 2, 2018, the Company effected a 1-for-2 reverse stock split of its issued and outstanding common stock, par value $0.0001 per share (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report refer to the number of shares of common stock after giving effect to the Reverse Stock Split.

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

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the 2019 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

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

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software, the sale of customized content scenarios, and the sale of extended service-type warranties. Sales discounts are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets (accounts receivable and unbilled revenue). Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current and long-term liabilities (deferred revenue) until earned. The following briefly summarizes the nature of our performance obligations and method of revenue recognition:

Performance Obligation	Method of Recognition

Simulator and accessories	Upon transfer of control

Installation and training	Upon completion or over the period of services being rendered

Extended service-type warranty	Deferred and recognized over the life of the extended warranty

Customized software and content	Upon transfer of control or over the period services are performed depending on the terms of the contract

Customized content scenario	As performance obligation is transferred over time (input method using time and materials expended)

Sales-based royalty exchanged for license of intellectual property	Recognized as the performance obligation is satisfied over time – which is as the sales occur

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

	Year ended December 31,
	2019				2018
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$530,742	$11,069,039	$1,992,819	$13,592,600	$528,696	$12,035,648	$2,018,827	$14,583,171
Extended service-type warranties	35,148	2,132,864	$203,421	2,371,433	34,125	1,685,222	176,730	1,896,077
Customized software and customized content scenarios	103,424	1,457,424	$68,702	1,629,550	5,218	478,910	11,940	496,068
Installation and training	46,630	678,211	$240,317	965,158	15,046	385,790	146,761	547,597
Licensing and royalties	153,182	-	-	153,182	557,213	-	-	557,213
Total Revenue	$869,126	$15,337,538	$2,505,259	$18,711,923	$1,140,298	$14,585,570	$2,354,258	$18,080,126

For the year ended December 31, 2019, governmental customers comprised $15,337,538, or 82% of total net sales, commercial customers comprised $869,126 or 5% of total net sales and international customers comprised $2,505,259, or 13% of total net sales. By comparison, for the year ended December 31, 2018, governmental customers comprised $14,585,570, or 81% of total net sales, commercial customer comprised $1,140,298 or 6% of total net sales and international customers comprised $2,354,258, or 13% of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for STEP operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $651,073 and $186,450 at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $180,041 and $687,695, respectively, related to customer deposits that were included in deferred revenue, long-term, at the beginning of each period. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,829,052 and $1,604,637 at December 31, 2019 and 2018, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,748,257 and $962,356 at December 31, 2019 and 2018, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $257,000 and $200,505 at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $2,371,433 and $1,896,077, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $10,720 and $133,220 at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $122,500 and $3,786, respectively, related to customer retainage that were included in the liability at the beginning of each period. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date, allowing the Company to invoice and recover the retainage.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures. Recognition, measurement, and presentation of expenses depends on classification as a finance lease or an operating lease. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods after January 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Refer to Note 6 - Leases.

In July 2017, the FASB issued ASU No. 2017-11 – “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” Part I of ASU No. 2017-11 applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU No. 2017-11 on January 1, 2019 did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at December 31, 2019 and 2018 due to their short maturities. The fair value of the notes receivable approximates its carrying value, using level 3 inputs, at December 31, 2019 and 2018.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $34,177 and $23,044 at December 31, 2019 and 2018, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history, the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. During 2019, the Company realized a full credit loss against a note receivable totaling $369,286. The allowance for uncollectible notes receivable was $108,174 and $266,813 at December 31, 2019 and 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory reserves were $120,652 and $105,031 at December 31, 2019 and 2018, respectively.

Investments in Other Companies

The Company accounts for investments in other companies that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has elected to utilize the cost minus impairment approach because the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 8. Collaboration Agreement with Related Party.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the year ended December 31, 2019 and 2018, the Company recognized an impairment loss of $280,000 and $254,933, respectively. Management regularly assesses the classification of its investments.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Gains or losses related to retirements or disposition of fixed assets are recognized in operations in the period incurred. Costs of normal repairs and maintenance are charged to expense as incurred, while betterments or renewals are capitalized. Depreciation commences at the time the assets are placed in service or for STEP equipment under agreements, when the equipment is made available for use by the customer. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term. For STEP equipment under agreements, depreciation is provided using the straight-line method over the sixty-month maximum useful life instead of the remaining agreement term. Estimated useful lives are summarized as follows:

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Machinery and equipment	5-7 years
STEP equipment	5 years
Leasehold improvements	7 years

Intangible Assets

Intangible assets at December 31, 2019 are comprised of various patents. We compute amortization expense on the intangible assets using the straight-line method over the estimate remaining useful lives of 17 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $828,692 and $762,658 for the years ended December 31, 2019 and 2018, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development expense was $1,345,513 and $1,357,982 for the years ended December 31, 2019 and 2018, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 10. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $1,069,887 and $2,014,987 at December 31, 2019 and 2018, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Management performs ongoing evaluations of the collectability of its notes receivable and maintains an allowance for estimated losses. The Company’s remaining note receivable is due from one related party and is unsecured but the note can be converted to equity at the Company’s discretions (See Note 2. Notes Receivable and Note 8. Collaboration Agreement with Related Party.)

Historically, the Company primarily sells its products to United States federal and state agencies. For the year ended December 31, 2019, one agency comprised 18% and one agency comprised 12% of total net sales. By comparison, for the year ended December 31, 2018, one federal agency comprised 34% of total net sales. As of December 31, 2019, one federal agency comprised 30% and one international customer comprised 20% of total accounts receivable. By comparison, as of December 31, 2018, one federal agency comprised 26% and one state agency comprised 20% of total accounts receivables.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was recorded at December 31, 2019 and 2018.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at December 31, 2019 and 2018. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2019 or 2018.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2014 and 2019; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At December 31, 2019 and 2018, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the years ended December 31, 2019 and 2018.

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

Net (Loss) Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Year Ended December 31,
	2019	2018
Net (loss) income	$(75,277)	$818,092

Weighted average common stock outstanding	7,747,655	7,903,801
Incremental shares from stock options	-	350,575

Weighted average common stock outstanding - diluted	7,747,655	8,254,376

Net (loss) income per common share and common equivalent shares
Basic	$(0.01)	$0.10
Diluted	$(0.01)	$0.10

The Company has potentially dilutive securities outstanding that are not included in the diluted earnings per share calculation for the years ended December 31, 2019 and 2018 because their effect would be anti-dilutive. These potentially dilutive securities, comprised entirely of the Company’s stock options, totaled 26,667 and 12,917 for the years ended December 31, 2019 and 2018, respectively.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which together with subsequent amendments provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 and related amendments are effective for us on January 1, 2020, the adoption of 2016-13 will not have a material impact on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020, the adoption will not have a material impact on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its financial statements.

Note 2. Notes Receivable

An unsecured promissory note was executed on March 23, 2018 by a customer converting its past-due trade receivable from the sale of goods and services in the amount of $400,906. The customer made periodic payments on the note and the principal and accrued interest due as of December 31, 2018 was $374,034. Due to the uncertainty of collection, the Company had recorded an allowance against the note receivable balance in the amount of $266,813 at December 31, 2018. During 2019, the Company received a single payment of $10,000. Legal judgement was pursued and the Company was awarded a court ordered judgement against the customer totaling $396,575 plus interest to accrue at 6.25% per annum from the date of judgement until paid. In November 2019 the customer dissolved its legal entity and the balance of the note receivable $102,473 was written off to bad debt expense at December 31, 2019.

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party (see Note 8. Collaboration Agreement with Related Party), in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. In July 2019, the Convertible Note’s maturity date was extended to August, 2020, all other promissory note terms remain unchanged. Under the terms of the Convertible Note, TEC remitted a payment of $16,000 of which $14,972 was applied to accrued interest and $1,028 to principal. The convertible Note’s principal and accrued interest due as of December 31, 2019 and 2018 was $296,811 and $298,244, respectively. Because the Convertible Note is from a related party and has a history of being extended, the asset may not be converted to cash within one year and is therefore classified as long-term asset. Additionally, a reserve for collectability has been recorded for the years ended December 31, 2019 totaling $5,701. See Note 8-Collaboration Agreement with Related Party.

Note 3. Inventory

Inventory consisted of the following as of:

	December 31, 2019	December 31, 2018

Raw materials and work in process	$2,070,066	$1,717,033
Reserve	(120,652)	(105,031)

Total inventory	$1,949,414	$1,612,002

During 2019 and 2018, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $351,236 and $292,298 of spare replacement parts as Other Assets, long-term on the Balance Sheet at December 31, 2019 and 2018, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2019	December 31, 2018

Computer equipment	$1,115,326	$1,054,004
Furniture and office equipment	223,925	207,921
Machinery and equipment	1,096,898	1,021,188
Leasehold improvements	334,934	324,313
STEP equipment	481,946	-

Total property and equipment	3,253,029	2,607,426
Less: Accumulated depreciation	(2,224,831)	(1,929,181)

Property and equipment, net	$1,028,198	$678,245

Depreciation expense, including STEP depreciation, was $299,804 and $291,855 for the years ended December 31, 2019 and 2018, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	December 31, 2019	December 31, 2018
Patents	$160,000	$-
Capitalized media content	66,078	-

Total intangible asset	226,078	-
Less: Accumulated amortization	(8,148)	-

Intangible asset, net	$217,930	$-

Amortization expense was $8,148 and $0 for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining period is 17 years.

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

The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right of use assets, net, operating lease liability – short-term, and operating lease liability – long-term on its balance sheets.

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

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	December 31, 2019
Assets
Operating lease right-of-use assets, January 1, 2019	$1,674,857
Amortization for the year ended December 31, 2019	(283,984)
Total operating lease right-of-use asset, December 31, 2019	$1,390,873
Liabilities
Current
Operating lease liability, short-term	$297,244
Non-current
Operating lease liability, long-term	1,174,882
Total lease liabilities	$1,472,126

Future minimum lease payments as of December 31, 2019 under non-cancelable operating leases are as follows:

2020	$357,452
2021	368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,626,323
Less: imputed interest	(154,197)
Operating lease liability	$1,472,126

The Company had a deferred rent liability of $0 and $46,523 as of December 31, 2019 and 2018, respectively, relative to the increasing future minimum lease payments. Rent expense for the years ended December 31, 2019 and 2018 was $499,612 and $474,928, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2019	December 31, 2018

Salaries and wages payable	$192,161	$147,677
Medical contribution payable	1,633	-
401(k) contributions payable	9,626	8,232
Accrued paid time off (PTO)	287,846	265,962
Profit sharing payable	120,221	191,820

Total accrued compensation and related costs	$611,487	$613,691

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2019	December 31, 2018

Manufacturer’s warranties	$257,000	$200,505
Warranties - other	74,176	189,983
Loss contingencies	-	40,000
Taxes payable	2,382	202,118
Miscellaneous payable	1,193	-

Total accrued expenses and other current liabilities	$334,751	$632,606

Note 8. Collaboration Agreement with Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with MR, a wholly-owned subsidiary of TEC, a related party. Mitchell Saltz, who is a member of the Company’s Board of Directors, is Chairman of the Board and majority stockholder of TEC. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Additionally, under the terms of the Co-Venture Agreement, equity representing five percent (5%) of Modern Round’s ownership interest, on a fully-diluted basis, was issued to the Company. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds at December 31, 2019, 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding common shares of TEC. During the year ended December 31, 2019 and 2018, the Company recognized an impairment loss of $280,000 and $254,933, respectively. The Company recorded its investment at cost minus impairment as of December 31, 2019 and 2018, at $840,000 and $1,120,000, respectively.

In addition, at December 31, 2019, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1 for 12,000 reverse stock split and the 2,000 for 1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 9. Related Party Transactions

During the years ended December 31, 2019 and 2018, the Company redeemed 34,225 and 220,523 previously awarded options reaching expiration from related parties, including the Company’s CEO, COO, an employee, a Board Director and Executives. These redemptions eliminated the stock options and resulted in a total of $38,353 and $551,682 in additional compensation expense in 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, related parties exercised 5,000 and 10,700 previously awarded options for the exercise price of $5,650 and $10,500, respectively, resulting in issuance of common stock to the CEO and one member of the Board of Directors.

Mr. Saltz, who is a member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as a majority stockholder of TEC. The Company has entered into a Co-venture Agreement with TEC (See Note 8. Collaboration Agreement with Related Party.) The Company owns 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. The Company recognized $130,625 and $549,568 for license fees (royalties) for the years ended December 31, 2019 and 2018, pursuant to the terms of the Co-Venture Agreement. At December 31, 2019 and 2018, TEC had accounts receivable balances outstanding of $0 and $16,743, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc., a vendor of the Company. In 2019 and 2018, the Company purchased specialized equipment from Natural Point in the amount of $167,302 and $122,758, respectively. At December 31, 2019 the Company had an outstanding balance payable to Natural Point of $34,865. At December 31, 2018 the Company had a prepaid balance outstanding with Natural Point of $1,020.

Note 10. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June 2018, the Company initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer had raised allegations of breach of contract and breach of warranty and the Company sought relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. In May 2019, the Company entered into a settlement agreement of $76,250. The agreement does not constitute an admission of any unlawful conduct or wrongdoing. The Company had established a probable and estimated loss contingency of $40,000 as of December 31, 2018. The full amount of the settlement has been paid at December 31, 2019.

The Company evaluated the collection history on its trade note receivable (See Note 2. Notes Receivable) and determined the note was in default. Based on collection history, interest accrual was suspended as of the last payment received in February 2019. In accordance with the terms of the note, accelerated payment was demanded. The Company filed a verified complaint in the Superior Court of Arizona for the outstanding principal balance plus accrued interest, late fees and reasonable attorneys’ fees. On September 20, 2019, the Superior Court of Arizona awarded, in favor of VirTra, a Form of Judgement totaling $396,575, with interest accruing at the rate of 6.25% from date of judgment until such amount has been paid in full. In November 2019 the customer dissolved its legal entity and the balance of the note receivable $102,473 was written off to bad debt expense at December 31, 2019.

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

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the years ending December 31, 2019 and 2018, the amount expensed to operations was $93,160 and $166,506, respectively. The 2019 profit-sharing estimate is revised quarterly and will be finalized after the year-end financial audit.

Note 11. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities is as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$762,000	$586,000
Tax Credits	286,000	-
Deferred revenue	58,000	989,000
Non-qualified stock option expense	136,000	147,000
Investment in That’s Eatertainment (TEC), a related party	51,000	39,000
Reserves, accruals and other	231,000	160,000
Accumulated depreciation and amortization	268,000	479,000
Total deferred tax assets	1,792,000	2,400,000
Less: Valuation allowance	-	-
Net deferred tax assets	$1,792,000	$2,400,000

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses has not occurred. The Company believes it has approximately $1.3 million of federal net operating loss carry-forwards as of December 31, 2019, that are available to offset future taxable income that expire in various years through 2039.

Significant components of the (provision) for income tax as follows:

	December 31, 2019	December 31, 2018
Current	$(162,000)	$-
Deferred	608,000	310,000
Change in valuation allowance	-	-
Provision for income taxes	$446,000	$310,000

The Company is subject to federal and state taxes. A reconciliation of the Company’s effective income tax rate to the federal statutory rate is as follows:

	December 31, 2019		December 31, 2018
	$	%	$	%
Federal income tax expense at the statutory rate	$78,000	21.0%	$237,000	21.0%
State income taxes, net of federal benefit	20,000	5.4%	62,000	5.5%
Permanent differences	79,665	21.4%	73,000	6.5%
Tax return true-ups and other	268,335	72.2%	(62,000)	5.5%
Change in federal income tax rates	-	0.0%	-	0.0%
Change in valuation allowance	-	0.0%	-	0.0%
Provision for income taxes	$446,000	120.1%	$310,000	27.5%

Provision for income taxes increased in 2019 from a true-up of the deferred tax asset and temporary timing differences in deferred revenue, reserves, depreciation and amortization, and net operating loss carryforward, offset by an adjustment for taxes prepaid and refunded from prior year tax over payments.

Note 12. Stockholders’ Equity

Authorized Capital

Common Stock.

Authorized Shares. The Company is authorized to issue 60,000,000 shares of common stock, par value $0.0001 per share, of which (a) 50,000,000 shares shall be common stock, par value $0.0001, (b) 2,500,000 shares shall be Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and (c) 7,500,000 shares shall be Class B common stock, par value $0.0001 per share (the “Class B Common Stock”). No shares of Class A Common Stock or Class B Common Stock has been issued.

Rights and Preferences. Voting Rights. Except as otherwise required by the Nevada Revised Statues or as provided by or pursuant to the provisions of the Company’s articles of incorporation:

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

Stock Repurchase

On October 25, 2016 the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan.

Treasury Stock

During the year ended December 31, 2019, the Company purchased 82,689 treasury shares at an average cost of $3.85 per share. At December 31, 2019, all treasury shares outstanding had been cancelled and returned to shares authorized. At December 31, 2018, the Company held 10,707 treasury shares at an average cost of $3.48 per share.

	Year Ended December 31,
	2019		2018
Period:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased	Average Price Paid per Share

Repurchased Shares - January-March	68,239	$3.82	-	$-
Repurchased Shares - April-June	14,450	$3.97	-	$-
Repurchased Shares - July-September	-	$-	-	$-
Repurchased Shares - October-December	-	$-	98,063	$3.89
Total	82,689	$3.85	98,063	$3.89

Repurchased Shares Status
Repurchased Shares Cancelled	82,689		87,356
Repurchased Shares Held in Treasury	-		10,707
Total	82,689		98,063

Approximate Funds Remaining in Repurchase Plan as of December 31, 2019	$1,188,000

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

	December 31, 2019		December 31, 2018
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	279,167	$2.25	531,667	$1.85
Granted	-	-	-	-
Redeemed	(34,225)	1.13	(220,523)	1.30
Exercised	(10,775)	1.06	(10,700)	1.40
Expired / terminated	-	-	(21,277)	1.40
Options outstanding, end of year	234,167	$2.47	279,167	$2.34
Options exercisable, end of year	234,167	$2.47	279,167	$2.34

The Company did not have any non-vested stock options outstanding as of December 31, 2019. The weighted average contractual term for options outstanding and exercisable at December 31, 2019 and 2018 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2019 and 2018 was $731,112 and $1,745,690, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $14,770 and $41,973, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. For the years ended December 31, 2019 and 2018, the Company received payments related to the exercise of options in the amount of $11,426 and $10,500, respectively. The total fair value of shares vested during the years ended December 31, 2019 and 2018 is $0 and $30,700, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2019:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.80 - $.99	70,000	$0.87	70,000	$0.87
$1.00 - $1.99	45,000	$1.60	45,000	$1.60
$2.00 - $2.99	42,500	$2.48	42,500	$2.48
$3.00 - $3.99	25,000	$3.50	25,000	$3.50
$4.00 - $4.99	25,000	$4.25	25,000	$4.25
$5.00 - $5.99	26,667	$5.50	26,667	$5.50
$.40 - $2.99	234,167	$2.47	234,167	$2.47

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2018:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.80 - $.99	78,750	$0.88	78,750	$0.88
$1.00 - $1.99	81,250	$1.40	81,250	$1.40
$2.00 - $2.99	42,500	$2.48	42,500	$2.48
$3.00 - $3.99	25,000	$3.50	25,000	$3.50
$4.00 - $4.99	25,000	$4.25	25,000	$4.25
$5.00 - $5.99	26,667	$5.50	26,667	$5.50
$.40 - $2.99	279,167	$2.25	279,167	$2.25

2017 Equity Incentive Plan

On August 23, 2017, our Board approved, subject to stockholder approval at the annual meeting of stockholders on October 6, 2017, the VirTra, Inc. 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 1,187,500 shares of our common stock was initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased on January 1, 2019, and each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board.

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

At December 31, 2019 and 2018, there were no options issued under the Equity Plan.

Note 13. Subsequent Events

In March, 2020, at a regularly scheduled meeting the Company’s Board of Directors unanimously approved the filing of a Form S-3 registration with the US Securities and Exchange Commission subsequent to the completion of its 2019 annual audit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (i) the lack of multiple levels of management review on complex business, accounting and financial reporting issues, and (ii) we had not implemented adequate system and manual controls. Until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of March 23, 2020. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his successor is elected and qualified. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

Name	Age	Position/Title
Robert D. Ferris	48	Chief Executive Officer, President and Chairman of the Board
Matthew D. Burlend	45	Chief Operating Officer, Vice President and Director
Judy A. Henry	58	Chief Financial Officer, Secretary and Treasurer
Mitchell A. Saltz	66	Director
Jeffrey D. Brown	56	Director
James Richardson	43	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

Robert D. Ferris. Mr. Ferris has been our Chief Executive Officer and Chairman of the Board of Directors since 2008 and has been our President since founding Ferris Productions, Inc. (“Ferris Productions”) in 1993. Mr. Ferris has led VirTra in providing the market with revolutionary simulation training products that today impact millions of people in 32 counties. He has been awarded multiple patents, spoken at various trade shows, and has written or assisted with various ground-breaking articles and studies in the fields of virtual reality and simulation technology. Mr. Ferris is considered one of the top experts in the world at applying virtual reality and simulation technology to solve real world problems. Mr. Ferris attended the U.S. Air Force Academy and received a Bachelor’s degree in Systems Engineering from the University of Arizona. We believe Mr. Ferris’ history as a founder, officer and director of our company, and his management experience and industry knowledge, provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve as Chairman of our Board of Directors.

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

Mitchell A. Saltz. Mr. Saltz has served as a director of our company since 2016. Mr. Saltz has served as a director of American Outdoor Brands Corporation (formerly, Smith & Wesson Holding Corporation) (“American Outdoor”), a publicly traded company with shares listed on NASDAQ, since 1998 and served as its Chairman of the Board and Chief Executive Officer from 1998 through 2003. American Outdoor is a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. Mr. Saltz has been since December 2015 Chairman of the Board of Modern Round Entertainment Corporation, a company formed to create and roll out nationally an entertainment concept centered around a virtual interactive shooting experience utilizing laser technology-based replica firearms and extensive food and beverage offerings, and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Saltz has served as the Chairman of Quest Resource Holding Corporation (formerly Infinity Resources Holdings Corp.), an environmental solutions company that serves as a single-service provider of recycling and environment-related programs, services, and information, or its predecessors since 2005 and the Chairman and Managing Partner of Southwest Capital Partners, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1997, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to Smith & Wesson Holding Corporation. We believe Mr. Saltz’s history as a founder and former officer of American Outdoor, and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Jeffrey D. Brown. Mr. Brown has served as a director of our company since 2011. Mr. Brown has been a Certified Public Accountant (“CPA”) since 1993 and a financial planning service provider for over 12 years, performing financial services for a wide range of companies. From 2002 to 2004, Mr. Brown was the Chief Financial Officer for Gold Canyon Candles, a provider of fragranced candles and accessories during a period of rapid growth in revenues. From 1990 to 1994, Mr. Brown was an auditor at Ernst & Young performing audits for a variety of organizations. Mr. Brown received a Bachelor of Science in Accounting from California State University, San Bernardino and his CPA designation in 1993. We believe Mr. Brown’s history as a financial and accounting services professional and a former auditor and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Ferris. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. Because a majority of our Board of Directors is independent, we believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors will hold executive sessions in which only independent directors are present.

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

Board Committees

Our Board of Directors has established three standing committees—the audit committee, compensation committee, and nominating and corporate governance committee—each of which operate under a charter that has been approved by our Board of Directors. We have appointed persons to the Board of Directors and committees of the Board as required meeting the corporate governance requirements of the NASDAQ Listing Rules.

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

Our nominating and corporate governance committee is responsible for, among other things:

●	To determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director.
●	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.
●	To review the Board’s committee structure and composition and to appoint directors to serve as members of each committee and committee chairmen.
●	To develop and recommend to the Board for approval standards for determining whether a director has a relationship with us that would impair its independence.
●	To review and discuss with management the disclosure regarding the operations of the nominating and corporate governance committee and director independence, and to recommend that this disclosure be included in our proxy statement or annual report on Form 10-K, as applicable.
●	To monitor compliance with our Code of Ethics and Business Conduct (the “Code of Ethics”), to investigate any alleged breach or violation of the Code of Ethics and to enforce the provisions of the Code of Ethics.
●	To meet at least two times a year.
●	To review the nominating and corporate governance committee charter at least annually and recommend any proposed changes to the Board for approval

Code of Ethics and Business Conduct and Whistleblower Protection Policy

We have adopted a written Code of Ethics, which outlines the principles of legal and ethical business conduct under which we do business. In addition, we have adopted a written Whistleblower Protection Policy to prevent adverse employment action of any kind against any of our employees who lawfully report information about (i) fraudulent activities within our company (including wire fraud, mail fraud and bank fraud), (ii) violations of the Sarbanes-Oxley Act pertaining to fraud against stockholders of the Company, (iii) questionable accounting, internal accounting controls or auditing matters of the Company, and (iv) conduct by our executives that violate our Code of Ethics, or that cause reports and other public disclosures by us that are not full, fair and accurate. To advance this commitment, we have adopted this Whistleblower Protection Policy. The Code of Ethics and Whistleblower Protection Policy are applicable to all of our directors, officers and employees and are available on our corporate website, www.virtra.com. We intend to disclose any amendments to our Code of Ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Director Compensation

2019 Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mitchell A. Saltz (1)	$24,000	$-	$-	$-	$-	$-	$24,000
Jeffrey D. Brown (2)	$24,000	$-	$-	$-	$-	$-	$24,000
James Richardson (3)	$24,000	$-	$-	$-	$-	$-	$24,000

(1)	In 2019, Mr. Saltz received an aggregate of $24,000 in quarterly compensation for attending Board meetings in person or telephonically during the year.

(2)	In 2019, Mr. Brown received $24,000 in quarterly compensation for attending Board meetings in person or telephonically during the year.

(3)	In 2019, Mr. Richardson received an aggregate of $24,000 in quarterly compensation for attending Board meetings in person or telephonically during the year.

We approved the payments of quarterly and annual cash retainers to each non-employee director (Messrs. Saltz, Brown and Richardson) to cover all Board and committee meetings, actions by written consent, and attendance fees. The cash retainers are in lieu of previously Board-approved awards of stock options and any other compensation to non-employee directors for serving on the Board of directors and committees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. We also may allow our non-employee directors to participate in any equity compensation plans that we have adopted or may adopt in the future. Historically, our directors that are our employees have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2019,
●	our three most highly compensated principal executive officers, other than our executives, who were serving as corporate officers at December 31, 2019 and whose compensation exceed $100,000, and
●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2019 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Robert D. Ferris,	12/31/2019	$241,545	$31,750	-	$6,050	(1)	-	$279,345
Chief Executive Officer	12/31/2018	$234,282	$106,064	-	$30,750	(2)	-	$371,096

Matthew D. Burlend,	12/31/2019	$216,771	$40,602	-	$-		-	$257,373
Chief Operating Officer	12/31/2018	$210,253	$81,312	-	$-		-	$291,565

Judy A. Henry,	12/31/2019	$170,001	$4,160	-	$-		-	$174,161
Chief Financial Officer	12/31/2018	$133,510	$3,748	-	$-		-	$137,258

(1)	In 2019, Mr. Ferris was issued 5,000 shares of our Common Stock at an average exercise price of $1.13 per share. The shares are valued at $6,050, which represents the aggregate grant date fair value computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

(2)	In 2018, Mr. Ferris was issued 7,500 shares of our Common Stock at an average exercise price of $1.40 per share. The shares are valued at $30,750, which represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 to the footnotes to our audited financial statements included elsewhere in this Annual Report for a discussion of the assumptions made in the valuation of these options.

Executive Employment Agreements

On April 2, 2012, we entered into three-year Employment Agreements with each of Messrs. Ferris and Burlend that call for base annual salaries of $195,000 and $175,000, respectively, subject to increases based on the cost of living at a minimum. The agreements automatically extend for additional periods of one year. These contracts have been renewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. On January 1, 2019, Messrs. Ferris’ and Burlend’s annual compensation was $241,545 and $216,771, respectively. The employment agreements entitle these executives to an annual cash bonus determined by our Board of Directors based on our performance. In addition, the agreements entitle these executives to participate in any stock option or restricted stock plan adopted by our Board of Directors. The amount of an award under any such plan and the vesting terms shall be as determined by the Board. In addition, we are obligated to provide the executives with family medical, dental, vision, disability and life insurance and participation in pension and retirement plans and other compensation plans discussed above.

Pursuant to the terms of the employment agreements, we may terminate an executive’s employment for cause as defined in the employment agreement and such cause is deemed to exist as determined by our Board of Directors at a Board meeting at which the executive and his counsel are first given the opportunity to address the Board with respect to such determination. If Messrs. Ferris or Burlend is terminated by us for any reason other than for cause, or if either of them voluntarily terminate their own respective employment for good reason but not including a change in control, then we shall, subject to the terms of the respective employment agreements, be obligated to pay the executive who terminated his employment an amount equal to the greater of (a) the executive’s annual base salary in effect on the day preceding the date of such termination or (b) the executive’s annual base salary during the twelve full calendar months preceding the date of such termination, times three. If a change of control of our company occurs while the executive is our employee and within 36 months from the date of such change in control we terminate the executive’s employment for any reason (except for the death or disability of the executive or for Cause) or the executive terminates his employment for any reason, then we shall, subject to certain limitations, pay the executive any earned and accrued but unpaid base salary through the date of termination plus an amount of severance pay equal to the greater of (a) the executive’s annual base salary in effect on the day preceding the date on which the change of control occurred or (b) the executive’s annual base salary during the twelve full calendar months preceding the date on which the change of control occurred, times four. In addition, any stock options awarded to the executives shall immediately vest and become exercisable upon a change of control. If the executive is terminated for any reason other than the executive’s voluntary termination for good reason as defined in the employment agreement, the executive whose employment has been terminated is prohibited for a period of two years from the date of termination of the employment agreement from direct competition with us, and shall not solicit any of our employees or customers. The employment agreements require us to indemnify each of the respective executives to the fullest extent permitted under Nevada law, our articles of incorporation and bylaws, which ever affords the greater protection to the executive.

During the year ended December 31, 2019, each of the Company’s Chief Executive Officer and Chief Operating Officer redeemed 25,000 previously awarded options reaching expiration. The redemptions resulted in $38,353 of additional compensation expense.

During the year ended December 31, 2019, the Chief Executive Officer exercised 5,000 previously awarded options for the exercise price of $5,650, resulting in issuance of Common Stock.

Employee Benefit and Equity Incentive Plans

Stock Options

Prior to October 2017, we periodically issued non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. These awards were suspended as of October 1, 2017. As of December 31, 2019, there were 234,167 options outstanding and 234,167 options exercisable at a weighted exercise price of $2.47 and $2.47, respectively.

On March 9, 2016, our Board of Directors approved a program under which we may repurchase outstanding vested Company stock options on an exception basis. Under the terms of the program, our Chief Executive Officer or Chief Operating Officer may cause us to redeem for cash any positive stock options for the net value of the stock option (stock price on the redemption date minus strike price). The cash redemption of stock options held by the Chief Executive Officer or Chief Operating Officer must be approved by our independent directors. We retain the right to reject any redemption request that is not in the best interest of our company.

Profit Sharing

We have a discretionary profit-sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2019 and 2018, the amount expensed to operations for this program was $93,160 and $166,506, respectively.

2017 Equity Incentive Plan

On August 23, 2017, our Board approved, subject to stockholder approval at the annual meeting of stockholders on October 6, 2017, the VirTra, Inc. 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 1,187,500 shares of our Common Stock were initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased on January 1, 2019 and will automatically increase each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board.

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

The Equity Plan authorized the compensation committee, without further stockholder approval, to provide for the cancellation of stock options or stock appreciation rights with exercise prices in excess of the fair market value of the underlying shares of Common Stock in exchange for new options or other equity awards with exercise prices equal to the fair market value of the underlying Common Stock or a cash payment.

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

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following:

●	Stock options. We may grant nonstatutory stock options or incentive stock options (as described in Section 422 of the Internal Revenue Code of 1986, as amended), each of which gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to purchase a number of shares of our Common Stock at an exercise price per share determined by the administrator, which may not be less than the fair market value of a share of our Common Stock on the date of grant.
●	Stock appreciation rights. A stock appreciation right gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of our Common Stock between the date of grant of the award and the date of its exercise. We may pay the appreciation in shares of our Common Stock or in cash.
●	Restricted stock. The administrator may grant restricted stock awards either as a bonus or as a purchase right at such price as the administrator determines. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the administrator specifies. Holders of restricted stock will have the right to vote the shares and to receive any dividends paid, except that the dividends will be subject to the same vesting conditions as the related shares.
●	Restricted stock units. Restricted stock units represent rights to receive shares of our Common Stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the administrator. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant restricted stock units that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.
●	Performance shares and performance units. Performance shares and performance units are awards that will result in a payment to their holder only if specified performance goals are achieved during a specified performance period. Performance share awards are rights denominated in shares of our Common Stock, while performance unit awards are rights denominated in dollars. The administrator establishes the applicable performance goals based on one or more measures of business performance enumerated in the Equity Plan, such as revenue, gross margin, net income or total stockholder return. To the extent earned, performance share and unit awards may be settled in cash or in shares of our Common Stock. Holders of performance shares or performance units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant performance shares that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.
●	Cash-based awards and other stock-based awards. The administrator may grant cash-based awards that specify a monetary payment or range of payments or other stock-based awards that specify a number or range of shares or units that, in either case, are subject to vesting or other conditions specified by the administrator. Settlement of these awards may be in cash or shares of our Common Stock, as determined by the administrator. Their holder will have no voting rights or right to receive cash dividends unless and until shares of our Common Stock are issued pursuant to the award. The administrator may grant dividend equivalent rights with respect to other stock-based awards.

In the event of a change in control as described in the Equity Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the Equity Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the Board of Directors who are not employees will automatically be accelerated in full. The Equity Plan also authorizes the compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of Common Stock in the change in control transaction over the exercise price per share, if any, under the award.

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

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Ferris	4/1/2013	5,000	-	-	$0.84	4/1/2020
	7/1/2013	5,000	-	-	$0.92	7/1/2020
	10/1/2013	5,000	-	-	$0.90	10/1/2020
	1/2/2014	5,000	-	-	$1.36	1/2/2021
	4/1/2014	5,000	-	-	$1.45	4/1/2021
	7/1/2014	5,000	-	-	$0.98	7/1/2021
	10/1/2014	5,000	-	-	$2.10	10/1/2021
	1/2/2015	5,000	-	-	$2.88	1/2/2022
	4/1/2015	5,000	-	-	$3.19	4/1/2022
	7/1/2015	5,000	-	-	$1.90	7/1/2022
	10/1/2015	5,000	-	-	$1.70	10/1/2022
	1/4/2016	5,000	-	-	$2.80	1/2/2023
	4/1/2016	5,000	-	-	$2.23	4/1/2023
	7/1/2016	5,000	-	-	$4.19	7/1/2023
	10/1/2016	5,000	-	-	$5.88	10/1/2023
	1/1/2017	5,000	-	-	$5.20	1/1/2024
	4/1/2017	5,000	-	-	$4.30	4/1/2024
	7/1/2017	5,000	-	-	$3.76	7/1/2024
Total		90,000

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Matthew D. Burlend	4/1/2013	3,750	-	-	$0.84	4/1/2020
	7/1/2013	3,750	-	-	$0.92	7/1/2020
	10/1/2013	3,750	-	-	$0.90	10/1/2020
	1/2/2014	3,750	-	-	$1.36	1/2/2021
	4/1/2014	3,750	-	-	$1.45	4/1/2021
	7/1/2014	3,750	-	-	$0.98	7/1/2021
	10/1/2014	3,750	-	-	$2.10	10/1/2021
	1/2/2015	3,750	-	-	$2.88	1/2/2022
	4/1/2015	3,750	-	-	$3.19	4/1/2022
	7/1/2015	3,750	-	-	$1.90	7/1/2022
	10/1/2015	3,750	-	-	$1.70	10/1/2022
	1/4/2016	3,750	-	-	$2.80	1/2/2023
	4/1/2016	3,750	-	-	$2.23	4/1/2023
	7/1/2016	3,750	-	-	$4.19	7/1/2023
	10/1/2016	3,750	-	-	$5.88	10/1/2023
	1/1/2017	3,750	-	-	$5.20	1/1/2024
	4/1/2017	3,750	-	-	$4.30	4/1/2024
	7/1/2017	3,750	-	-	$3.76	7/1/2024
Total		67,500

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our stockholders:
VirTra, Inc. 2017 Equity Incentive Plan	-	$-	1,259,819

Plans not approved by stockholders:
Stock Option Plan (1)	234,167	$2.47	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock at March 23, 2020 for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VirTra, Inc., 7970 S. Kyrene Road, Tempe, AZ 85284. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 7,745,030 shares of our Common Stock outstanding as of March 23, 2020.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 23, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
Robert D. Ferris (1)	442,219	5.6%
Jeffrey D. Brown (2)	47,453	*
Mitchell A. Saltz (3)	29,167	*
James Richardson	-	-
Matthew D. Burlend (4)	67,500	*
Judy A. Henry (5)	3,460	*
All named executive officers and directors as a group (six persons)	589,799	7.4%

* Represents less than 1%

(1)	The number of shares beneficially owned by Mr. Ferris includes: 352,219 shares of our Common Stock presently outstanding, options to purchase 90,000 shares of our Common Stock at prices ranging from $0.84 to $5.88 and excludes 125,000 shares of our Common Stock held by a custodian for the benefit of his children. Mr. Ferris disclaims beneficial ownership of the 125,000 shares held for the benefit of his children.
(2)	The number of shares beneficially owned by Mr. Brown includes: 4,953 shares of our Common Stock presently outstanding and options to purchase 42,500 shares of our Common Stock at prices ranging from $0.80 to $5.40.
(3)	The number of shares beneficially owned by Mr. Saltz includes: 20,000 shares of our Common Stock presently outstanding and options to purchase 9,167 shares of our Common Stock at per share prices ranging from $3.76 to $5.38.
(4)	The number of shares beneficially owned by Mr. Burlend includes: options to purchase 67,500 shares of our Common Stock at prices ranging from $0.84 to $5.88.
(5)	The number of shares beneficially owned by Ms. Henry includes: 3,460 shares of our Common Stock presently outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2018 and each currently proposed transaction in which:

●	We have been or will be a participant;
●	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

On January 16, 2015, we entered into a Co-Venture Agreement with Modern Round and in connection with this agreement we agreed to develop interactive games, skills drills, and advanced training simulation content for Modern Round and license VirTra Technology to Modern Round for a portion of its total revenue, acquired rights to purchase TEC common stock and issued to affiliates of TEC that included Mr. Saltz, warrants to purchase an aggregate of 919,382 shares of our Common Stock at a price of $2.72 per share. Pursuant to our rights to acquire shares of TEC common stock pursuant to this agreement, we acquired 560,000 shares of TEC common stock representing approximately 4.8% of its issued and outstanding common stock. See “Business - Modern Round Co-Venture Agreement.”

Mr. Mitch Saltz, a member of the Company’s Board of Directors, is also Chairman of the Board of Directors and a majority stockholder of TEC. Through the terms of the Co-Venture Agreement, the Company acquired 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. In addition, TEC paid the Company for license fees (royalties) pursuant to the terms of the Co-Venture Agreement $130,625 and $549,568 for the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, respectively, the Company did not issue stock options to the Chief Executive Officer, Chief Operating Officer or the members of the Board of Directors.

During the years ended December 31, 2019 and 2018, the Company redeemed 34,225 and 220,523, respectively, previously awarded options reaching expiration from related parties, including the Company’s Chief Executive Officer, Chief Operating Officer and one member of the Board of Directors. These redemptions eliminated the stock options and resulted in a total of $38,353 and $551,682 in additional compensation expense in 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, related parties exercised 5,000 and 10,700 previously awarded options for the exercise price of $5,775 and $10,500, respectively, resulting in purchase and issuance of Common Stock to the Chief Executive Officer and one member of the Board of Directors.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc. (“Natural Point”), a vendor of the Company. In 2019 and 2018, the Company purchased specialized equipment from Natural Point in the amount of $167,302 and $122,758, respectively. As of December 31, 2019, the Company had an outstanding balance due to Natural Point of $34,865. As of December 31, 2018, the Company had a prepaid balance outstanding with Natural Point of $1,020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP (“MaloneBailey”), our independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees	$68,016	$29,500
Audit-Related Fees	-	-
Tax Fees	5,000	5,000
All Other Fees	-	-
Total	$73,016	$34,500

Audit Fees - This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2019 and 2018 were pre-approved by the audit committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2019, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2019 to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

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

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1	Lease Agreement dated July 8, 2010 between VirTra Systems, Inc. and DMC Portfolio, LLC, as amended (incorporated by reference to Exhibit 6.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Matt Burlend (incorporated by reference to Exhibit 6.3 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4	Co-Venture Agreement dated January 16, 2015, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.4 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A/A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.5	First Amendment to Co-Venture Agreement dated August 16, 2017, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.5 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.6†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.7†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.8†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.8 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

21.1	List of Subsidiaries.

24.1	Power of Attorney (set forth on signature page hereto).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

† Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: March 23, 2020	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Robert D. Ferris and Judy A. Henry, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 23, 2020.

Name	Title

/s/ Robert D. Ferris	Chief Executive Officer, President, Chairman of the Board and
Robert D. Ferris	Director (Principal Executive Officer)

/s/ Judy A. Henry	Chief Financial Officer, Secretary and Treasurer (Principal
Judy A. Henry	Financial Officer and Principal Accounting Officer)

/s/ Matthew D. Burlend	Director, Chief Operating Officer and Vice President
Matthew D. Burlend

/s/ Mitchell A. Saltz	Director
Mitchell A. Saltz

/s/ Jeffrey D. Brown	Director
Jeffrey D. Brown

/s/ James Richardson	Director
James Richardson

