Form 10-Q
period 2020-03-31
VirTra, Inc
filed 2020-05-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, the registrant had 7,752,530 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,116,893	$1,415,091
Certificates of deposit	720,000	1,915,000
Accounts receivable, net	3,371,034	2,307,972
Interest receivable	6,752	7,340
Inventory, net	2,145,086	1,949,414
Unbilled revenue	1,821,636	3,579,942
Prepaid expenses and other current assets	471,428	353,975

Total current assets	11,652,829	11,528,734

Long-term assets:
Property and equipment, net	1,137,641	1,028,198
Operating lease right-of-use asset	1,318,030	1,390,873
Intangible assets, net	238,895	217,930
That’s Eatertainment note receivable, long-term, related party	291,110	291,110
Security deposits, long-term	19,712	19,712
Other assets, long-term	333,559	351,236
Deferred tax asset, net	1,895,000	1,792,000
Investment in That’s Eatertainment, related party	840,000	840,000

Total long-term assets	6,073,947	5,931,059

Total assets	$17,726,776	$17,459,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$501,426	$621,127
Accrued compensation and related costs	734,336	611,487
Accrued expenses and other current liabilities	474,308	334,751
Operating lease liability, short-term	303,182	297,244
Deferred revenue, short-term	2,956,486	2,490,845

Total current liabilities	4,969,738	4,355,454

Long-term liabilities:
Deferred revenue, long-term	1,863,921	1,748,257
Operating lease liability, long-term	1,097,805	1,174,882

Total long-term liabilities	2,961,726	2,923,139

Total liabilities	7,931,464	7,278,593

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,752,530 shares issued and outstanding as of March 31, 2020 and 7,745,030 shares issued and outstanding as of December 31, 2019, respectively	776	775
Class A common stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	13,898,201	13,894,680
Accumulated deficit	(4,103,665)	(3,714,255)

Total stockholders’ equity	9,795,312	10,181,200

Total liabilities and stockholders’ equity	$17,726,776	$17,459,793

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues:
Net sales	$3,320,013	$3,011,701
That’s Eatertainment royalties/licensing fees, related party	16,740	39,637
Other royalties/licensing fees	1,410	-
Total revenue	3,338,163	3,051,338

Cost of sales	1,742,936	1,250,869

Gross profit	1,595,227	1,800,469

Operating expenses:
General and administrative	1,777,376	1,901,931
Research and development	329,755	355,641

Net operating expense	2,107,131	2,257,572

Loss from operations	(511,904)	(457,103)

Other income (expense)
Other income	19,495	42,282
Other expense	(1)	(5,081)

Net other income	19,494	37,201

Loss before provision for income taxes	(492,410)	(419,902)

Benefit for income taxes	(103,000)	(107,000)

Net loss	$(389,410)	$(312,902)

Net loss per common share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic	7,745,363	7,765,624
Diluted	7,745,363	7,765,624

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200
Stock options exercised	-	-	7,500	1	6,299	-	-	6,300
Stock options repurchased					(2,778)			(2,778)
Net loss	-	-	-	-	-	-	(389,410)	(389,410)
Balance at March 31, 2020	-	$-	7,752,530	$776	$13,898,201	$-	$(4,103,665)	$9,795,312

	For the Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Purchase of Treasury stock	-	-	-	-	-	(260,842)	-	(260,842)
Treasury stock cancelled	-	-	(78,946)	(8)	(298,142)	298,150	-	-
Net loss	-	-	-	-	-	-	(312,902)	(312,902)
Balance at March 31, 2019	-	$-	7,748,705	$775	$13,974,692	$-	$(3,951,880)	$10,023,587

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net loss	$(389,410)	$(312,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89,676	71,794
Right of use amortization	72,843	69,989
Reserve for note receivable	3,639	-
Deferred taxes	(103,000)	(107,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,063,062)	(37,235)
That’s Eatertainment note receivable, net, related party	(3,639)	(3,652)
Trade note receivable, net	-	4,304
Interest receivable	588	(1,027)
Inventory, net	(195,672)	(96,669)
Unbilled revenue	1,758,306	(441,285)
Prepaid expenses and other current assets	(117,453)	(434,684)
Other assets	17,677	(56,163)
Accounts payable and other accrued expenses	142,705	334,188
Payments on operating lease liability	(71,139)	(57,818)
Deferred revenue	581,305	167,562

Net cash provided by (used in) operating activities	723,364	(900,598)

Cash flows from investing activities:
Purchase of certificates of deposit	-	(1,880,000)
Redemption of certificates of deposit	1,195,000	2,080,000)
Purchase of intangible asset	(23,187)	(160,000)
Purchase of property and equipment	(196,897)	(94,994)
Proceeds from sale of property and equipment	-	2,631

Net cash provided by (used in) investing activities	974,916	(52,363)

Cash flows from financing activities:
Repurchase of stock options	(2,778)	-
Stock options exercised	6,300	-
Purchase of treasury stock	-	(260,842)

Net cash provided by (used in) financing activities	3,522	(260,842)

Net increase (decrease) in cash	1,701,802	(1,213,803)
Cash, beginning of period	1,415,091	2,500,381

Cash, end of period	$3,116,893	$1,286,578

Supplemental disclosure of cash flow information:
Cash paid:
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Treasury stock cancelled	$-	$298,150

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

Basis of Presentation

The condensed financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 23, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2020 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2019 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the 2020 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Revenue Recognition

The Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer (Topic 606) (“ASC 606”) on January 1, 2018 and the Company elected to use the modified retrospective transition method which requires application of ASC 606 to uncompleted contracts at the date of adoption. The adoption of ASC 606 did not have a material impact on the financial statements.

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

Performance Obligation	Method of Recognition

Simulator and accessories	Upon transfer of control

Installation and training	Upon completion or over the period of services being rendered

Extended service-type warranty	Deferred and recognized over the life of the extended warranty

Customized software and content	Upon transfer of control or over the period services are performed depending on the terms of the contract

Customized content scenario	As performance obligation is transferred over time (input method using time and materials expanded)

Sales-based royalty exchanged for license of intellectual property	Recognized as the performance obligation is satisfied over time – which is as the sales occur.

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

	For the Three Months Ended March 31,
	2020				2019
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$14,048	$1,976,188	$278,820	$2,269,056	$318,438	$1,908,695	$31,974	$2,259,107
Extended service-type warranties	18,441	568,079	$62,600	649,120	29,950	477,157	3,366	510,473
Customized software and customized content scenarios	18,940	231,998	$-	250,938	-	168,621	-	168,621
Installation and training	2,771	142,428	$5,700	150,899	-	62,341	11,159	73,500
Licensing and royalties	18,150	-	-	18,150	39,637	-	-	39,637
Total Revenue	$72,350	$2,918,693	$347,120	$3,338,163	$388,025	$2,616,814	$46,499	$3,051,338

For the three months ended March 31, 2020, governmental customers comprised $2,918,693, or 87% of total net sales, commercial customers comprised $72,350, or 2% of total net sales, and international customers comprised $347,120, or 10% of total net sales. By comparison, for the three months ended March 31, 2019, governmental customers comprised $2,616,814, or 86% of total net sales, commercial customer comprised $388,025, or 13% of total net sales, and international customers comprised $46,499, or 2% of total net sales.

Customer Deposits

Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $1,270,747 and $651,073 as of March 31, 2020 and December 31, 2019, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. Customer deposits are considered a deferred liability until completion of the customer’s contract performance obligations. When revenue is recognized, the deposit is applied to the customer’s receivable balance.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,675,019 and $1,829,052 as of March 31, 2020 and December 31, 2019, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,863,921 and $1,748,257 as of March 31, 2020 and December 31, 2019, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $360,176 and $331,176 as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $649,120 and $510,473, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $10,720 as of March 31, 2020 and December 31, 2019. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date allowing the Company to invoice and be paid the retainage.

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

STEP Revenue

The Company’s Subscription Training Equipment Partnership (STEPTM) operations consist principally of renting its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any rental payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for additional 12-month periods. Agreements may be terminated by either party upon written notice of termination at lease sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at its fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which together with subsequent amendments provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 and related amendments are effective for us on January 1, 2020, the adoption of 2016-13 did not have a material impact on the Company’s financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020, the adoption did not have a material impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at March 31, 2020 and December 31, 2019 due to their short maturities. The fair value of the note receivable approximates its carrying value, using level 3 inputs, at March 31, 2020 and December 31, 2019.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $33,354 and $34,177 at March 31, 2020 and December 31, 2019, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history and the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. The allowance for uncollectible notes receivable was $9,340 and $5,701 at March 31, 2020 and December 31, 2019, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. As of March 31, 2020 and December 31, 2019, inventory reserves were $120,652.

Leases

The Company categorized leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of March 31, 2020, the Company had no finance leases. Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e. the Company elected the practical expedient not to separate lease and non-lease components). Lease liabilities are recognized as the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Current liabilities” and the noncurrent portion included in “Long-term liabilities.” Lease assets are recognized based on the initial present value of the fixed lease payments, plus any direct costs from executing the lease or lease prepayments reclassified. Lease assets are presented as “Operating lease right-of-use asset” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment loss. Management regularly assesses the classification of its investments.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Gains or losses related to retirements or disposition of fixed assets are recognized in operations in the period incurred. Costs of normal repairs and maintenance are charged to expense as incurred, while betterments or renewals are capitalized. Depreciation commences at the time the assets are placed in service or for STEP equipment under rental agreements, when the equipment is made available for use by the customer. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term. For STEP equipment under rental agreements, depreciation is provided using the straight-line method over the shorter of the useful life or 5-year maximum term of the agreement. Estimated useful lives are summarized as follows:

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Machinery and equipment	5-7 years
STEP equipment	5 years
Leasehold improvements	7 years

Intangible Assets

Intangible assets at March 31, 2020 and December 31, 2019 are comprised of various patents and capitalized media content costs. We compute amortization expense on the intangible assets using the straight-line method over the estimate remaining useful lives.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $138,236 and $119,403 for the three months ended March 31, 2020 and 2019, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $329,755 and $355,641 for the three months ended March 31, 2020 and 2019, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 10. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $2,615,647 and $1,069,887 as of March 31, 2020 and December 31, 2019, respectively.

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

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended March 31, 2020, one federal agency comprised 17% and one state agency comprised 15% of total net sales. By comparison, for the three months ended March 31, 2019, one federal agency comprised 12% of total net sales.

As of March 31, 2020, one federal agency comprised 13%, one state agency comprised 34% and two international customers comprised 12% and 14% of total accounts receivable. By comparison, as of December 31, 2019, one federal agency comprised 30% and one international customer comprised of 20% of total accounts receivable.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was recorded as of March 31, 2020 and December 31, 2019.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at March 31, 2020 and December 31, 2019. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at March 31, 2020 and December 31, 2019.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2015 and 2020; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets, such as equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At March 31, 2020 and December 31, 2019, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the three months ended March 31, 2020 and 2019.

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

Note 2. Notes Receivable, Related Party

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party (see Note 8), in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of 5% per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a 25% discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. In July 2019, the Convertible Note’s maturity date was extended to August 2020, all other promissory note terms remain unchanged. Under the terms of the Convertible Note, TEC remitted a payment of $16,000, of which $14,972 was applied to accrued interest and $1,028 to principal. The Convertible Note’s principal and accrued interest due as of March 31, 2020 and December 31, 2019 was $300,450 and $296,811, respectively. Because the Convertible Note is from a related party and has a history of being extended, the asset may not be converted to cash within one year and is therefore classified as long-term asset. Additionally, a reserve for collectability has been recorded as of March 31, 2020 and December 31, 2019 totaling $9,340 and $5,701, respectively. See Note 8-Collaboration Agreement with Related Party.

Note 3. Inventory

Inventory consisted of the following as of:

	March 31, 2020	December 31, 2019
Raw materials and work in process	$2,265,738	$2,070,066
Reserve	(120,652)	(120,652)

Total inventory, net	$2,145,086	$1,949,414

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $333,299 and $351,236 of spare parts as Other Assets, long-term on the Balance Sheet at March 31, 2020 and December 31, 2019, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2020	December 31, 2019
Computer equipment	$1,115,326	$1,115,326
Furniture and office equipment	223,925	223,925
Machinery and equipment	1,096,898	1,096,898
STEP equipment	678,843	481,946
Leasehold improvements	334,934	334,934

Total property and equipment	3,449,926	3,253,029
Less: Accumulated depreciation	(2,312,285)	(2,224,831)

Property and equipment, net	$1,137,641	$1,028,198

Depreciation expense, including STEP depreciation, was $87,454 and $70,312 for the three months ended March 31, 2020 and 2019, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	March 31, 2020	December 31, 2019
Patents	$160,000	$160,000
Capitalized media content	89,265	66,078

Total intangible asset	249,265	226,078
Less: Accumulated amortization	(10,370)	(8,148)

Intangible asset, net	$238,895	$217,930

Amortization expense was $2,222 and $1,481 for the three months ended March 31, 2020 and 2019, respectively.

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

The balance sheet classification of lease assets and liabilities as of March 31, 2020 was as follows:

Balance Sheet Classification	March 31, 2020
Assets
Operating lease right-of-use assets, January 1, 2020	$1,390,873
Amortization for the three months ended March 31, 2020	(72,843)
Total operating lease right-of-use asset, March 31, 2020	$1,318,030
Liabilities
Current
Operating lease liability, short-term	$303,182
Non-current
Operating lease liability, long-term	1,097,805
Total lease liabilities	$1,400,987

Future minimum lease payments as of March 31, 2020 under non-cancelable operating leases are as follows:

2020	$270,018
2021	368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,538,889
Less: imputed interest	(137,902)
Operating lease liability	$1,400,987

The balance sheet classification of lease assets and liabilities as of December 31, 2019 was as follows:

Balance Sheet Classification	December 31, 2019
Assets
Operating lease right-of-use assets, January 1, 2019	$1,674,857
Amortization for the year ended December 31, 2019	(283,984)
Total operating lease right-of-use asset, December 31, 2019	$1,390,873
Liabilities
Current
Operating lease liability, short-term	$297,244
Non-current
Operating lease liability, long-term	1,174,882
Total lease liabilities	$1,472,126

Future minimum lease payments as of December 31, 2019 under non-cancelable operating leases are as follows:

2020	$357,452
2021	368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,626,323
Less: imputed interest	(154,197)
Operating lease liability	$1,472,126

Rent expense for the three months ended March 31, 2020 and 2019 was $133,001 and $89,139, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	March 31, 2020	December 31, 2019

Salaries and wages payable	$406,163	$192,161
Employee benefits payable	13,939	11,259
Accrued paid time off	262,032	287,846
Profit sharing payable	52,202	120,221

Total accrued compensation and related costs	$734,336	$611,487

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2020	December 31, 2019

Manufacturer’s warranties	$316,000	$257,000
Warranties-other	44,176	74,176
Miscellaneous payable	9,916	1,193
Taxes payable	104,216	2,382

Total accrued expenses and other current liabilities	$474,308	$334,751

Note 8. Collaboration Agreement with Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with MR, a wholly-owned subsidiary of TEC, a related party. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Additionally, under the terms of the Co-Venture Agreement, equity representing 5% of MR’s ownership interest, on a fully-diluted basis, was issued to the Company. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first 12-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds, as of March 31, 2020 and December 31, 2019, 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding common shares of TEC. The Company recorded its investment at cost minus impairment as of March 31, 2020 and December 31, 2019, at $840,000.

In addition, as of March 31 2020, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1-for-12,000 reverse stock split and the 2,000-for-1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 9. Related Party Transactions

During the three months ended March 31, 2020 and 2019, the Company redeemed 3,750 and $0 previously awarded options reaching expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $3,639 and $0 in additional compensation expense in 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company issued 7,500 and nil shares of common stock, $0.0001 par value per share (the “Common Stock”), to related parties consisting of the CEO and one member of the Board of Directors for previously awarded stock options at an exercise price of $6,300 and $0, respectively.

Mr. Saltz, who is a member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as a majority stockholder of TEC. The Company has entered into a Co-Venture Agreement with TEC (See Note 8. Collaboration Agreement with Related Party.) The Company owns 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. The Company recognized $16,740 and $39,637 for license fees (royalties) for the three months ended March 31, 2020 and 2019, respectively, pursuant to the terms of the Co-Venture Agreement. As of March 31, 2020 and December 31, 2019, the Company had accounts receivable balances outstanding from TEC of $8,727 and $14,323, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc. (“Natural Point”), a vendor of the Company. For the three months ended March 31, 2020 and 2019, the Company purchased specialized equipment from Natural Point in the amount of $0 and $38,352, respectively. As of March 31, 2020 and December 31, 2019, the Company had $0 and $34,865 accounts payable balance outstanding, respectively.

Note 10. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no threatened litigation at this time.

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

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three months ended March 31, 2020 and 2019, there was no amount credited to operations due to net loss in both respective periods. The 2020 profit-sharing estimate is revised quarterly and will be finalized after year-end financial audit.

Note 11. Stockholders’ Equity

Authorized Capital

Common Stock

Authorized Shares. The Company is authorized to issue 60,000,000 shares of common stock, of which (a) 50,000,000 shares shall be Common Stock, (b) 2,500,000 shares shall be Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and (c) 7,500,000 shares shall be Class B common stock, par value $0.0001 per share (the “Class B Common Stock”). No Class A Common Stock or Class B Common Stock has been issued.

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

Treasury Stock

During the three months ended March 31, 2020 and 2019, the Company purchased nil and 68,239 additional treasury shares at an average cost of $3.82 per shares, respectively. As of March 31, 2020, all treasury shares previously purchased had been cancelled and returned to shares authorized.

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

	March 31, 2020		March 31, 2019
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	234,167	$2.47	279,167	$2.34
Granted	-	-	-	-
Redeemed	(3,750)	0.84	-	-
Exercised	(7,500)	0.84	-	-
Expired / terminated	-	-	-	-
Options outstanding, end of quarter	222,917	$2.55	279,167	$2.34
Options exercisable, end of quarter	222,917	$2.55	279,167	$2.34

The Company did not have any non-vested stock options outstanding as of March 31, 2020 and December 31, 2019. The weighted average contractual term for options outstanding and exercisable at March 31, 2020 and 2019 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2020 and 2019 was $111,738 and $641,987, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $10,575 and $0, respectively. For the three months ended March 31, 2020 and 2019, the Company received payments related to the exercise of options in the amount of $6,300 and $0, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

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

A total of 1,187,500 shares of our Common Stock was initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased on January 1, 2020, and will increase each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board.

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

At March 31, 2020 and 2019, there were no options issued under the Equity Plan.

Note 12. Subsequent Events

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2010, the Governor for the State of Arizona issued a stay-at-home order, currently in effect until May 15, 2020. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations only delays in when orders ship or installations occur and all delayed orders remain in backlog. A significant adverse change in the business climate could affect the value of the Company’s long-term investment in TEC, including its long-term notes receivable from TEC, currently there has not been a negative impact and any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19.

In April 2020, the Company applied for a Paycheck Protection Program loan (the “PPP loan”) from Wells Fargo Bank (the “Lender”) in the aggregate principal amount of $1,310,714 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The Company has been notified that it has received a guarantee ID from the SBA for the PPP loan and executed a Promissory Note (the “Note”) with the Lender on May 8, 2020. The Note matures on May 8, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing November 6, 2020, following an initial deferral period as specified under the PPP loan. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the PPP loan were received on May 12, 2020, and are expected to be used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP loan. Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP loan. The Company intends to use its entire PPP loan amount for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the PPP loan. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP loan that is not forgiven, the PPP loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the Note and cross-defaults on any other loan with the Lender or other creditors. Effective May 11, 2020, the Company’s stock repurchase was suspended to follow the legal requirements for recipients of a PPP loan under the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2020.

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

The VirTra firearms training simulator allows marksmanship and realistic scenario-based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, safety officers, or a scenario-based training site. We have developed a higher standard in simulation training including capabilities such as: multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire® shoot-back system, powerful gas-powered simulated recoil weapons, and more. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and re-mediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

VirTra’s Driver Training Simulator™ is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training. In addition, the driving rig adds realism with vibration and motion while the modern physics-based rendering engine provides not only photo-realistic realism but critical hazards such as dust storms, rain, and sun glare. VirTra’s Driver Training Simulator™ provides an extensive and realistic range of training environments that allow for initial driver familiarization and orientation to advanced concepts, high-risk pursuits and defensive driving drills.

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

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we invest in potential growth.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300® Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300® is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300®shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180®Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180®is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100®Simulator & V-100® MIL – a single-screen based simulator systems

○	The V-100® is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire® device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100® firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100® MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100® MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO® a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO® is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	VirTra Driver Training Simulator™ is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA™ interactive coursework on a subscription basis.

●	V-Author® Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author® is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire® device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Recent Developments

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2010, the Governor for the State of Arizona issued a stay-at-home order, currently in effect until May 15, 2020. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations only delays in when orders ship or installations occur and all delayed orders remain in backlog. A significant adverse change in the business climate could affect the value of the Company’s long-term investment in TEC, including its long-term notes receivable from TEC, currently there has not been a negative impact and any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19.

In April 2020, the Company applied for a Paycheck Protection Program loan (the “PPP loan”) from Wells Fargo Bank (the “Lender”) in the aggregate principal amount of $1,310,714 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The Company has been notified that it has received a guarantee ID from the SBA for the PPP loan and executed a Promissory Note (the “Note”) with the Lender on May 8, 2020. The Note matures on May 8, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing November 6, 2020, following an initial deferral period as specified under the PPP loan. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the PPP loan were received on May 12, 2020, and are expected to be used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP loan. Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP loan. The Company intends to use its entire PPP loan amount for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the PPP loan. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP loan that is not forgiven, the PPP loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the Note and cross-defaults on any other loan with the Lender or other creditors. Effective May 11, 2020, the Company’s stock repurchase was suspended to follow the legal requirements for recipients of a PPP loan under the CARES Act.

Results of operations for the three months ended March 31, 2020 and March 31, 2019

Revenues. Revenues were $3,338,163 for the three months ended March 31, 2020 compared to $3,051,338 for the same period in 2019, an increase of $286,825, or 9%. The increase in revenues for the three months ended March 31, 2020 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same period in 2019.

Cost of Sales. Cost of sales were $1,742,936 for the three months ended March 31, 2020 compared to $1,250,869 for the same period in 2019, an increase of $492,067, or 39%. The increase was primarily due to increased direct material, direct labor, direct travel and production supply costs related to the type and quantity of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $1,595,227 for the three months ended March 31,2020 compared to $1,800,469 for the same period in 2019, a decrease of $205,242, or 11%. The gross profit margin was 47.8% for the three months ended March 31, 2020 and 59.0% for the same period in 2019. The decrease in gross profit was due to increased investment in production staff to support larger volumes of sales in the future and the product mix with varying quantity of systems, accessories and services sold.

Operating Expenses. Net operating expense was $2,107,131 for the three months ended March 31, 2020 compared to $2,257,572 for the same period in 2019, a decrease of $150,441, or 7%. The decrease was mainly due to reduced selling, general and administrative costs for labor, benefits, travel, and professional services expense.

Operating Loss. Operating loss was $511,904 for the three months ended March 31, 2020 compared to an operating loss of $457,103 for the same period in 2019, an increase of $54,801, or 12%.

Other Income. Other income net of other expense was $19,494 for the three months ended March 31, 2020 compared to $37,201 for the same period in 2019, a decrease of $17,707, or 48%, primarily from interest income.

Provision for Income Tax Benefit. Provision for income tax benefit was $103,000 for the three months ended March 31, 2020 compared to an income tax benefit of $107,000 for the same period in 2019, a decrease of $4,000, or 4%. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Net Loss. Net loss was $389,410 for the three months ended March 31, 2020 compared to net loss of $312,902 for the same period in 2019, an increase of $76,508, or 24%. The fluctuations in net loss relates to each respective section discussed above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization. Explanation and Use of Non-GAAP Financial Measures:

Earnings before interest, income taxes, depreciation and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA should not be considered as an alternative for net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. A reconciliation of net loss to adjusted EBITDA is provided in the following table:

	Three Months Ended
	March 31,	March 31,	Increase	%
	2020	2019	(Decrease)	Change

Net Loss	$(389,410)	$(312,902)	$(76,508)	24%

Adjustments:
Provision for income taxes	(103,000)	(107,000)	4,000	-4%
Depreciation and amortization	89,676	71,794	17,882	25%
EBITDA	$(402,734)	$(348,108)	$(54,626)	16%
Right of use amortization	72,843	69,989	2,854	4%
Reserve for note receivable	3,639	-	3,639	100%
Adjusted EBITDA	$(326,252)	$(278,119)	$(48,133)	17%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $3,116,893 and $1,415,091 of cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively. The Company also held certificates of deposits with maturities of less than 12-months, which are recorded as short-term investments, totaling $720,000 and $1,915,000 as of March 31, 2020 and December 31, 2019, respectively. Working capital was $6,683,091 and $7,173,280 as of March 31, 2020 and December 31, 2019, respectively.

Net cash provided by operating activities was $723,364 for the three months ended March 31, 2020 and net cash used in investing activities was $900,598 for the three months ended March 31, 2019. Net cash provided by operating activities resulted primarily from decreased deferred revenue and increased accounts payable, as well as other changes in operating assets and liabilities.

Net cash provided by investing activities was $974,916 for the three months ended March 31, 2020 and net cash used in investing activities was $52,363 for the three months ended March 31, 2019. Investing activities in 2020 consisted of redemptions of certificates of deposits, purchase of intangible assets, purchases of property and equipment, compared to investing activities in 2019 that consisted of purchases and redemptions of certificates of deposits, purchases of intangible assets and purchases of property and equipment.

Net cash provided by financing activities was $3,522 for the three months ended March 31, 2020 and net cash used in financing activities was $260,842 for the three months ended March 31, 2019. Financing activities in 2020 consisted of stock options exercised and redeemed. Financing activities in 2019 consisted entirely of purchase of treasury stock.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $5.0 million for the three months ended March 31, 2020. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of March 31, 2020, the Company’s backlog was $11.3 million. Management estimates the majority of the new bookings received in the first quarter of 2020 will be converted to revenue in 2020. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer. Additionally, due to the impact of COVID-19, management’s estimates will change in accordance with federal and state guidelines. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations, only delays in when orders ship or installations occur and all delayed orders remain in backlog.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2020.

Recent Accounting Pronouncements

See Note 1 to our condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

In April 2020, the Company applied for a Paycheck Protection Program loan (the “PPP loan”) from Wells Fargo Bank (the “Lender”) in the aggregate principal amount of $1,310,714 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The Company has been notified that it has received a guarantee ID from the SBA for the PPP loan and executed a Promissory Note (the “Note”) with the Lender on May 8, 2020. The Note matures on May 8, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing November 6, 2020, following an initial deferral period as specified under the PPP loan. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the PPP loan have were received on May 12, 2020, and are expected to be used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP loan. Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP loan. The Company intends to use its entire PPP loan amount for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the PPP loan. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP loan that is not forgiven, the PPP loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the Note and cross-defaults on any other loan with the Lender or other creditors. Effective May 11, 2020, the Company’s stock repurchase was suspended to follow the legal requirements for recipients of a PPP loan under the CARES Act.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Paycheck Protection Program Promissory Note and Agreement dated May 8, 2020 by and between the registrant and Wells Fargo Bank, N.A.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: May 12, 2020	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

