Form 10-Q
period 2020-06-30
VirTra, Inc
filed 2020-08-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 001-38420

VIRTRA, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-1207631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7970 S. Kyrene Rd., Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2020, the registrant had 7,760,030 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,779,820	$1,415,091
Certificates of deposit	240,000	1,915,000
Accounts receivable, net	2,741,191	2,307,972
Interest receivable	3,406	7,340
Inventory, net	2,928,803	1,949,414
Unbilled revenue	2,098,120	3,579,942
Prepaid expenses and other current assets	434,186	353,975

Total current assets	12,225,526	11,528,734

Long-term assets:
Property and equipment, net	1,157,774	1,028,198
Operating lease right-of-use asset, net	1,244,374	1,390,873
Intangible assets, net	256,725	217,930
That’s Eatertainment note receivable, long-term, net, related party	291,110	291,110
Security deposits, long-term	21,283	19,712
Other assets, long-term	350,728	351,236
Deferred tax asset, net	2,062,000	1,792,000
Investment in That’s Eatertainment, related party	700,000	840,000

Total long-term assets	6,083,994	5,931,059

Total assets	$18,309,520	$17,459,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$742,753	$621,127
Accrued compensation and related costs	608,114	611,487
Accrued expenses and other current liabilities	462,813	334,751
Note payable, current	433,656	-
Operating lease liability, short-term	309,294	297,244
Deferred revenue, short-term	2,808,142	2,490,845

Total current liabilities	5,364,772	4,355,454

Long-term liabilities:
Deferred revenue, long-term	1,840,705	1,748,257
Note payable, long-term	888,975	-
Operating lease liability, long-term	1,017,169	1,174,882

Total long-term liabilities	3,746,849	2,923,139

Total liabilities	9,111,621	7,278,593

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,760,030 shares issued and outstanding as of June 30, 2020 and 7,745,030 shares issued and outstanding as of December 31, 2019, respectively	777	775
Class A common stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	13,902,047	13,894,680
Accumulated deficit	(4,704,925)	(3,714,255)

Total stockholders’ equity	9,197,899	10,181,200

Total liabilities and stockholders’ equity	$18,309,520	$17,459,793

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Net sales	$2,756,737	$3,002,381	$6,076,750	$6,014,082
That’s Eatertainment royalties/licensing fees, related party	12,502	32,795	29,242	72,432
Other royalties/licensing fees	540	19,137	1,950	19,137
Total revenue	2,769,779	3,054,313	6,107,942	6,105,651

Cost of sales	1,192,012	1,539,267	2,934,948	2,790,136

Gross profit	1,577,767	1,515,046	3,172,994	3,315,515

Operating expenses:
General and administrative	2,023,074	2,044,860	3,800,450	3,946,791
Research and development	376,611	353,665	706,366	709,306

Net operating expense	2,399,685	2,398,525	4,506,816	4,656,097

Loss from operations	(821,918)	(883,479)	(1,333,822)	(1,340,582)

Other income (expense)
Other income	18,797	33,449	38,292	75,732
Other expense	(9,613)	(949)	(9,614)	(6,031)

Net other income	9,184	32,500	28,678	69,701

Loss before provision for income taxes	(812,734)	(850,979)	(1,305,144)	(1,270,881)

Benefit for income taxes	(211,474)	(217,248)	(314,474)	(324,248)

Net loss	$(601,260)	$(633,731)	$(990,670)	$(946,633)

Net loss per common share:
Basic	$(0.08)	$(0.08)	$(0.13)	$(0.12)
Diluted	$(0.08)	$(0.08)	$(0.13)	$(0.12)

Weighted average shares outstanding:
Basic	7,752,780	7,735,303	7,749,091	7,750,370
Diluted	7,752,780	7,735,303	7,749,091	7,750,370

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at March 31, 2020	-	$-	7,752,530	$776	$13,898,201	$-	$(4,103,665)	$9,795,312
Stock options exercised	-	-	7,500	1	6,914	-	-	6,915
Stock options repurchased	-	-	-	-	(3,068)	-	-	(3,068)
Net loss	-	-	-	-	-	-	(601,260)	(601,260)
Balance at June 30, 2020	-	$-	7,760,030	$777	$13,902,047	$-	$(4,704,925)	$9,197,899

	For the Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200
Stock options exercised	-	-	15,000	2	13,213	-	-	13,215
Stock options repurchased	-	-	-	-	(5,846)	-	-	(5,846)
Net loss	-	-	-	-	-	-	(990,670)	(990,670)
Balance at June 30, 2020	-	$-	7,760,030	$777	$13,902,047	$-	$(4,704,925)	$9,197,899

	For the Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at March 31, 2019	-	$-	7,748,705	$775	$13,974,692	$-	$(3,951,880)	$10,023,587
Treasury stock	-	-	-	-	-	(57,362)	-	(57,362)
Treasury stock cancelled	-	-	(14,450)	(2)	(57,360)	57,362	-	-
Stock options exercised	-	-	5,000	1	5,650	-	-	5,651
Stock options repurchased	-	-	-	-	(4,367)	-	-	(4,367)
Net loss	-	-	-	-	-	-	(633,731)	(633,731)
Balance at June 30, 2019	-	$-	7,739,255	$774	$13,918,615	$-	$(4,585,611)	$9,333,778

	For the Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Treasury stock	-	-	-	-	-	(318,204)	-	(318,204)
Treasury stock cancelled	-	-	(93,396)	(10)	(355,502)	355,512	-	-
Stock options exercised	-	-	5,000	1	5,650	-	-	5,651
Stock options repurchased	-	-	-	-	(4,367)	-	-	(4,367)
Net loss	-	-	-	-	-	-	(946,633)	(946,633)
Balance at June 30, 2019	-	$-	7,739,255	$774	$13,918,615	$-	$(4,585,611)	$9,333,778

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net loss	$(990,670)	$(946,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,607	143,684
Right of use amortization	146,500	142,160
Reserve for note receivable	3,639	102,474
Deferred taxes	(270,000)	(329,000)
Impairment of investment in That’s Eatertainment, related party	140,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(433,219)	(764,418)
That’s Eatertainment note receivable, net, related party	(3,639)	-
Trade note receivable, net	-	651
Interest receivable	3,934	(2,910)
Inventory, net	(979,389)	(901,876)
Unbilled revenue	1,481,822	(355,538)
Prepaid expenses and other current assets	(80,211)	(214,838)
Other assets	508	(80,268)
Security deposits, long-term	(1,571)	320,044
Accounts payable and other accrued expenses	248,232	81,643
Payments on operating lease liability	(145,663)	(116,288)
Deferred revenue	409,745	988,643

Net cash used in operating activities	(290,375)	(1,932,470)

Cash flows from investing activities:
Purchase of certificates of deposit	-	(1,880,000)
Redemption of certificates of deposit	1,675,000	3,490,000
Purchase of intangible asset	(43,240)	(160,000)
Purchase of property and equipment	(304,739)	(309,921)
Proceeds from sale of property and equipment	-	2,631

Net cash provided by investing activities	1,327,021	1,142,710

Cash flows from financing activities:
Repurchase of stock options	(5,846)	(4,367)
Stock options exercised	13,215	5,651
Purchase of treasury stock	-	(318,204)
Note payable-PPP Loan	1,320,714	-

Net cash provided by (used in) financing activities	1,328,083	(316,920)

Net increase (decrease) in cash	2,364,729	(1,106,680)
Cash, beginning of period	1,415,091	2,500,381

Cash, end of period	$3,779,820	$1,393,701

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Taxes (refunded) paid	$(44,474)	$4,752

Supplemental disclosure of non-cash investing and financing activities:
Treasury stock cancelled	$-	$292,138

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Significant Accounting Policies

Organization and Business Operations

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” or “our”), located in Tempe, Arizona, is a global provider of judgmental use of force training simulators, firearms training simulators and driving simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly effective virtual reality and simulator technology. The Company sells its products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra, Inc., a Nevada corporation.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order, currently in effect until May 15, 2020 and then entered Arizona’s Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could continue to affect the value of the Company’s long-term investment in TEC, including the long-term note receivable from TEC. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act.

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

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2020 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2019 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended
	June 30, 2020				June 30, 2019
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$251,584	$1,352,196	$12,383	$1,616,163	$72,025	$1,494,915	$132,098	$1,699,038
Extended service-type warranties	16,917	589,048	$41,548	647,513	5,049	493,145	50,437	548,631
Customized software and customized content scenarios	-	424,605	$-	424,605	-	487,275	-	487,275
Installation and training	6,775	61,681	$-	68,456	7,445	249,492	10,500	267,437
Licensing and royalties	13,042	-	-	13,042	51,932	-	-	51,932
Total Revenue	$288,318	$2,427,530	$53,931	$2,769,779	$136,451	$2,724,827	$193,035	$3,054,313

	Six Months Ended
	June 30, 2020				June 30, 2019
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$266,710	$3,333,343	$291,940	$3,891,993	$105,408	$3,393,623	$450,536	$3,949,567
Extended service-type warranties	35,358	1,157,126	$104,148	1,296,632	8,415	970,302	80,387	1,059,104
Customized software and customized content scenarios	17,957	650,369	$-	668,326	-	662,168	-	662,168
Installation and training	9,451	205,384	$4,964	219,799	17,196	315,547	10,500	343,243
Licensing and royalties	31,192	-	-	31,192	91,569	-	-	91,569
Total Revenue	$360,668	$5,346,222	$401,052	$6,107,942	$222,588	$5,341,640	$541,423	$6,105,651

For the six months ended June 30, 2020, governmental customers comprised $5,346,222, or 87%, of total net sales, commercial customers comprised $360,668, or 6%, of total net sales, and international customers comprised $401,052, or 7%, of total net sales. By comparison, for the six months ended June 30, 2019, governmental customers comprised $5,341,640, or 87%, of total net sales, commercial customer comprised $222,588, or 4%, of total net sales, and international customers comprised $541,423, or 9% of total net sales.

Customer Deposits

Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $1,235,552 and $651,073 as of June 30, 2020 and December 31, 2019, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. Customer deposits are considered a deferred liability until completion of the customer’s contract performance obligations. When revenue is recognized, the deposit is applied to the customer’s receivable balance.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,561,869 and $1,829,052 as of June 30, 2020 and December 31, 2019, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,840,706 and $1,748,257 as of June 30, 2020 and December 31, 2019, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $330,176 and $331,176 as of June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020 and 2019, the Company recognized revenue of $647,513 and $548,631, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $1,296,632 and $1,059,104, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $10,720 as of June 30, 2020 and December 31, 2019. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date allowing the Company to invoice and be paid the retainage.

Licensing and Royalties with Related Party

As discussed further in Note 9. Collaboration Agreement with Related Party, the Company licenses intellectual property to Modern Round, LLC (“MR”), a wholly owned subsidiary of That’s Eatertainment Corp. (“TEC”), a related party, in exchange for sales-based royalties. Revenues from this agreement are recognized in accordance with the terms of the contract as the sales occur. The Company receives additional immaterial sales-based royalties from strategic partners.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which together with subsequent amendments provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 and related amendments are effective for us on January 1, 2020, the adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at June 30, 2020 and December 31, 2019 due to their short maturities. The fair value of the note receivable approximates its’ carrying value, using level 3 inputs, at June 30, 2020 and December 31, 2019.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $33,855 and $34,177 at June 30, 2020 and December 31, 2019, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history and the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. The allowance for uncollectible notes receivable was $12,979 and $5,701 at June 30, 2020 and December 31, 2019, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. As of June 30, 2020 and December 31, 2019, inventory reserves were $120,652.

Leases

The Company categorized leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of June 30, 2020, the Company had no finance leases. Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e. the Company elected the practical expedient not to separate lease and non-lease components). Lease liabilities are recognized as the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Current liabilities” and the noncurrent portion included in “Long-term liabilities.” Lease assets are recognized based on the initial present value of the fixed lease payments, plus any direct costs from executing the lease or lease prepayments reclassified. Lease assets are presented as “Operating lease right-of-use asset” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

Investments in Other Companies

The Company accounts for investments in other companies that do not have readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has elected to utilize the cost minus impairment approach because the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 9. Collaboration Agreement with Related Party.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the three and six months ended June 30, 2020 and 2019, the Company recognize impairment loss of $140,000 and $0, respectively. Management regularly assesses the classification of its investments.

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

Intangible Assets

Intangible assets at June 30, 2020 and December 31, 2019 are comprised of various patents and capitalized media content costs. We compute amortization expense on the intangible assets using the straight-line method over the estimate remaining useful lives.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $125,196 and $150,977 for the three months ended June 30, 2020 and 2019, respectively. Advertising expense was $263,432 and $270,380 for the six months ended June 30, 2020 and 2019, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $376,611 and $353,665 for the three months ended June 30, 2020 and 2019, respectively. Research and development costs were $706,366 and $709,306 for the six months ended June 30, 2020 and 2019, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 11. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $3,278,180 and $1,069,887 as of June 30, 2020 and December 31, 2019, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Management performs ongoing evaluations of the collectability of its notes receivable and maintains an allowance for estimated losses. The Company’s remaining note receivable is due from one related party and is unsecured but the note can be converted to equity at the Company’s discretions (See Note 2. Notes Receivable and Note 9. Collaboration Agreement with Related Party.)

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended June 30, 2020, one federal agency comprised 14% of total net sales and a second federal agency comprised 16% of total net sales. By comparison, for the three months ended June 30, 2019, one federal agency comprised 14% of total net sales, a second federal agency comprised 18% of total net sales and one tribal government comprised 10% of total net sales. For the six months ended June 30, 2020, one federal agency comprised 16% of total net sales and one state agency comprised 11% of total net sales. By comparison, for the six months ended June 30, 2019, one federal agency comprised 13% of total net sales and a second federal agency comprised 12% of total net sales.

As of June 30, 2020, one federal agency comprised 13%, one state agency comprised 41% and one international customer comprised 14% of total accounts receivable. By comparison, as of December 31, 2019, one federal agency comprised 30% and one international customer comprised of 20% of total accounts receivable.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was recorded as of June 30, 2020 and December 31, 2019.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at June 30, 2020 and December 31, 2019. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at June 30, 2020 and December 31, 2019.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2015 and 2020; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets, such as equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At June 30, 2020 and December 31, 2019, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock-Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the three and six months ended June 30, 2020 and 2019.

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

Note 2. Notes Receivable, Related Party

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party (see Note 9), in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of 5% per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a 25% discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. In July 2019, the Convertible Note’s maturity date was extended to August 2020, all other promissory note terms remain unchanged. In July 2020, due to the impacts of Coronavirus COVID-19, the Note’s maturity date was further extended to August 2023, all other note terms remain unchanged. Under the terms of the Convertible Note, TEC remitted a payment of $16,000, of which $14,972 was applied to accrued interest and $1,028 to principal. The Convertible Note’s principal and accrued interest due as of June 30, 2020 and December 31, 2019 were $304,089 and $296,811, respectively. Because the Convertible Note is from a related party and has a history of being extended, the asset may not be converted to cash within one year and is therefore classified as long-term asset. Additionally, a reserve for collectability has been recorded as of June 30, 2020 and December 31, 2019 totaling $12,979 and $5,701, respectively. See Note 9-Collaboration Agreement with Related Party.

Note 3. Inventory

Inventory consisted of the following as of:

	June 30, 2020	December 31, 2019
Raw materials and work in process	$3,049,455	$2,070,066
Reserve	(120,652)	(120,652)

Total inventory, net	$2,928,803	$1,949,414

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $350,728 and $351,236 of spare parts as Other Assets, long-term on the Balance Sheet at June 30, 2020 and December 31, 2019, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2020	December 31, 2019
Computer equipment	$1,115,326	$1,115,326
Furniture and office equipment	223,925	223,925
Machinery and equipment	1,096,898	1,096,898
STEP equipment	786,685	481,946
Leasehold improvements	334,934	334,934

Total property and equipment	3,557,768	3,253,029
Less: Accumulated depreciation	(2,399,994)	(2,224,831)

Property and equipment, net	$1,157,774	$1,028,198

Depreciation expense, including STEP depreciation, was $87,708 and $71,197 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $175,162 and $141,509 for the six months ended June 30, 2020 and 2019, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	June 30, 2020	December 31, 2019
Patents	$160,000	$160,000
Capitalized media content	109,318	66,078

Total intangible asset	269,318	226,078
Less: Accumulated amortization	(12,593)	(8,148)

Intangible asset, net	$256,725	$217,930

Amortization expense was $2,222 and $2,223 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $4,445 and $3,704 for the six months ended June 30, 2020 and 2019, respectively.

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

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	June 30, 2020
Assets
Operating lease right-of-use assets, January 1, 2020	$1,390,873
Amortization for the six months ended June 30, 2020	(146,499)
Total operating lease right-of-use asset, June 30, 2020	$1,244,374
Liabilities
Current
Operating lease liability, short-term	$309,294
Non-current
Operating lease liability, long-term	1,017,169
Total lease liabilities	$1,326,463

Future minimum lease payments as of June 30, 2020 under non-cancelable operating leases are as follows:

2020	$180,011
2021	368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,448,882
Less: imputed interest	(122,419)
Operating lease liability	$1,326,463

The balance sheet classification of lease assets and liabilities as of December 31, 2019 was as follows:

Balance Sheet Classification	December 31, 2019
Assets
Operating lease right-of-use assets, January 1, 2019	$1,674,857
Amortization for the year ended December 31, 2019	(283,984)
Total operating lease right-of-use asset, December 31, 2019	$1,390,873
Liabilities
Current
Operating lease liability, short-term	$297,244
Non-current
Operating lease liability, long-term	1,174,882
Total lease liabilities	$1,472,126

Future minimum lease payments as of December 31, 2019 under non-cancelable operating leases are as follows:

2020	$357,452
2021	368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,626,323
Less: imputed interest	(154,197)
Operating lease liability	$1,472,126

Rent expense for the three months ended June 30, 2020 and 2019 was $135,079 and $76,967, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $268,080 and $165,934, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	June 30, 2020	December 31, 2019

Salaries and wages payable	$222,804	$192,161
Employee benefits payable	3,012	11,259
Accrued paid time off	330,096	287,846
Profit sharing payable	52,202	120,221

Total accrued compensation and related costs	$608,114	$611,487

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2020	December 31, 2019

Manufacturer’s warranties	$316,000	$257,000
Warranties-other	14,176	74,176
Miscellaneous payable	760	1,193
Taxes payable	131,877	2,382

Total accrued expenses and other current liabilities	$462,813	$334,751

Note 8. Note Payable

On May 8, 2020, VirTra received a Promissory Note (the “PPP Note”) in the amount of $1,320,714 under the Paycheck Protection Program (“PPP”) from Wells Fargo Bank, N.A (the “Lender”). The Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration for the PPP loan. The Company intends to use its entire PPP Note amount for designated qualifying expenses and to apply for forgiveness in accordance with the PPP loan terms. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. With respect to any portion of the PPP Note that is not forgiven, the PPP Note will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults on any other loan with the Lender or other creditors.

Under this approach, the Company will initially account for the PPP Note as a debt instrument and apply the interest method considering the six-month payment deferral allowed for the loan. The PPP Note is payable over two years at a fixed interest rate of 1%. The payments due and payable monthly are in the amount of $55,604 commencing November 6, 2020 and continuing on the 8th day of each month thereafter until maturity on May 8, 2022. Under conventional terms at loan maturity the total repayment could total $1,320,714 principal and $18,720 of interest over the two-year period, for a combined repayment of $1,339,434. Any portion not forgiven, can be prepaid at any time prior to maturity with no prepayment penalties.

The entire PPP Note amount is be recorded as a financial liability on the entity’s balance sheet with the next twelve months of principal plus accrued interest recorded as short-term liabilities and the remaining principal note balance recorded as a long-term liability. The note payable amounts consist of the following:

	June 30, 2020	December 31, 2019
Short-term liabilities:
Note payable, principal	$431,738	$-
Accrued interest on note	1,918	-

Note payable, short-term	$433,656	$-

Long-term liabilities:

Note payable, long term	$888,975	$-

Note 9. Collaboration Agreement with Related Party

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with MR, a wholly owned subsidiary of TEC, a related party. The Co-Venture Agreement grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Additionally, under the terms of the Co-Venture Agreement, equity representing 5% of MR’s ownership interest, on a fully-diluted basis, was issued to the Company. Throughout the duration of the Co-Venture Agreement, TEC will pay the Company a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first 12-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

On July 28, 2020, the Company signed the Second Amendment to Convertible Promissory Note with TEC, to extend the maturity date from August 1, 2020 to August 1, 2023 and reconfirm the payment provision that 20% of net proceeds of any private placement or public offering of TEC’s securities during the note’s term shall be paid to VirTra in reduction of the note’s principal and accrued interest until paid in full.

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds, as of June 30, 2020 and December 31, 2019, 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding common shares of TEC. The Company has elected to utilize the cost minus impairment approach to record the investment in TEC because the investment does not have a readily determinable fair value as of the reporting date. Management regularly assesses the financial statements and other key financial factors related to the classification of its investment in TEC, such as the recent impact of COVID-19. The Company recorded its investment at cost minus impairment as of June 30, 2020 and December 31, 2019, at $700,000 and $840,000, respectively.

In addition, as of June 30, 2020, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1-for-12,000 reverse stock split and the 2,000-for-1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 10. Related Party Transactions

During the three months ended June 30, 2020 and 2019, the Company redeemed 3,750 and 3,750 previously awarded options reaching expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $10,466 and $4,933 in additional compensation expense in for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company redeemed 7,500 and 3,750 previously awarded options reaching expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $12,864 and $4,933 in additional compensation expense for the six months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020 and 2019, the Company issued 7,500 and 5,000 shares of common stock to related parties consisting of the CEO and one member of the Board of Directors, to exercise previously awarded stock options for $6,915 and $5,650 cash paid at an exercise price of $0.922 and $1.13 per share, respectively. During the six months ended June 30, 2020 and 2019, the Company issued 15,000 and 5,000 shares of common stock to related parties consisting of the CEO and one member of the Board of Directors, to exercise previously awarded stock options for $13,215 and $5,650 cash paid at an weighted average exercise price of $0.881 and $1.13 per share, respectively.

Mr. Saltz, who is a member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as a majority stockholder of TEC. The Company has entered into a Co-Venture Agreement with TEC (See Note 9. Collaboration Agreement with Related Party.) The Company owns 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. The Company recognized $12,502 and $32,795 for license fees (royalties) for the three months ended June 30, 2020 and 2019, respectively, pursuant to the terms of the Co-Venture Agreement. The Company recognized $29,242 and $72,432 for license fees (royalties) for the six months ended June 30, 2020 and 2019, respectively, pursuant to the terms of the Co-Venture Agreement. As of June 30, 2020 and December 31, 2019, the Company had accounts receivable balances outstanding from TEC of $21,228 and $14,323, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc. (“Natural Point”), a vendor of the Company. For the three months ended June 30, 2020 and 2019, the Company purchased specialized equipment from Natural Point in the amount of $47,416 and $17,733, respectively. For the six months ended June 30, 2020 and 2019, the Company purchased specialized equipment from Natural Point in the amount of $47,416 and $56,084, respectively. As of June 30, 2020 and December 31, 2019, the Company had $13,946 and $34,865 accounts payable balance outstanding, respectively.

Note 11. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no threatened litigation at this time.

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that call for base annual salaries of $195,000 and $175,000, respectively, subject to cost of living adjustments, and containing automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three and six months ended June 30, 2020 and 2019, there was no amount credited to operations for profit sharing due to net loss in both periods, respectively. The 2020 profit-sharing estimate is revised quarterly and will be finalized after year-end financial audit.

Note 12. Stockholders’ Equity

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

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. On May 11, 2020, the Company suspended its stock repurchase program in accordance with the interim rulings and FAQ guidance provided by the U.S. Small Business Administration for public company PPP loan recipients. The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan.

Treasury Stock

During the three months ended June 30, 2020 and 2019, the Company purchased nil and 14,450 additional treasury shares at an average cost of nil and $3.97 per share. During the six months ended June 30, 2020 and 2019, the Company purchased nil and 82,689 treasury shares at an average cost of nil and $3.85 per share. As of June 30, 2020 and 2019, all treasury shares purchased had been cancelled and returned to shares authorized.

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

	June 30, 2020		June 30, 2019
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	234,167	$2.47	279,167	$2.34
Granted	-	-	-	-
Redeemed	(7,500)	0.88	(3,750)	1.40
Exercised	(15,000)	0.88	(5,000)	1.13
Expired / terminated	-	-	-	-
Options outstanding, end of quarter	211,667	$2.64	270,417	$2.38
Options exercisable, end of quarter	211,667	$2.64	270,417	$2.38

For the three months ended June 30, 2020 and 2019, the Company received cash payments related to the exercise of options in the amount of $6,915 and $5,651, respectively. For the six months ended June 30, 2020 and 2019, the Company received cash payments related to the exercise of options in the amount of $13,215 and $5,651, respectively.

The Company did not have any non-vested stock options outstanding as of June 30, 2020 and December 31, 2019. The weighted average contractual term for options outstanding and exercisable at June 30, 2020 and 2019 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2020 and 2019 was $300,162 and $183,700, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $30,087 and $6,050, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

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

At June 30, 2020 and 2019, there were no options issued under the Equity Plan.

Note 13. Subsequent Events

On July 28, 2020, the Company signed the Second Amendment to Convertible Promissory Note with TEC, to extend the maturity date from August 1, 2020 to August 1, 2023 and reconfirm the payment provision that 20% of net proceeds of any private placement or public offering of TEC’s securities during the note’s term shall be paid to VirTra in reduction of the note’s principal and accrued interest until paid in full.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”) is a global provider of judgmental use of force training simulators, firearms training simulators and driving simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly effective virtual reality and simulator technology.

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

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we invest in potential growth.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300® Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300® is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300® shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180® Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180® is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100® Simulator & V-100® MIL – a single-screen based simulator systems

○	The V-100® is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire® device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100® firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100® MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100® MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO® a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO® is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	VirTra Driver Training Simulator™ is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA®) enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP™) is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA™ interactive coursework on a subscription basis.

●	V-Author® Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author® is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire® device which applies real-world stress on the trainees during simulation training.

●	TASER®, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Recent Developments

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order, currently in effect until May 15, 2020 and then entered Arizona’s Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could continue to affect the value of the Company’s long-term investment in TEC, including the long-term note receivable from TEC. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act.

Results of operations for the three and six months ended June 30, 2020 and June 30, 2019

Revenues. Revenues were $2,769,779 for the three months ended June 30, 2020 compared to $3,054,313 for the same period in 2019, a decrease of $284,534, or 9%. For the six months ended June 30, 2020, revenues were $6,107,942, compared to $6,105,651 for the same period in 2019, an increase of $2,291, or 0%. The decrease in revenues for the three-months ended June 30, 2020 were a result of reduced equipment installations due to COVID-19 travel restrictions and the increase in the six-months ended June 30, 2020 resulted from the number of simulators and accessories completed, delivered and revenue recognized as a result of a large increase in sales orders and some customers agreeing to receive equipment despite COVID-19.

Cost of Sales. Cost of sales were $1,192,012 for the three months ended June 30, 2020 compared to $1,539,267 for the same period in 2019, a decrease of $347,255, or 23%. For the six months ended June 30, 2020, cost of sales was $2,934,948, compared to $2,790,136 for the same period in 2019, an increase of $144,812, or 5%. In the three months ended June 30, 2020, the decrease was primarily due to reduced direct material costs directly related to the type and quantity of simulator systems and accessories sold. In the six months ended June 30, 2020, the cost of sales on a dollar basis varies from quarter-to-quarter primarily due to sales volume and product mix but tends to remain consistent as a percentage of total revenue, when compared annually. The increase was primarily due to increased direct material, direct labor, direct travel and production supply costs related to the type and quantity of simulator systems and accessories sold.

Gross Profit. Gross profit was $1,577,767 for the three months ended June 30, 2020 compared to $1,515,046 for the same period in 2019, an increase of $62,721, or 4%. Gross profit was $3,172,994 for the six months ended June 30, 2020, compared to $3,315,515 for the same period in 2019, a decrease of $142,521, or 4%. The gross profit margin was 57.0% for the three months ended June 30, 2020 and 49.6% for the same period in 2019. The gross profit margin was 51.9% for the six months ended June 30, 2020 and 54.3% for the same period in 2019. For the three months ended June 30, 2020, the increase in gross profit was primarily due to reduced warranty costs. For the six months ended June 30, 2020, the decrease in gross profit was primarily due to differences in the product mix and the quantity of systems, accessories and services sold.

Operating Expenses. Operating expense was $2,399,685 for the three months ended June 30, 2020 compared to $2,398,525 for the same period in 2019, an increase of $1,160, or 0%. Operating expense was $4,506,816 for the six months ended June 30, 2020, compared to $4,656,097 for the same period in 2019, a decrease of $149,281, or 3%. In the six-month period ended June 30, 2020, the decrease was mainly due to reduced selling, general and administrative costs for travel, tradeshows, and professional services as a result of COVID-19 restrictions.

Operating Loss. Operating loss was $821,918 for the three months ended June 30, 2020 compared to an operating loss of $883,479 for the same period in 2019, a decrease of $61,561, or 7%. Operating loss was $1,333,822 for the six months ended June 30, 2020 compared to operating loss of $1,340,582 for the same period in 2019, a decrease of $6,760, or 1%.

Other Income. Other income net of other expense was $9,184 for the three months ended June 30, 2020 compared to $32,500 for the same period in 2019, a decrease of $23,316, or 72%. For the six months ended June 30, 2020, other income net of other expense was $28,678 compared to $69,701 for the same period in 2019, and a decrease of $41,023, or 59%. In each period, the decrease resulted primarily from a reduction of interest income due to maintaining higher levels of cash during the COVID-19 pandemic.

Benefit for Income Taxes. Benefit for income taxes was $211,474 for the three months ended June 30, 2020 compared to benefit for income taxes of $217,248 for the same period in 2019, a decrease of $5,774, or 3%. Benefit for income taxes was $314,474 for the six months ended June 30, 2020 compared to benefit for income taxes of $324,248 for the same period in 2019, a decrease of $9,774, or 3%. In each period, the decrease resulted from the federal tax rate being applied to the net operating loss, adjusted for deferred tax assets and liabilities. Provision and/or (benefit) for income taxes are estimated quarterly applying both federal and state tax rates.

Net Loss. Net loss was $601,260 for the three months ended June 30, 2020 compared to net loss of $633,731 for the same period in 2019, a decrease of $32,471, or 5%. For the six months ended June 30, 2020, net loss was $990,670 compared to net loss of $946,633 for the same period in 2019, an increase of $44,037, or 5%. In each period, the fluctuations in net (loss) income relate to each respective section discussed above.

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

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

Net Loss	$(601,260)	$(633,731)	$32,471	-5%	$(990,670)	$(946,633)	$(44,037)	5%

Adjustments:
Provision for income taxes	(211,474)	(217,248)	5,774	-3%	(314,474)	(324,248)	9,774	-3%
Depreciation and amortization	89,930	73,419	16,511	22%	179,607	143,684	35,923	25%
EBITDA	$(722,804)	$(777,560)	$54,756	-7%	$(1,125,537)	$(1,127,197)	$1,660	0%
Impairment loss on That’s Eatertainment, related party	140,000	-	140,000	100%	140,000	-	140,000	100%
Reserve for note receivable	3,639	102,473	(98,834)	-96%	7,278	102,473	(95,195)	-93%

Adjusted EBITDA	$(579,165)	$(675,087)	$95,922	-14%	$(978,259)	$(1,024,724)	$46,465	-5%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $3,779,820 and $1,415,091 of cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively. The Company also held certificates of deposits with maturities of less than 12-months, which are recorded as short-term investments, totaling $240,000 and $1,915,000 as of June 30, 2020 and December 31, 2019, respectively. Working capital was $6,860,754 and $7,173,280 as of June 30, 2020 and December 31, 2019, respectively.

Net cash used in operating activities was $290,375 for the six months ended June 30, 2020 and net cash used in operating activities was $1,932,470 for the six months ended June 30, 2019. Net cash used in operating activities resulted primarily from increased inventory and increased accounts receivable, as well as other changes in operating assets and liabilities.

Net cash provided by investing activities was $1,327,021 for the six months ended June 30, 2020 and net cash provided by investing activities was $1,142,710 for the six months ended June 30, 2019. Investing activities in 2020 consisted of redemptions of certificates of deposits, purchase of intangible assets, purchases of property and equipment, compared to investing activities in 2019 that consisted of purchases and redemptions of certificates of deposits, purchases of intangible assets and purchases of property and equipment.

Net cash provided by financing activities was $1,328,083 for the six months ended June 30, 2020 and net cash used in financing activities was $316,920 for the six months ended June 30, 2019. Financing activities in 2020 consisted primarily of the PPP Promissory Note. Financing activities in 2019 consisted entirely of purchase of treasury stock.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $5.9 million for the three months ended June 30, 2020.

The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2020, the Company’s backlog was $14.3 million. Management estimates the majority of the new bookings received in the second quarter of 2020 will be converted to revenue in 2020. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating the company and maintaining our current business strategy for more than 12 months from the filing of this Quarterly Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to expand our product and services offered, to enhance our sales and marketing efforts and effectiveness, to position ourselves for future acquisitions and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that there have been no changes in our critical accounting policies during the six months ended June 30, 2020.

Recent Accounting Pronouncements

See Note 1 to our condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: August 11, 2020	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

