Form 10-Q
period 2020-09-30
VirTra, Inc
filed 2020-11-10
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 7,767,530  shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,097,484	$1,415,091
Certificates of deposit	-	1,915,000
Accounts receivable, net	2,523,131	2,307,972
Interest receivable	-	7,340
Inventory, net	3,441,764	1,949,414
Unbilled revenue	3,689,442	3,579,942
Prepaid expenses and other current assets	461,612	353,975

Total current assets	14,213,433	11,528,734

Long-term assets:
Property and equipment, net	1,089,385	1,028,198
Operating lease right-of-use asset, net	1,169,876	1,390,873
Intangible assets, net	266,843	217,930
That’s Eatertainment note receivable, long-term, net, related party	285,288	291,110
Security deposits, long-term	19,712	19,712
Other assets, long-term	332,990	351,236
Deferred tax asset, net	1,712,000	1,792,000
Investment in That’s Eatertainment, related party	434,000	840,000

Total long-term assets	5,310,094	5,931,059

Total assets	$19,523,527	$17,459,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$649,293	$621,127
Accrued compensation and related costs	995,946	611,487
Accrued expenses and other current liabilities	557,891	334,751
Note payable, current	601,696	-
Operating lease liability, short-term	315,476	297,244
Deferred revenue, short-term	3,369,569	2,490,845

Total current liabilities	6,489,871	4,355,454

Long-term liabilities:
Deferred revenue, long-term	1,321,857	1,748,257
Note payable, long-term	724,265	-
Operating lease liability, long-term	935,622	1,174,882

Total long-term liabilities	2,981,744	2,923,139

Total liabilities	9,471,615	7,278,593

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,767,530 shares issued and outstanding as of September 30, 2020 and 7,745,030 shares issued and outstanding as of December 31, 2019, respectively	778	775
Class A common stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	13,887,975	13,894,680
Accumulated deficit	(3,836,841)	(3,714,255)

Total stockholders’ equity	10,051,912	10,181,200

Total liabilities and stockholders’ equity	$19,523,527	$17,459,793

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Net sales	$6,395,356	$6,682,728	$12,472,106	$12,696,810
That’s Eatertainment royalties/licensing fees, related party	16,005	28,561	45,247	100,993
Other royalties/licensing fees	2,360	2,120	4,310	21,257
Total revenue	6,413,721	6,713,409	12,521,663	12,819,060

Cost of sales	2,446,455	2,957,865	5,381,403	5,748,001

Gross profit	3,967,266	3,755,544	7,140,260	7,071,059

Operating expenses:
General and administrative	2,250,348	2,127,422	6,050,798	6,074,213
Research and development	497,645	381,654	1,204,011	1,090,960

Net operating expense	2,747,993	2,509,076	7,254,809	7,165,173

Income (loss) from operations	1,219,273	1,246,468	(114,549)	(94,114)

Other income (expense)
Other income	7,067	38,426	45,359	114,158
Other expense	(3,315)	-	(12,929)	(6,031)

Net other income	3,752	38,426	32,430	108,127

Income (loss) before provision for income taxes	1,223,025	1,284,894	(82,119)	14,013

Provision for income taxes	354,941	347,787	40,467	23,539

Net income (loss)	$868,084	$937,107	$(122,586)	$(9,526)

Net income (loss) per common share:
Basic	$0.11	$0.12	$(0.02)	$(0.00)
Diluted	$0.11	$0.12	$(0.02)	$(0.00)

Weighted average shares outstanding:
Basic	7,760,799	7,745,030	7,753,034	7,748,543
Diluted	7,842,475	7,721,574	7,753,034	7,748,543

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2020	-	$-	7,760,030	$777	$13,902,047	$-	$(4,704,925)	$9,197,899
Stock options exercised	-	-	7,500	1	6,749	-	-	6,750
Stock options repurchased	-	-	-	-	(20,821)	-	-	(20,821)
Net income	-	-	-	-	-	-	868,084	868,084
Balance at September 30, 2020	-	$-	7,767,530	$778	$13,887,975	$-	$(3,836,841)	$10,051,912

	For the Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200
Stock options exercised	-	-	22,500	3	19,962	-	-	19,965
Stock options repurchased	-	-	-	-	(26,667)	-	-	(26,667)
Net loss	-	-	-	-	-	-	(122,586)	(122,586)
Balance at September 30, 2020	-	$-	7,767,530	$778	$13,887,975	$-	$(3,836,841)	$10,051,912

	For the Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2019	-	$-	7,739,255	$774	$13,918,615	$-	$(4,585,611)	$9,333,778
Stock options exercised	-	-	5,775	1	5,774	-	-	5,775
Stock options repurchased	-	-	-	-	(11,743)	-	-	(11,743)
Net income	-	-	-	-	-	-	937,107	937,107
Balance at September 30, 2019	-	$-	7,745,030	$775	$13,912,646	$-	$(3,648,504)	$10,264,917

	For the Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2018	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Treasury stock	-	-	-	-	-	(318,204)	-	(318,204)
Treasury stock cancelled	-	-	(93,396)	(10)	(355,502)	355,512	-	-
Stock options exercised	-	-	10,775	2	11,424	-	-	11,426
Stock options repurchased	-	-	-	-	(16,110)	-	-	(16,110)
Net loss	-	-	-	-	-	-	(9,526)	(9,526)
Balance at September 30, 2019	-	$-	7,745,030	$775	$13,912,646	$-	$(3,648,504)	$10,264,917

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net loss	$(122,586)	$(9,526)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	274,866	434,405
Right of use amortization	220,997	-
Reserve for note receivable	16,738	102,473
Deferred taxes	80,000	17,000
Impairment of investment in That’s Eatertainment, related party	406,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(215,159)	(129,398)
That’s Eatertainment note receivable, net, related party	(10,916)	-
Trade note receivable, net	-	652
Interest receivable	7,340	3,923
Inventory, net	(1,492,350)	(1,206,098)
Unbilled revenue	(109,500)	(1,422,221)
Prepaid expenses and other current assets	(107,637)	(120,642)
Other assets	18,246	(48,140)
Security deposits, long-term	-	320,044
Accounts payable and other accrued expenses	635,765	799,915
Payments on operating lease liability	(221,028)	(178,909)
Deferred revenue	452,324	1,719,878

Net cash (used in) provided by operating activities	(166,900)	283,356

Cash flows from investing activities:
Purchase of certificates of deposit	-	(3,560,000)
Redemption of certificates of deposit	1,915,000	5,135,000
Purchase of intangible asset	(55,580)	(160,000)
Purchase of property and equipment	(329,386)	(489,518)
Proceeds from sale of property and equipment	-	2,631

Net cash provided by investing activities	1,530,034	928,113

Cash flows from financing activities:
Repurchase of stock options	(26,667)	(16,110)
Note Payable- Profiles	-	(11,250)
Stock options exercised	19,965	11,426
Purchase of treasury stock	-	(318,204)
Note payable-PPP Loan	1,325,961	-

Net cash provided by (used in) financing activities	1,319,259	(334,138)

Net increase in cash	2,682,393	877,331
Cash, beginning of period	1,415,091	2,500,381

Cash, end of period	$4,097,484	$3,377,712

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Taxes (refunded) paid	$(39,533)	$6,539
Interest paid	5,247	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of That’s Eatertainment note receivable to long term, related party	$-	$292,138

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order which expired on May 15, 2020, upon which Arizona entered Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could continue to affect the value of the Company’s long-term investment in TEC, including the long-term note receivable from TEC. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan.

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

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2020 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2019 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended
	September 30, 2020				September 30, 2019
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$212,030	$4,635,562	$-	$4,847,592	$277,972	$4,293,832	$740,074	$5,311,878
Extended service-type warranties	18,037	611,087	$11,894	641,018	7,487	534,881	60,434	602,802
Customized software and customized content scenarios	-	738,291	$-	738,291	97,500	401,556	-	499,056
Installation and training	1,351	167,104	$-	168,455	17,395	230,492	21,105	268,992
Licensing and royalties	18,365	-	-	18,365	30,681	-	-	30,681
Total Revenue	$249,783	$6,152,044	$11,894	$6,413,721	$431,035	$5,460,761	$821,613	$6,713,409

For the three months ended September 30, 2020, governmental customers comprised $6,152,044, or 96%, of total net sales, commercial customers comprised $249,783 or 4%, of total net sales, and international customers comprised $11,894, or < 1%, of total net sales. By comparison, for the three months ended September 30, 2019, governmental customers comprised $5,460,761, or 81%, of total net sales, commercial customer comprised $431,035, or 6%, of total net sales, and international customers comprised $821,613, or 12% of total net sales.

	Nine Months Ended
	September 30, 2020				September 30, 2019
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$477,874	$7,969,907	$291,939	$8,739,720	$387,050	$7,674,265	$1,190,580	$9,251,895
Extended service-type warranties	51,700	1,769,908	$116,042	1,937,650	15,903	1,505,183	140,821	1,661,907
Customized software and customized content scenarios	18,566	1,388,121	$-	1,406,687	91,516	1,073,401	-	1,164,917
Installation and training	11,059	372,026	$4,964	388,049	36,904	549,552	31,635	618,091
Licensing and royalties	49,557	-	-	49,557	122,250	-	-	122,250
Total Revenue	$608,756	$11,499,962	$412,945	$12,521,663	$653,623	$10,802,401	$1,363,036	$12,819,060

For the nine months ended September 30, 2020, governmental customers comprised $11,499,962, or 92%, of total net sales, commercial customers comprised $608,756 or 5%, of total net sales, and international customers comprised $412,945, or 3%, of total net sales. By comparison, for the nine months ended September 30, 2019, governmental customers comprised $10,802,401, or 84%, of total net sales, commercial customer comprised $653,623, or 5%, of total net sales, and international customers comprised $1,363,036, or 11% of total net sales.

Customer Deposits

Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $1,031,020 and $651,073 as of September 30, 2020 and December 31, 2019, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. Customer deposits are considered a deferred liability until completion of the customer’s contract performance obligations. When revenue is recognized, the deposit is applied to the customer’s receivable balance.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,327,829 and $1,829,052 as of September 30, 2020 and December 31, 2019, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,321,857 and $1,748,257 as of September 30, 2020 and December 31, 2019, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $316,000 and $331,176 as of September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized revenue of $641,018 and $602,802, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $1,937,651 and $1,661,907, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $10,720 as of September 30, 2020 and December 31, 2019. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date allowing the Company to invoice and be paid the retainage.

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

STEP Revenue

The Company’s Subscription Training Equipment Partnership (STEPTM) operations consist principally of renting its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any rental payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for additional 12-month periods. Agreements may be terminated by either party upon written notice of termination at lease sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at its fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the duration of the agreement term and the remaining useful life of the equipment. The agreements do not include a residual value guarantee.

Adoption of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which together with subsequent amendments provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 and related amendments are effective for us on January 1, 2020, the adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at September 30, 2020 and December 31, 2019 due to their short maturities. The fair value of the note receivable approximates its’ carrying value, using level 3 inputs, at September 30, 2020 and December 31, 2019.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $34,165 and $34,177 at September 30, 2020 and December 31, 2019, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history and the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. The allowance for uncollectible notes receivable was $22,439 and $5,701 at September 30, 2020 and December 31, 2019, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. As of September 30, 2020 and December 31, 2019, inventory reserves were $120,652.

Leases

The Company categorized leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. As of September 30, 2020, the Company had no finance leases. Certain lease contracts include obligations to pay for other services, such as maintenance. The Company elected to account for these other services as a component of the lease (i.e. the Company elected the practical expedient not to separate lease and non-lease components). Lease liabilities are recognized as the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate at the lease commencement date, adjusted for various factors including level of collateralization and term (the “incremental borrowing rate”), unless the rate implicit in the lease is readily determinable. The current portion of lease liabilities is included in “Current liabilities” and the noncurrent portion included in “Long-term liabilities.” Lease assets are recognized based on the initial present value of the fixed lease payments, plus any direct costs from executing the lease or lease prepayments reclassified. Lease assets are presented as “Operating lease right-of-use asset” as a long-term asset. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. During the three and nine months ended September 30, 2020, the Company recognize impairment loss of $266,000 and $406,000, respectively. The Company did not recognize impairment losses during the three and nine months ended September 30, 2019. Management regularly assesses the classification of its investments.

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

Intangible Assets

Intangible assets at September 30, 2020 and December 31, 2019 are comprised of various patents and capitalized media content costs. We compute amortization expense on the intangible assets using the straight-line method over the estimate remaining useful lives.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $86,824 and $257,454 for the three months ended September 30, 2020 and 2019, respectively. Advertising expense was $350,255 and $527,834 for the nine months ended September 30, 2020 and 2019, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development costs were $497,645 and $381,654 for the three months ended September 30, 2020 and 2019, respectively. Research and development costs were $1,204,011 and $1,090,960 for the nine months ended September 30, 2020 and 2019, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 11. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $3,593,831 and $1,069,887 as of September 30, 2020 and December 31, 2019, respectively.

Most sales are to governments that are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Management performs ongoing evaluations of the collectability of its notes receivable and maintains an allowance for estimated losses. The Company’s remaining note receivable is due from one related party and is unsecured but the note can be converted to equity at the Company’s discretions (See Note 2. Notes Receivable and Note 9. Collaboration Agreement with Related Party.)

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended September 30, 2020, one federal agency comprised 22% of total net sales and another federal agency comprised 20% of total net sales. By comparison, for the three months ended September 30, 2019, one federal agency comprised 34% of total net sales. For the nine months ended September 30, 2020, one federal agency comprised 19% of total net sales and another federal agency comprised 14% of total net sales. By comparison, for the nine months ended September 30, 2019, one federal agency comprised 24% of total net sales and another federal agency comprised 10% of total net sales.

As of September 30, 2020, one federal agency comprised 45% and one state agency comprised 18% of total accounts receivable outstanding. By comparison, as of December 31, 2019, one federal agency comprised 30% and one international customer comprised of 20% of total accounts receivable outstanding.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was recorded as of September 30, 2020 and December 31, 2019.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at September 30, 2020 and December 31, 2019. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at September 30, 2020 and December 31, 2019.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2015 and 2020; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets, such as equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At September 30, 2020 and December 31, 2019, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock-Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the three and nine months ended September 30, 2020 and 2019.

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

Note 2. Notes Receivable, Related Party

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a related party (see Note 9), in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The note bears interest at the rate of 5% per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a 25% discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. In July 2019, the Convertible Note’s maturity date was extended to August 2020, all other promissory note terms remain unchanged. In July 2020, due to the impacts of Coronavirus COVID-19, the Note’s maturity date was further extended to August 2023, all other note terms remain unchanged. Under the terms of the Convertible Note, TEC remitted a payment of $16,000, of which $14,972 was applied to accrued interest and $1,028 to principal. The Convertible Note’s principal and accrued interest due as of September 30, 2020 and December 31, 2019 were $307,728 and $296,811, respectively. Because the Convertible Note is from a related party and has a history of being extended, the asset may not be converted to cash within one year and is therefore classified as long-term asset. Additionally, a reserve for collectability has been recorded as of September 30, 2020 and December 31, 2019 totaling $22,440 and $5,701, respectively. See Note 9-Collaboration Agreement with Related Party.

Note 3. Inventory

Inventory consisted of the following as of:

	September 30, 2020	December 31, 2019
Raw materials and work in process	$3,562,416	$2,070,066
Reserve	(120,652)	(120,652)

Total inventory, net	$3,441,764	$1,949,414

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $332,990 and $351,236 of spare parts as Other Assets, long-term on the Balance Sheet at September 30, 2020 and December 31, 2019, respectively.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2020	December 31, 2019
Computer equipment	$1,115,326	$1,115,326
Furniture and office equipment	223,925	223,925
Machinery and equipment	1,096,898	1,096,898
STEP equipment	811,332	481,946
Leasehold improvements	334,934	334,934

Total property and equipment	3,582,415	3,253,029
Less: Accumulated depreciation	(2,493,030)	(2,224,831)

Property and equipment, net	$1,089,385	$1,028,198

Depreciation expense, including STEP depreciation, was $93,037 and $78,678 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense, including STEP depreciation, was $268,200 and $220,186 for the nine months ended September 30, 2020 and 2019, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	September 30, 2020	December 31, 2019
Patents	$160,000	$160,000
Capitalized media content	121,658	66,078

Total intangible asset	281,658	226,078
Less: Accumulated amortization	(14,815)	(8,148)

Intangible asset, net	$266,843	$217,930

Amortization expense was $2,222 and $2,222 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense was $6,667 and $5,926 for the nine months ended September 30, 2020 and 2019, respectively.

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

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	September 30, 2020
Assets
Operating lease right-of-use assets, January 1, 2020	$1,390,873
Amortization for the nine months ended September 30, 2020	(220,997)
Total operating lease right-of-use asset, September 30, 2020	$1,169,876
Liabilities
Current
Operating lease liability, short-term	$315,476
Non-current
Operating lease liability, long-term	935,622
Total lease liabilities	$1,251,098

Future minimum lease payments as of September 30, 2020 under non-cancelable operating leases are as follows:

2020	$90,005
2021	368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,358,876
Less: imputed interest	(107,778)
Operating lease liability	$1,251,098

The balance sheet classification of lease assets and liabilities as of December 31, 2019 was as follows:

Balance Sheet Classification	December 31, 2019
Assets
Operating lease right-of-use assets, January 1, 2019	$1,674,857
Amortization for the year ended December 31, 2019	(283,984)
Total operating lease right-of-use asset, December 31, 2019	$1,390,873
Liabilities
Current
Operating lease liability, short-term	$297,244
Non-current
Operating lease liability, long-term	1,174,882
Total lease liabilities	$1,472,126

Future minimum lease payments as of December 31, 2019 under non-cancelable operating leases are as follows:

2020	$357,452
2021	368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,626,323
Less: imputed interest	(154,197)
Operating lease liability	$1,472,126

Rent expense for the three months ended September 30, 2020 and 2019 was $139,933 and $124,303, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $412,315 and $368,170, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	September 30, 2020	December 31, 2019

Salaries and wages payable	$583,155	$192,161
Employee benefits payable	18,451	11,259
Accrued paid time off	338,283	287,846
Profit sharing payable	56,057	120,221

Total accrued compensation and related costs	$995,946	$611,487

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2020	December 31, 2019

Manufacturer’s warranties	$316,000	$257,000
Warranties-other	-	74,176
Miscellaneous payable	760	1,193
Taxes payable	241,131	2,382

Total accrued expenses and other current liabilities	$557,891	$334,751

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

The entire PPP Note amount is be recorded as a financial liability on the entity’s balance sheet with the next twelve months of principal plus accrued interest recorded as short-term liabilities and the remaining principal note balance recorded as a long-term liability. The note payable amounts consist of the following:

	September 30, 2020	December 31, 2019
Short-term liabilities:
Note payable, principal	$596,449	$-
Accrued interest on note	5,247	-

Note payable, short-term	$601,696	$-

Long-term liabilities:

Note payable, long term	$724,265	$-

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

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds, as of September 30, 2020 and December 31, 2019, 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding common shares of TEC. The Company has elected to utilize the cost minus impairment approach to record the investment in TEC because the investment does not have a readily determinable fair value as of the reporting date. Management regularly assesses the financial statements and other key financial factors related to the classification of its investment in TEC, such as the recent impact of COVID-19. The Company recorded its investment at cost minus impairment as of September 30, 2020 and December 31, 2019, at $434,000 and $840,000, respectively.

In addition, as of September 30, 2020, the Company holds a warrant to purchase 25,577 shares of TEC common stock, adjusted for the 1-for-12,000 reverse stock split and the 2,000-for-1 forward stock split, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Note 10. Related Party Transactions

During the three months ended September 30, 2020 and 2019, the Company redeemed 3,750 and 3,750 previously awarded options reaching expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $2,778 and $2,168 in additional compensation expense for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company redeemed 11,250 and 3,750 previously awarded options reaching expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $8,857 and $9,747 in additional compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

During the three months ended September 30, 2020 and 2019, the Company issued 7,500 and 5,000 shares of common stock to related parties consisting of the CEO and one member of the Board of Directors, to exercise previously awarded stock options for $6,750 and $5,650 cash paid at an exercise price of $0.90 and $1.13 per share, respectively. During the nine months ended September 30, 2020 and 2019, the Company issued 22,500 and 5,000 shares of common stock to related parties consisting of the CEO and one member of the Board of Directors, to exercise previously awarded stock options for $19,965 and $5,650 cash paid at a weighted average exercise price of $0.887 and $1.13 per share, respectively.

Mr. Saltz, who is a former member of our Board of Directors, is also Chairman of the Board of Directors of TEC, as well as a majority stockholder of TEC. The Company has entered into a Co-Venture Agreement with TEC (See Note 9. Collaboration Agreement with Related Party.) The Company owns 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. The Company recognized $16,005 and $28,561 for license fees (royalties) for the three months ended September 30, 2020 and 2019, respectively, pursuant to the terms of the Co-Venture Agreement. The Company recognized $45,247 and $100,993 for license fees (royalties) for the nine months ended September 30, 2020 and 2019, respectively, pursuant to the terms of the Co-Venture Agreement. As of September 30, 2020, and December 31, 2019, the Company had accounts receivable balances outstanding from TEC of $37,234 and $8,251, respectively.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc. (“Natural Point”), a vendor of the Company. For the three months ended September 30, 2020 and 2019, the Company purchased specialized equipment from Natural Point in the amount of $151,511 and $75,803, respectively. For the nine months ended September 30, 2020 and 2019, the Company purchased specialized equipment from Natural Point in the amount of $198,927 and $131,887, respectively. As of September 30, 2020 and December 31, 2019, the Company had $5,000 and $17,433 accounts payable balance outstanding, respectively.

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

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three and nine months ended September 30, 2020, $56,057 was accrued for profit sharing in both periods. The 2020 profit-sharing estimate is revised quarterly and will be finalized after the year-end financial audit.

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

Treasury Stock

During the three months ended September 30, 2020 and 2019, the Company purchased nil and 14,450 additional treasury shares at an average cost of nil and $3.97 per share. During the nine months ended September 30, 2020 and 2019, the Company purchased nil and 82,689 treasury shares at an average cost of nil and $3.85 per share. As of September 30, 2020 and 2019, all treasury shares purchased had been cancelled and returned to shares authorized.

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

	September 30, 2020		September 30, 2019
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	234,167	$2.47	279,167	$2.34
Granted	-	-	-	-
Redeemed	(36,250)	0.83	(25,475)	1.19
Exercised	(22,500)	0.89	(10,775)	1.06
Expired / terminated	-	-	-	-
Options outstanding, end of quarter	175,417	$3.01	242,917	$2.52
Options exercisable, end of quarter	175,417	$3.01	242,917	$2.52

For the three months ended September 30, 2020 and 2019, the Company received cash payments related to the exercise of options in the amount of $6,750 and $5,775, respectively. For the nine months ended September 30, 2020 and 2019, the Company received cash payments related to the exercise of options in the amount of $19,966 and $11,426, respectively.

The Company did not have any non-vested stock options outstanding as of September 30, 2020 and December 31, 2019. The weighted average contractual term for options outstanding and exercisable at September 30, 2020 and 2019 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2020 and 2019 was $204,037 and $263,610, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2020 and 2019 was $20,275 and $8,720, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $50,362 and $14,770, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

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

At September 30, 2020 and 2019, there were no options issued under the Equity Plan.

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

Recent Developments

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order which expired on May 15, 2020, upon which Arizona entered Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could continue to affect the value of the Company’s long-term investment in TEC, including the long-term note receivable from TEC. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act.

Results of operations for the three and nine months ended September 30, 2020 and September 30, 2019

Revenues. Revenues were $6,413,721 for the three months ended September 30, 2020 compared to $6,713,409 for the same period in 2019, a decrease of $229,688, or 4%. For the nine months ended September 30, 2020, revenues were $12,521,663, compared to $12,819,060 for the same period in 2019, a decrease of $297,397, or 2%. The decrease in revenues for the three-months ended September 30, 2020 were a result of reduced equipment installations due to COVID-19 travel restrictions. The decrease in the nine-months ended September 30, 2020 was also due to COVID-19 travel restrictions.

Cost of Sales. Cost of sales were $2,446,455 for the three months ended September 30, 2020 compared to $2,957,865 for the same period in 2019, a decrease of $511,410, or 17%. For the nine months ended September 30, 2020, cost of sales was $5,381,403, compared to $5,748,001 for the same period in 2019, a decrease of $366,598, or 6%. In the three months ended September 30, 2020, the decrease was primarily due to reduced direct material costs and reduced travel costs resulting from reduced sales. In the nine months ended September 30, 2020, the cost of sales on a dollar basis varies from quarter-to-quarter primarily due to sales volume and product mix but tends to remain fairly consistent as a percentage of total revenue, when compared annually.

Gross Profit. Gross profit was $3,967,266 for the three months ended September 30, 2020 compared to $3,755,544 for the same period in 2019, an increase of $211,722, or 6%. Gross profit was $7,140,260 for the nine months ended September 30, 2020, compared to $7,071,059 for the same period in 2019, an increase of $69,201, or 1%. The gross profit margin was 61.9% for the three months ended September 30, 2020 and 55.9% for the same period in 2019. The gross profit margin was 57.0% for the nine months ended September 30, 2020 and 55.2% for the same period in 2019.

Operating Expenses. Operating expense was $2,747,993 for the three months ended September 30, 2020 compared to $2,509,076 for the same period in 2019, an increase of $238,917, or 10%. Operating expense was $7,254,809 for the nine months ended September 30, 2020, compared to $7,165,173 for the same period in 2019, an increase of $89,636, or 1%. For the three months ended September 30, 2020, the increase was mainly due to a $266,000 impairment in the investment in TEC recorded as operating expense. For the nine months ended September 30, 2020, the increase was due to an $406,000 impairment in the investment of TEC recorded as operating expense, offset by reduced selling, general and administrative costs from COVID-19 restrictions on travel and tradeshows.

Operating Income (Loss). Operating income was $1,219,273 for the three months ended September 30, 2020 compared to an operating income of $1,246,468 for the same period in 2019, a decrease of $27,195, or 2%. Operating loss was $114,549 for the nine months ended September 30, 2020 compared to an operating loss of $94,114 for the same period in 2019, an increase of $20,435, or 22%.

Other Income. Other income net of other expense was $3,752 for the three months ended September 30, 2020 compared to $38,426 for the same period in 2019, a decrease of $34,674, or 90%. For the nine months ended September 30, 2020, other income net of other expense was $32,430 compared to $108,127 for the same period in 2019, and a decrease of $75,697, or 70%. In each period, the decrease resulted primarily from a reduction of interest income from investments due to maintaining higher levels of cash during the COVID-19 pandemic.

Provision for Income Taxes. Provision for income taxes was $354,941 for the three months ended September 30, 2020 compared to provision for income taxes of $347,787 for the same period in 2019, an increase of $7,154, or 2%. Provision for income taxes was $40,467 for the nine months ended September 30, 2020 compared to provision for income taxes of $23,539 for the same period in 2019, an increase of $16,928, or 72%. The increase for the three and nine months ended September 30,2020 resulted from the federal tax rate being applied to the net operating loss, adjusted for deferred tax assets and liabilities. Provision and/or (benefit) for income taxes are estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net Income was $868,084 for the three months ended September 30, 2020 compared to net income of $937,107 for the same period in 2019, a decrease of $69,023, or 7%. For the nine months ended September 30, 2020, net loss was $122,586 compared to net loss of $9,526 for the same period in 2019, an increase of $113,060, or 1187%. In each period, the fluctuations in net (loss) income relate to each respective section discussed above.

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

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change

Net Income (Loss)	$868,084	$937,107	$(69,023)	-7%	$(122,586)	$(9,526)	$(113,060)	1187%

Adjustments:
Provision for income taxes	354,941	347,787	7,154	2%	40,467	23,539	16,928	72%
Depreciation and amortization	95,259	77,259	18,000	23%	274,866	222,471	52,395	24%
EBITDA	$1,318,284	$1,362,153	$(43,869)	-3%	$192,747	$236,484	$(43,737)	-18%
Impairment loss on That’s Eatertainment, related party	266,000	-	266,000	100%	406,000	-	406,000	100%
Reserve for note receivable	9,461	-	9,461	100%	16,738	102,473	(85,735)	-84%

Adjusted EBITDA	$1,593,745	$1,362,153	$231,592	17%	$615,485	$338,957	$276,528	82%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $4,097,484 and $1,415,091 of cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively. The Company also held certificates of deposits with maturities of less than 12-months, which are recorded as short-term investments, totaling $nil and $1,915,000 as of September 30, 2020 and December 31, 2019, respectively. Working capital was $7,723,562 and $7,173,280 as of September 30, 2020 and December 31, 2019, respectively.

Net cash used in operating activities was $166,900 for the nine months ended September 30, 2020 and net cash provided by operating activities was $283,356 for the nine months ended September 30, 2019. Net cash used in operating activities resulted primarily from increased inventory and increased accounts receivable, as well as other changes in operating assets and liabilities.

Net cash provided by investing activities was $1,530,034 for the nine months ended September 30, 2020 and $928,113 for the nine months ended September 30, 2019. Investing activities in 2020 consisted of redemptions of certificates of deposits, purchase of intangible assets, purchases of property and equipment, compared to investing activities in 2019 that consisted of purchases and redemptions of certificates of deposits, purchases of intangible assets and purchases of property and equipment.

Net cash provided by financing activities was $1,319,259 for the nine months ended September 30, 2020 and net cash used in financing activities was $334,138 for the nine months ended September 30, 2019. Financing activities in 2020 consisted primarily of the proceeds received from the PPP Promissory Note. Financing activities in 2019 consisted primarily of the purchase of treasury stock.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $6.5 million for the three months ended September 30, 2020.

The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2020, the Company’s backlog was $14.4 million. Management estimates the majority of the $6.5 million bookings received in the third quarter of 2020 will be converted to revenue in 2020. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that there have been no changes in our critical accounting policies during the nine months ended September 30, 2020.

Recent Accounting Pronouncements

See Note 1 to our condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: November 10, 2020	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Judy A. Henry
Judy A. Henry,
Chief Financial Officer
(principal financial and principal accounting officer)

 s