Form 10-K
period 2020-12-31
VirTra, Inc
filed 2021-03-29
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2020 was approximately $27,876,144.

As of March 26, 2021, the registrant had 7,775,030 outstanding shares of common stock.

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

Effective March 2, 2018, we effected a 1-for-2 reverse stock split of our issued and outstanding Common Stock (together the “Reverse Stock Split”). All references to shares of our Common Stock in this Annual Report on Form 10-K refer to the number of shares of Common Stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”), located in Tempe, Arizona, is a global provider of judgmental use of force training simulators, firearms training simulators and driving simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly-effective virtual reality and simulator technology.

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

We also are engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), a former related party and a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience. Mitchell Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. Accordingly, until October 2020, TEC was a related party.

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

Modern Round and TEC

On the civilian side, on January 16, 2015, we entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, Inc. (formerly, Modern Round, LLC) (“Modern Round”). Modern Round is a wholly owned subsidiary of TEC (formerly known as Modern Round Entertainment Corporation), a developer and operator of a combined dining and entertainment concept centered on an indoor virtual shooting entertainment concept. Mitchell Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. Accordingly, until October 2020, Modern Round and TEC were related parties. TEC currently operates two virtual shooting lounge facilities in Peoria and Mesa, Arizona. Under the terms of the agreement, we granted Modern Round, a former related party, an exclusive, non-transferable royalty-bearing right and license to use our software in virtual shooting lounge facilities for sales-based royalties.

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

Modern Round Co-Venture Agreement

The Co-Venture Agreement with Modern Round grants TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. TEC agreed to pay the Company throughout the term of the Co-Venture Agreement, a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together do not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity. The Co-Venture Agreement also provided for (i) the grant of 1,365,789 membership units of Modern Round (“Units”) to the Company, (ii) a right to participate to the extent of five percent of any offering by Modern Round of its Units, and (iii) warrants to purchase 1,365,789 Units at a price of $0.25 per share.

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

On August 16, 2017, the Company amended the Co-Venture Agreement to permit TEC to sublicense the VirTra Technology to third party operators of stand-alone location-based entertainment companies. TEC agreed to pay the Company royalties for any such sublicenses in an amount equal to 10% of the revenue paid to TEC in cases where TEC pays for the cost of the equipment for such location or 14% of the revenue paid to TEC in cases where it does not pay for the cost of the equipment.

On July 23, 2018, the Company amended the Co-Venture Agreement to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and convertible promissory note payment; (iii) clarify the exclusivity provisions of the Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities.

On July 31, 2019, the Company executed the First Amendment to Convertible Promissory Note with TEC to extend the Convertible Note’s maturity date for one additional year to August 1, 2020 and TEC remitted a payment of 20% of its net proceeds from its recent public offering totaling $16,000. All other terms and conditions of the Convertible Note remained unchanged. For the years ended December 31, 2020 and 2019, respectively, the Company recognized license fee income (royalties) from TEC of $45,247 and $130,625.

As of December 31, 2019, the Company held 560,000 shares of TEC common stock, representing approximately 4.8% of the issued and outstanding common shares of TEC. The Company determined a bona fide offer by TEC to sell investments for an amount less than the carrying amount of the Company’s investment occurred for the year ended December 31, 2019. As a result, an impairment loss of $280,000 was taken to write-down the TEC investment to the estimated fair value. During 2020, the Company determined the investment to be fully impaired and subsequently wrote down remaining $840,000. The impairment losses were recorded as an operating expense in 2020 and 2019. The Company recorded its investment at the estimated fair value as of December 31, 2020 and 2019 of $0 and $840,000, respectively.

In addition, at December 31, 2020, the Company held a warrant to purchase 25,577 shares of TEC common stock at an exercise price of $2.4436 per share. This warrant became exercisable on April 14, 2016, the date of grant, and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

Mitchell Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. Accordingly, until October 2020, TEC was a related party. As of October 11, 2020, TEC is no longer considered a related party.

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

Our patent portfolio includes seven issued U.S. patents, which expire between 2025 and 2037. In 2019, VirTra completed an Asset Purchase Agreement with Tiberius Technology, LLC, that included purchase of a patent and two patent pendings, all patent ownership was transferred effective March 13, 2019 and the two patent pendings were issued as patents.

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

Research and Development

During the years ended December 31, 2020 and 2019, our research and product development expenses were approximately $1,603,379 and $1,345,513, respectively.

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

Employees

As of December 31, 2020, we employed 92 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we do not currently have any labor disputes.

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

Operations

Our operations are conducted from our principal executive office in Tempe, Arizona. We have no offices or employees internationally. However, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2020, we have performed sales contracts and warranty service obligations in the U.S. and 33 foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a customer located in the foreign country, or pursuant to a contract between our company and a U.S. government agency (such as the U.S. Department of State). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2020. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of (i) our second annual report on Form 10-K, or (ii) the first annual report on Form 10-K following the date on which we are no longer an emerging growth company and no longer qualify as a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act could require that we incur substantial accounting expense and expend significant management efforts including the potential of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our Common Stock is listed for trading on NASDAQ requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. If we fail to meet these continued listing requirements, our Common Stock may be subject to delisting. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 7,775,030 shares of our Common Stock outstanding as of March 23, 2021, 7,500 shares are restricted subject to Rule 144 with the remaining shares tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. In June 2018, the Company initiated a declaratory judgment action in the Superior Court of the State of Arizona. A former customer had raised allegations of breach of contract and breach of warranty and the Company sought relief and clarification from the Superior Court regarding the allegations and the Company’s obligations under the contract with the former customer. In May 2019, the Company entered into a settlement agreement of $76,250. The agreement does not constitute an admission of any unlawful conduct or wrongdoing. Based on a previously negotiated settlement agreement, the Company accrued and paid the full settlement of $76,250 as of December 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.”

Holders of Common Stock

As of March 26, 2021, 7,775,030 shares of our Common Stock were outstanding and held by approximately 102 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 – October 31, 2020	-	$-	-	$-
November 1, 2020 – November 30, 2020	-	$-	-	$-
December 1, 2020 – December 31, 2020	-	$-	-	$-
Total	-	$-	-	$-

(1)	Average price paid per share includes commissions.
(2)	On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Exchange Act. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The repurchase program was suspended as a result of interim rulings for public-company recipients of a Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) during the second quarter 2020. The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan.

ITEM 6. RESERVED

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

We also are engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience. Mitchell Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. Accordingly, until October 2020, TEC was a related party.

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

Results of operations for the years ended December 31, 2020 and December 31, 2019

Revenues. Revenues were $19,087,631 for the year ended December 31, 2020 compared to $18,711,923 for the same period in 2019, representing an increase of $375,708 or 2.0%. The increase was the result of slight increases in sales of simulators, STEP sales, accessories, curriculum and training, and recurring extended warranty revenue in 2020.

Cost of Sales. Cost of sales were $7,187,210 for the year ended December 31, 2020 compared to $8,998,232 for the same period in 2019, representing a decrease of $1,811,022, or 20.1%. The year-over-year reduction was due to decreases in material costs, service and warranty costs, and travel expenses for both new and existing customers.  In addition, the decrease in cost was a result of an increase in STEP sales where the cost of equipment is reclassified to property and equipment and amortized over the life of the equipment.

Gross Profit. Gross profit was $11,900,421 for the year ended December 31, 2020 compared to $9,713,691 for the same period in 2019, representing an increase of $2,186,730, or 22.5%. The gross profit margin was 62.3% for the year ended December 31, 2020 and 51.9% for the same period in 2019. The increase in gross profit was primarily due to differences in the quantity and type of simulator systems, type of accessories and variety of services sold, combined with a decrease in cost of sales.

Operating Expenses. Net operating expense was $10,674,109 for the year ended December 31, 2020 compared to $9,451,373 for the same period in 2019, representing an increase of $1,222,736, or 12.9%. During the year ended December 31, 2020, there was a $346,477 allowance for bad debt on accounts and note receivable and a one-time $840,000 impairment loss recorded as general and administrative expense on the Statement of Operations. For the year ended December 31, 2019, there was a $119,750 allowance for bad debt on accounts and note receivable and a $280,000 impairment loss recorded as general and administrative expenses on the Statement of Operations. Additionally, the year-over-year increase in general and administrative was due to an increase in salaries and benefits, research and development, and facility expenses, partially offset by a decrease in tradeshow and travel related costs.

Income from Operations. Income from operations was $1,226,312 for the year ended December 31, 2020 compared to $262,318 for the same period in 2019, representing an increase of $963,994, or 367.4%, resulting from a decrease in cost of sales partially offset by an increase in operating expenses.

Income Tax Expense. Income tax expense (benefit) was ($218,800) for the year ended December 31, 2020 compared to $446,725 for the same period in 2019, representing a decrease in expense of $665,525, or -148.9%. The decrease resulted from a true-up of our deferred tax asset and temporary timing differences in deferred revenue, reserves, depreciation and amortization, and net operating loss carryforward, offset by an adjustment for taxes prepaid and refunded from prior year tax overpayments.

Other Income (Expense). Other income net of other expense was $13,035 for the year ended December 31, 2020 compared to $109,130 for the same period in 2019, representing a decrease of $96,095, or 88.1%, primarily resulting from a decrease in interest income.

Net Income (Loss). Net income was $1,478,403 for the year ended December 31, 2020 compared to net loss of $75,277 for the same period in 2019, representing an increase of $1,553,680, or 2,063.9%, related to each respective section discussed above.

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

	For the Years Ended
	December 31,	December 31,	Increase	%
	2020	2019	(Decrease)	Change

Net Income (Loss)	$1,478,403	$(75,277)	$1,553,680	-2064%
Adjustments:
(Provision) benefit for income taxes	(218,800)	446,725	(665,525)	-149%
Depreciation and amortization	380,154	307,952	72,202	23%
EBITDA	$1,639,757	$679,400	$960,357	141%
Impairment loss on That’s Eatertainment, former related party	840,000	280,000	560,000	200%
Reserve for note receivable	311,367	108,174	203,193	188%

Adjusted EBITDA	$2,791,124	$1,067,574	$1,723,550	161%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $6,841,985 and $1,415,091 cash and cash equivalents as of December 31, 2020 and 2019, respectively. The Company also held certificates of deposits with maturities less than 12 months, which are recorded as short-term investments, totaling $0.00 and $1,915,000 as of December 31, 2020 and 2019, respectively. Working capital was $10,269,397 and $7,173,280 as of December 31, 2020 and 2019, respectively.

Net cash provided by operating activities was $2,245,637 for the year ended December 31, 2020 and net cash used in operating activities was $1,914,296 for the year ended December 31, 2019. Net cash provided by operating activities for the year ended December 31, 2020 resulted primarily from a decrease in accounts receivable, increases in accounts payable and deferred revenue offset by increases in inventory and unbilled revenue, as well as other changes in operating assets and liabilities. Operating activities in 2019 consisted of changes in working capital with significant cash used for increased accounts receivable and unbilled revenue offset by deferred revenue.

Net cash provided by investing activities was $1,852,993 for the year ended December 31, 2020 and $1,181,110 for the year ended December 31, 2019. Investing activities in 2020 consisted of redemptions of certificates of deposits, purchase of intangible assets, and reclassification of inventory to property and equipment. Investing activities in 2019 consisted of reclassification of inventory to, and sales of property and equipment, purchase of intangible assets, and purchase and redemption of certificates of deposit.

Net cash provided by financing activities was $1,328,263 for the year ended December 31, 2020 and net cash used in financing activities was $352,104 for the year ended December 31, 2019. Financing activities in 2020 consisted primarily of the proceeds received from the PPP Promissory Note. Financing activities in 2019 consisted of repurchase of stock options, purchase of treasury stock and repayment of the note payable for the machine shop.

Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $5.5 million for the three months ended December 31, 2020. The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of December 31, 2020, the Company’s backlog was $14.6 million.

Management estimates the majority of the new bookings received in the fourth quarter of 2020 will be converted to revenue in 2021. Management’s estimate for the conversion of backlog is based on current contract delivery dates, however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

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

Cost Method Investments

The Company holds an investment in TEC. The stock of TEC does not have a readily determinable fair value and is measured at cost minus impairment, if any. Management regularly evaluates the recoverability of its investment in TEC based on TEC’s performance and financial position. During the year ended December 31, 2019, the Company utilized TEC’s recent offer to sell, and an investor’s bona fide offer to purchase, as an indicator of the fair value of TEC’s common stock. During the year ended December 31, 2020, the Company evaluated the recoverability and determined to fully impair. There are no other investments as of December 31, 2020.

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

Revenue Recognition

We account for revenue recognition in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective transition method. We evaluated the distinct performance obligations and the pattern of revenue recognition of our contracts upon adoption of the standard. Consequently, after our review of contracts, we concluded that the impact of adopting the standard did not have a significant effect on our balance sheets, statements of operations, changes in stockholders’ equity, or cash flows.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors and Shareholders of

VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VirTra, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 26, 2021

VIRTRA, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$6,841,984	$1,415,091
Certificates of deposit	-	1,915,000
Accounts receivable, net	1,378,270	2,307,972
Interest receivable	-	7,340
Inventory, net	3,515,997	1,949,414
Unbilled revenue	5,408,598	3,579,942
Prepaid expenses and other current assets	382,445	353,975

Total current assets	17,527,294	11,528,734

Long-term assets:
Property and equipment, net	1,381,744	1,028,198
Operating lease right-of-use asset, net	1,094,527	1,390,873
Intangible assets, net	271,048	217,930
That’s Eatertainment note receivable, long term, net, related party	-	291,110
Security deposits, long-term	86,500	19,712
Other assets, long-term	500,114	351,236
Deferred tax asset, net	1,892,000	1,792,000
Investment in That’s Eatertainment, related party	-	840,000

Total long-term assets	5,225,933	5,931,059

Total assets	$22,753,227	$17,459,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$345,573	$621,127
Accrued compensation and related costs	843,101	611,487
Accrued expenses and other current liabilities	772,884	334,751
Note payable, current	266,037	-
Operating lease liability, short-term	321,727	297,244
Deferred revenue, short-term	4,708,575	2,490,845

Total current liabilities	7,257,897	4,355,454

Long-term liabilities:
Deferred revenue, long-term	1,920,346	1,748,257
Note payable, long-term	1,063,243	-
Operating lease liability, long-term	853,155	1,174,882

Total long-term liabilities	3,836,744	2,923,139

Total liabilities	11,094,641	7,278,593

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 7,775,030 shares issued and outstanding as of December 31, 2020 and 7,745,030 shares issued and outstanding as of December 31, 2019	778	775
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	13,893,660	13,894,680
Accumulated deficit	(2,235,852)	(3,714,255)

Total stockholders’ equity	11,658,586	10,181,200

Total liabilities and stockholders’ equity	$22,753,227	$17,459,793

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	For the Years ended
	December 31, 2020	December 31, 2019
Revenues:
Net sales	$19,038,074	$18,558,741
That’s Eatertainment royalties/licensing fees, former related party	45,247	130,625
Other royalties/licensing fees	4,310	22,557
Total revenue	19,087,631	18,711,923

Cost of sales	7,187,210	8,998,232

Gross profit	11,900,421	9,713,691

Operating expenses:
General and administrative	9,070,730	8,105,860
Research and development	1,603,379	1,345,513

Net operating expense	10,674,109	9,451,373

Income from operations	1,226,312	262,318

Other income (expense):
Other income	49,539	115,736
Other expense	(16,248)	(6,606)

Net other income	33,291	109,130

Income before provision for income taxes	1,259,603	371,448

Provision for income taxes	(218,800)	446,725

Net income (loss)	$1,478,403	$(75,277)

Net income (loss) per common share:
Basic	$0.19	$(0.01)
Diluted	$0.19	$(0.01)

Weighted average shares outstanding:
Basic	7,757,037	7,747,655
Diluted	7,835,830	7,747,655

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2019	-	$-	7,827,651	$783	$14,272,834	$(37,308)	$(3,638,978)	$10,597,331
Stock options exercised	-	-	10,775	2	11,424	-	-	11,426
Stock options repurchased	-	-	-	-	(34,076)	-	-	(34,076)
Purchase of treasury stock	-	-	-	-	-	(318,204)	-	(318,204)
Treasury stock cancelled	-	-	(93,396)	(10)	(355,502)	355,512	-	-
Net loss	-	-	-	-	-	-	(75,277)	(75,277)
Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200

Stock options exercised	-	-	30,000	3	30,163	-	-	30,166
Stock options repurchased	-	-	-	-	(31,183)	-	-	(31,183)
Net Income	-	-	-	-	-	-	1,478,403	1,478,403
Balance at December 31, 2020	-	$-	7,775,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31 2020	December 31, 2019

Cash flows from operating activities:
Net Income (loss)	$1,478,403	$(75,277)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	380,154	307,952
Right of use amortization	296,346	283,984
Reserve for note receivable	291,110	108,174
Deferred taxes	(100,000)	608,000
Impairment of investment in That’s Eatertainment, former related party	840,000	280,000
Changes in operating assets and liabilities:
Accounts receivable, net	929,702	(1,005,962)
That’s Eatertainment note receivable, net, related party	-	(4,673)
Trade note receivable, net	-	652
Interest receivable	7,340	14,045
Inventory, net	(2,291,394)	(819,357)
Unbilled revenue	(1,828,656)	(2,890,789)
Prepaid expenses and other current assets	(28,470)	23,545
Other assets	(148,878)	(58,938)
Security deposits, long-term	(66,788)	320,044
Accounts payable and other accrued expenses	394,193	(108,881)
Payments on operating lease liability	(297,244)	(249,254)
Deferred revenue	2,389,819	1,352,439

Net cash provided by (used in) operating activities	2,245,637	(1,914,296)

Cash flows from investing activities:
Purchase of certificates of deposit	-	(3,560,000)
Redemption of certificates of deposit	1,915,000	5,135,000
Purchase of intangible assets	(62,007)	(226,078)
Purchase of property and equipment	-	(171,452)
Proceeds from sale of property and equipment	-	3,640
Net cash provided by investing activities	1,852,993	1,181,110

Cash flows from financing activities:
Repurchase of stock options	(31,183)	(34,076)
Repayment of debt	-	(11,250)
Stock options exercised	30,166	11,426
Purchase of treasury stock	-	(318,204)
Note payable-PPP Loan	1,329,280	-
Net cash provided by (used in) financing activities	1,328,263	(352,104)

Net increase (decrease) in cash	5,426,893	(1,085,290)
Cash, beginning of period	1,415,091	2,500,381
Cash, end of period	$6,841,984	$1,415,091

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Taxes refunded	$(118,800)	$(161,275)
Interest paid	8,566	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of That’s Eatertainment note receivable to long term, former related party	$-	$292,138
Conversion of inventory to property and equipment	724,811	481,945
Treasury stock cancelled	-	355,512
Operating lease right of use asset and liabilities, net of deferred rent	-	1,674,857

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order which expired on May 15, 2020, upon which Arizona entered Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could continue to affect the value of the Company’s long-term investment in TEC, including the long-term note receivable from TEC. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan.

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

	Year ended December 31,
	2020				2019
Total Revenue $	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$1,052,223	$12,450,793	$299,430	$13,802,446	$530,742	$11,069,039	$1,992,819	$13,592,600
Extended service-type warranties	74,290	2,408,379	$138,771	2,621,440	35,148	2,132,864	203,421	2,371,433
Customized software and content	100,109	1,957,635	$-	2,057,744	103,424	1,457,424	68,702	1,629,550
Installation and training	17,004	534,478	$4,962	556,444	46,630	678,211	240,317	965,158
Licensing and royalties	49,557	-	$-	49,557	153,182	-	-	153,182
Total Revenue	$1,293,183	$17,351,285	$443,163	$19,087,631	$869,126	$15,337,538	$2,505,259	$18,711,923

For the year ended December 31, 2020, governmental customers comprised $17,351,285, or 91% of total net sales, commercial customers comprised $1,293,183 or 7% of total net sales and international customers comprised $443,163, or 2% of total net sales. By comparison, for the year ended December 31, 2019, governmental customers comprised $15,337,538, or 82% of total net sales, commercial customer comprised $869,126 or 5% of total net sales and international customers comprised $2,505,259, or 13% of total net sales. For the years ended December 31, 2020 and 2019, the Company recorded $794,524 and $191,289, respectively, in STEP revenue, or 4% and 1%, respectively, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $2,517,175 and $651,073 at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $325,844 and $180,041, respectively, related to customer deposits that were included in deferred revenue, long-term, at the beginning of each period. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,191,400 and $1,829,052 at December 31, 2020 and 2019, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,920,346 and $1,748,257 at December 31, 2020 and 2019, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $352,000 and $257,000 at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $2,621,440 and $2,371,433, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $0 and $10,720 at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $10,720 and $122,500, respectively, related to customer retainage that were included in the liability at the beginning of each period. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date, allowing the Company to invoice and recover the retainage.

Licensing and Royalties with Former Related Party

As discussed further in Note 9. Co-Venture Agreement with Modern Round, the Company licenses intellectual property to Modern Round, LLC (“MR”), a wholly-owned subsidiary of That’s Eatertainment Corp. (“TEC”), f/k/a Modern Round Entertainment Corp. (“MREC”), a former related party, in exchange for sales-based royalties. Revenues from this agreement are recognized in accordance with the terms of the contract as the sales occur. The Company receives additional immaterial sales-based royalties from strategic partners. Effective October 12, 2020, TEC and MREC no longer meet the requirements to be considered related parties.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at December 31, 2020 and 2019 due to their short maturities. The fair value of the notes receivable approximates its carrying value, using level 3 inputs, at December 31, 2020 and 2019.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $34,959 and $34,177 at December 31, 2020 and 2019, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history, the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. Due to the ongoing uncertainty resulting from the Covid pandemic, the Company has recorded a reserve for the full amount of a note receivable and accrued interest from a former related party totaling $311,367 in 2020. During 2019, the Company realized a full credit loss against a note receivable totaling $369,286. The allowance for uncollectible notes receivable was $311,367 and $108,174 at December 31, 2020 and 2019, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory reserves were $120,652 and $120,652 at December 31, 2020 and 2019, respectively.

Investments in Other Companies

The Company accounts for investments in other companies that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has elected to utilize the cost minus impairment approach because the investment in TEC does not have a readily determinable fair value as of the reporting date. See Note 9. Co-Venture Agreement with Modern Round.

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. For the year ended December 31, 2020 and 2019, the Company recognized an impairment loss of $840,000 and $280,000, respectively. Management regularly assesses the classification of its investments.

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

Intangible Assets

Intangible assets at December 31, 2020 are comprised of various patents. We compute amortization expense on the patents using the straight-line method over the estimated remaining useful lives of 16 years. We compute amortization expense on media content using the straight-line method over the weighted average remaining period which is 16 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $512,655 and $828,692 for the years ended December 31, 2020 and 2019, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development expense was $1,603,379 and $1,345,513 for the years ended December 31, 2020 and 2019, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 10. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $6,338,896 and $1,069,887 at December 31, 2020 and 2019, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Management performs ongoing evaluations of the collectability of its notes receivable and maintains an allowance for estimated losses. As of December 31, 2020, the Company did not hold any notes receivables. (See Note 2. Notes Receivable and Note 9 Co-Venture Agreement with Modern Round)

Historically, the Company primarily sells its products to U.S. federal and state agencies. For the year ended December 31, 2020, one agency comprised 16% of total net sales. By comparison, for the year ended December 31, 2019, one agency comprised 18% and one agency comprised 12% of total net sales. As of December 31, 2020, one federal agency comprised 8.5% and one state agency comprised 31% of total accounts receivable. By comparison, as of December 31, 2019, one federal agency comprised 30% and one international customer comprised 20% of total accounts receivables.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was recorded at December 31, 2020 and 2019.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at December 31, 2020 and 2019. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2020 or 2019.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2014 and 2020; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At December 31, 2020 and 2019, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. There were no grants of stock-based awards during the years ended December 31, 2020 and 2019.

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

Net Income (Loss)per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Year Ended December 31,
	2020	2019
Net income/(loss)	$1,478,403	$(75,277)

Weighted average common stock outstanding	7,757,037	7,747,655
Incremental shares from stock options	78,793	-
Weighted average common stock outstanding diluted	7,835,830	7,747,655
Net income/(loss) per common share and common equivalent shares
Basic	$0.19	$(0.01)
Diluted	$0.19	$(0.01)

The Company has potentially dilutive securities outstanding that are not included in the diluted earnings per share calculation for the years ended December 31, 2020 and 2019 because their effect would be anti-dilutive. These potentially dilutive securities, comprised entirely of the Company’s stock options, totaled 98,750 and 26,667 for the years ended December 31, 2020 and 2019, respectively.

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

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a former related party (see Note 8. Co-Venture Agreement with Modern Round), in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The Convertible Note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The Convertible Note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. In July 2019, the Convertible Note’s maturity date was extended to August 2020, with all other terms remaining unchanged. Under the terms of the Convertible Note, TEC remitted a payment of $16,000 of which $14,972 was applied to accrued interest and $1,028 to principal. In July, 2020, the Convertible Note’s maturity date was extended to August, 2023, all other promissory note terms remain unchanged. The Convertible Note’s principal and accrued interest due as of December 31, 2020 and 2019 was $311,367 and $296,811, respectively. Due to the ongoing effects of COVID-19 and the inability of TEC meet its payment obligations under the terms of the Convertible Note, the Company has recorded a reserve in the full amount of the note and accrued interest. The reserve for collectability as of December 31, 2020 and 2019 was $311,367 and $5,701, respectively. See Note 9-Co-Venture Agreement with Modern Round.

Note 3. Inventory

Inventory consisted of the following as of:

	December 31, 2020	December 31, 2019

Raw materials and work in process	$3,636,649	$2,070,066
Reserve	(120,652)	(120,652)

Total inventory	$3,515,997	$1,949,414

During 2020 and 2019, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $500,114 and $351,236 of spare replacement parts as Other Assets, long-term on the Balance Sheet at December 31, 2020 and 2019, respectively. In addition, during 2020 and 2019, the Company transferred $724,811 and $292,138, respectively, from inventory to property and equipment.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2020	December 31, 2019

Computer equipment	$1,115,326	$1,115,326
Furniture and office equipment	223,925	223,925
Machinery and equipment	1,096,898	1,096,898
Leasehold improvements	334,934	334,934
STEP equipment	1,206,757	481,946

Total property and equipment	3,977,840	3,253,029
Less: Accumulated depreciation	(2,596,096)	(2,224,831)

Property and equipment, net	$1,381,744	$1,028,198

Depreciation expense, including STEP depreciation, was $371,265 and $299,804 for the years ended December 31, 2020 and 2019, respectively.

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	December 31, 2020	December 31, 2019
Patents	$160,000	$160,000
Capitalized media content	128,085	66,078

Total intangible asset	288,085	226,078
Less: Accumulated amortization	(17,037)	(8,148)

Intangible asset, net	$271,048	$217,930

Amortization expense was $8,889 and $8,148 for the years ended December 31, 2020 and 2019, respectively. The weighted average remaining period is 16 years.

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 4.5%. Significant judgement is required when determining the Company’s incremental borrowing rate. The Company uses the implicit rate when readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Effective January 1, 2019, the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $1,721,380 and derecognized $46,523 deferred rent for an adjusted operating lease right-of-use asset in the net amount of $1,674,857.

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets, beginning of period	$1,390,873	$1,674,857
Amortization for the year ended	$(296,346)	$(283,984)
Total operating lease right-of-use asset	$1,094,527	$1,390,873
Liabilities
Current
Operating lease liability, short-term	$321,727	$297,244
Non-current
Operating lease liability, long-term	$853,155	$1,174,882
Total lease liabilities	$1,174,882	$1,472,126

Future minimum lease payments as of December 31, 2020 under non-cancelable operating leases are as follows:

2021	$368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,268,871
Less: imputed interest	(93,989)
Operating lease liability	$1,174,882

The Company had a deferred rent liability of $0 and $0 as of December 31, 2020 and 2019, respectively, relative to the increasing future minimum lease payments. Rent expense for the years ended December 31, 2020 and 2019 was $412,315 and $499,612, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2020	December 31, 2019

Salaries and wages payable	$278,331	$192,161
Employee benefits payable	634	11,259
Accrued paid time off (PTO)	366,827	287,846
Profit sharing payable	197,309	120,221

Total accrued compensation and related costs	$843,101	$611,487

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2020	December 31, 2019

Manufacturer’s warranties	$352,000	$257,000
Warranties-other	-	74,176
Loss contingencies	-	-
Taxes payable	316,076	2,382
Miscellaneous payable	104,808	1,193

Total accrued expenses and other current liabilities	$772,884	$334,751

Note 8. Note Payable

On May 8, 2020, VirTra received a Promissory Note (the “PPP Note”) in the amount of $1,320,714 under the PPP from Wells Fargo Bank, N.A (the “Lender”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (the “SBA”) for the PPP loan. The Company intends to use its entire PPP Note amount for designated qualifying expenses and to apply for forgiveness   in accordance with the PPP loan terms. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. With respect to any portion of the PPP Note that is not forgiven, the PPP Note will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults on any other loan with the Lender or other creditors.

Under this approach, the Company will initially account for the PPP Note as a debt instrument and apply the interest method considering the six-month payment deferral allowed for the loan. The PPP Note is payable over two years at a fixed interest rate of 1%. The payments due and payable monthly are in the amount of $55,604 commencing November 6, 2020 and continuing on the 8th day of each month thereafter until maturity on May 8, 2022. Under conventional terms at loan maturity the total repayment could total $1,320,714 principal and $18,720 of interest over the two-year period, for a combined repayment of $1,339,434. Any portion not forgiven, can be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the SBA makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company has not made any payments on the PPP note during 2020.

The entire PPP Note amount is recorded as a financial liability on the Company’s balance sheet with the next twelve months of principal plus accrued interest recorded as short-term liabilities and the remaining principal note balance recorded as a long-term liability. The PPP note payable amounts consist of the following:

	December 31, 2020	December 31, 2019
Short-term liabilities:
Note payable, principal	$257,471	$-
Accrued interest on note	8,566	-

Note payable, short-term	$266,037	$-

Long-term liabilities:

Note payable, long term	$1,063,243	$-

Note 9. Co-Venture Agreement with Modern Round

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with MR, a wholly-owned subsidiary of TEC, a related party at that time. Mitchell Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. The Co-Venture Agreement granted TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Additionally, under the terms of the Co-Venture Agreement, equity representing five percent (5%) of Modern Round’s ownership interest, on a fully-diluted basis, was issued to the Company. TEC agreed to pay the Company, during the term of the Co-Venture Agreement, a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together did not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

On August 16, 2017, the Company amended the Co-Venture Agreement to permit TEC to sublicense the VirTra technology to third party operators of stand-alone location-based entertainment companies. TEC agreed to pay the Company royalties for any such sublicenses in an amount equal to 10% of the revenue paid to TEC in cases where TEC pays for the cost of the equipment for such location or 14% of the revenue paid to TEC in cases where it does not pay for the cost of the equipment.

On July 23, 2018, the Company further amended the Co-Venture Agreement to (i) confirm the minimum royalty deficiency benefit due for the royalty period ended May 31, 2018; (ii) establish payment terms for the minimum royalty deficiency benefit due, to include both cash and promissory note payment; (iii) clarify the exclusivity provisions of the Co-Venture Agreement; and (iv) amend the minimum royalty calculations to only TEC branded facilities.

On July 31, 2019, the Company executed the First Amendment to Convertible Promissory Note with TEC to extend the Convertible Note’s maturity date for one additional year to August 1, 2020 and TEC remitted a payment in the amount of $16,000. All other terms and conditions of the Convertible Note remain unchanged.

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds at December 31, 2019, 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding common shares of TEC. During the year ended December 31, 2020 and 2019, the Company recognized an impairment loss of $840,000 and $280,000, respectively. The Company recorded its investment at cost minus impairment as of December 31, 2020 and 2019, at $0 and $840,000, respectively.

In addition, as of December 31, 2020, the Company held a warrant to purchase 25,577 shares of TEC common stock, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

As of October 11, 2020, TEC ceased to be a related party.

Note 10. Related Party Transactions

During the years ended December 31, 2020 and 2019, the Company redeemed 40,000 and 34,225 previously awarded options reaching expiration from related parties, including the Company’s CEO, COO, an employee, a Board Director and other executive officers. These redemptions canceled the stock options and resulted in a total of $73,987 and $38,353 in additional compensation expense in 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, related parties exercised 30,000 and 5,000 previously awarded options for the exercise price of $30,163 and $5,650, respectively, resulting in issuance of common stock to the CEO and one member of the Board of Directors.

Mr. Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. The Company has entered into a Co-venture Agreement with TEC (See Note 9 Co-Venture Agreement with Modern Round) The Company owns 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. The Company recognized $46,247 and $130,625 for license fees (royalties) for the years ended December 31, 2020 and 2019, pursuant to the terms of the Co-Venture Agreement. At December 31, 2020 and 2019, TEC had accounts receivable balances outstanding of $0. As of October 11, 2020, TEC ceased to be a related party.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc., a vendor of the Company. In 2020 and 2019, the Company purchased specialized equipment from Natural Point in the amount of $232,218 and $167,302, respectively. At December 31, 2020 and 2019 the Company had an outstanding balance payable to Natural Point of $0 and $34,865, respectively.

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

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that call for base annual salaries of $195,000 and $175,000, respectively, subject to cost of living adjustments, and containing automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments. As of December 31, 2020, the Chief Executive Officer’s base annual salary was $248,791 and the Chief Operating Officer’s base annual salary was $223,274.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year only to active employees. For the years ended December 31, 2020 and 2019, the amount expensed to operations was $206,869 and $93,160, respectively.

Note 12. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31 is as follows:

	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$324,000	$762,000
Tax Credits	907,000	286,000
Deferred revenue	152,000	58,000
Non-qualified stock option expense	120,000	136,000
Investment in TEC	89,000	51,000
Reserves, accruals and other	254,000	231,000
Accumulated depreciation and amortization	46,000	268,000

Total deferred tax assets	1,892,000	1,792,000
Less: Valuation allowance	-	-

Net deferred tax asset	$1,892,000	$1,792,000

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses has not occurred. The Company believes it has approximately $1.1 million of federal net operating loss carry-forwards as of December 31, 2020, that are available to offset future taxable income that expire starting in 2031, and approximately $474,000 which can be carried forward indefinitely.

Significant components of the (provision) for income tax for the years ended December 31 as follows:

	2020	2019
Current	$(119,000)	$(162,000)
Deferred	(100,000)	608,000
Change in valuation allowance	-	-

Provision for income taxes	$(219,000)	$446,000

The Company is subject to federal and state taxes. Reconciliations of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31 are as follows:

	2020		2019
	$	%	$	%
Federal income tax expense at the statutory rate	$265,000	21.0%	$78,000	21.0%
State income taxes, net of federal benefit	69,000	5.5%	20,000	5.4%
Permanent differences	186,654	14.8%	79,665	21.4%
True ups to tax return and other	(739,654)	-58.7%	268,335	72.2%
Change in federal income tax rates	-	0.0%	-	0.0%
Change in valuation allowance	-	0.0%	-	0.0%

Provision (benefit) for income taxes	$(219,000)	-59.0%	$446,000	120.1%

The benefit for income taxes increased in 2020 from a true-up of the deferred tax asset and temporary timing differences in deferred revenue, reserves, depreciation and amortization, and net operating loss carryforward, offset by an adjustment for taxes prepaid and refunded from prior year tax over payments.

Note 13. Stockholders’ Equity

Authorized Capital

Common Stock.

Authorized Shares. The Company is authorized to issue 60,000,000 shares of common stock, par value $0.0001 per share, of which (a) 50,000,000 shares shall be common stock, par value $0.0001, (b) 2,500,000 shares shall be Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and (c) 7,500,000 shares shall be Class B common stock, par value $0.0001 per share (the “Class B Common Stock”). No shares of Class A Common Stock or Class B Common Stock have been issued.

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

Stock Repurchase

On October 25, 2016 the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The Company’s stock repurchase program was suspended as a results of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan.

Treasury Stock

During the year ended December 31, 2020, the Company purchased no treasury shares. During the year ended December 31, 2019, the Company purchased 82,689 treasury shares at an average cost of $3.85 per share. At December 31, 2019, all treasury shares outstanding had been cancelled and returned to shares authorized.

	Year Ended December 31,
	2020		2019
Period:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased	Average Price Paid per Share

Repurchased Shares - January-March	-	$-	68,239	$3.82
Repurchased Shares - April-June	-	$-	14,450	$3.97
Repurchased Shares - July-September	-	$-	-	$-
Repurchased Shares - October-December	-	$-	-	$-
Total	-	$-	82,689	$3.85

Repurchased Shares Status
Repurchased Shares Cancelled	-		82,689
Repurchased Shares Held in Treasury	-		-
Total	-		82,689

Approximate Funds Remaining in Repurchase Plan as of December 31, 2020	$-

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

	December 31, 2020		December 31, 2019
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	234,167	$2.47	279,167	$2.25
Granted	-	-	-	-
Redeemed	(40,000)	0.88	(34,225)	1.13
Exercised	(30,000)	1.01	(10,775)	1.06
Expired / terminated	-	-	-	-
Options outstanding, end of year	164,167	$3.13	234,167	$2.47
Options exercisable, end of year	164,167	$3.13	234,167	$2.47

The Company did not have any non-vested stock options outstanding as of December 31, 2020. The weighted average contractual term for options outstanding and exercisable at December 31, 2020 and 2019 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2020 and 2019 was $138,487 and $731,112, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $63,437 and $14,770, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. For the years ended December 31, 2020 and 2019, the Company received payments related to the exercise of options in the amount of $30,166 and $11,426, respectively. The total fair value of shares vested during the years ended December 31, 2020 and 2019 is $0 and $0, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2020:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.80 - $.99	11,250	$0.98	11,250	$0.98
$1.00 - $1.99	33,750	$1.68	33,750	$1.68
$2.00 - $2.99	42,500	$2.48	42,500	$2.48
$3.00 - $3.99	25,000	$3.50	25,000	$3.50
$4.00 - $4.99	25,000	$4.25	25,000	$4.25
$5.00 - $5.99	26,667	$5.50	26,667	$5.50
$.40 - $2.99	164,167	$3.13	164,167	$3.13

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2019:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.80 - $.99	70,000	$0.87	70,000	$0.87
$1.00 - $1.99	45,000	$1.60	45,000	$1.60
$2.00 - $2.99	42,500	$2.48	42,500	$2.48
$3.00 - $3.99	25,000	$3.50	25,000	$3.50
$4.00 - $4.99	25,000	$4.25	25,000	$4.25
$5.00 - $5.99	26,667	$5.50	26,667	$5.50
$.40 - $2.99	234,167	$2.47	234,167	$2.47

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

At December 31, 2020 and 2019, there were no options issued under the Equity Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 25, 2021 , the Company’s Board of Directors appointed Marsha J. Foxx, the Company’s Interim Vice President Chief Accounting Officer, as the Chief Accounting Officer and Vice President, with all the functions and duties of the principal financial officer and principal accounting officer of the Company.

Set forth below is certain biographical information regarding Ms. Foxx.

Marsha J. Foxx, age 59, brings to the Company over 20 years of experience in financial operations, business transformation strategies, and all phases of the accounting processes and controls. Throughout her career, she has held numerous leadership positions in a variety of industries including technology and healthcare. Prior to joining the Company, she served as vice president finance for Cerberus Cyber Sentinel, a cyber security startup, from 2019 to 2020, and as global executive vice president finance at Column5 Consulting Group from 2018 to 2019. From 2017 to 2018 and in 2020, Ms. Foxx worked as a consultant for Foxx Denn LLC, a management consulting firm owned by her. She also services as vice president finance for Southwest Spine & Sports from 2015-2017. Ms. Foxx served as chief financial officer of Tactical Air Services, a civilian-based military aggressor flight training company. Ms. Foxx holds a Bachelor of Science degree in Business Administration, majoring in Accounting, from Central Michigan University, and has been a Certified Public Accountant (CPA) for over 25 years.

The Company agreed to pay Ms. Foxx an annual base salary of $140,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our current directors and executive officers. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his successor is elected and qualified. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

Name	Age	Position/Title
Robert D. Ferris	49	Chief Executive Officer, President and Chairman of the Board
Matthew D. Burlend	47	Chief Operating Officer, Vice President and Director
Marsha J. Foxx	59	Chief Accounting Officer, Vice President
Jeffrey D. Brown	57	Director
John Givens	57	Director
James Richardson	44	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

Robert D. Ferris. Mr. Ferris has been our Chief Executive Officer and Chairman of the Board of Directors since 2008 and has been our President since founding Ferris Productions, Inc. (“Ferris Productions”) in 1993. Mr. Ferris has led VirTra in providing the market with revolutionary simulation training products that today impact millions worldwide. He has been awarded multiple patents, spoken at various trade shows, and has written or assisted with various ground-breaking articles and studies in the fields of virtual reality and simulation technology. Mr. Ferris is considered one of the top experts in the world at applying virtual reality and simulation technology to solve real world problems. Mr. Ferris attended the U.S. Air Force Academy and received a Bachelor’s degree in Systems Engineering from the University of Arizona. We believe Mr. Ferris’ history as a founder, officer and director of our company, and his management experience and industry knowledge, provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve as Chairman of our Board of Directors.

Matthew D. Burlend. Mr. Burlend has been our Chief Operating Officer since 2011, Vice President since 2017, and director and Secretary of our Board since 2008. Prior to joining Ferris Productions, Inc. in 1999, Matt was a mechanical engineer focused on the design of automated production equipment for Panduit, a $1+ billion per year global manufacturing company. In his role with our company, Mr. Burlend has contributed significantly to managing the design, production and support of our simulator products and has achieved a highly successful track record in the daily operations of our core business. At VirTra, Matt worked his way up from engineer to becoming COO in 2011. In addition, he was instrumental in managing the company from a debt position of over $4 million, to becoming debt-free in less than three years at the height of the Great Recession, to then achieving record profits. Matt graduated from Olivet Nazarene University with a Mechanical Engineering Degree.

Marsha J. Foxx. Ms. Foxx joined the Company in December, 2020 as our Interim Vice President Chief  Accounting Officer. She brings to the Company over 20 years of experience in financial operations, business transformation strategies, and all phases of the accounting processes and controls. Throughout her career, she has held numerous leadership positions in a variety of industries including technology and healthcare. Prior to joining the Company, she served as vice president of finance for a cyber security startup, as global executive vice president finance for an advanced Enterprise Performance Management (EPM) consultancy, vice president of finance for various healthcare entities, and chief financial officer for a civilian based military aggressor flight training company. In addition, she started her own management consulting firm. Ms. Foxx holds a Bachelor of Science degree in Business Administration, majoring in Accounting, from Central Michigan University, and has been a Certified Public Accountant (CPA) for over 25 years.

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

John Givens. Mr. Givens has served as a director of our company since November 2, 2020. Mr. Givens has over 20 years’ experience as a board member, entrepreneur, and corporate executive. He currently serves as a military board advisor to Bohemia Interactive Simulations (BISim), a global developer of advanced military simulation and training software. In 2010, Mr. Givens established the US company of BISim, and as president, took military simulations products from inception to production. Mr. Givens has achieved numerous awards and honors, including appointment to the board of directors of the National Center for Simulation (NCS), an association of defense companies, and the “Pioneer Awards” for outstanding contributions and innovations to the training and effectiveness of US and overseas soldiers, sailors, and airmen. Mr. Givens graduated with a Bachelor of Science degree in Computer Science from the Florida Institute of Technology and proudly served in the United States Army. We believe Mr. Givens history as founder and president of BISim, and his business development expertise, technology background and extensive management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that (i) Messrs. Brown, Richardson, and Givens do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of NASDAQ and (ii) Messrs. Ferris and Burlend are non-independent directors. Therefore, a majority of our Board of Directors consist of “independent directors” as defined under the listing standards of NASDAQ. Mitchell A. Saltz, who served as a director until his passing on October 11, 2020, also was an independent director.

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

Audit Committee

We have appointed three members of our Board of Directors to the audit committee, Messrs. Givens, Brown, and Richardson. Mr. Saltz served on the audit committee until October 11, 2020. Mr. Brown serves as the chairman of the audit committee and satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience.

Our audit committee is responsible for, among other things:

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

Compensation Committee

We have appointed three members of our Board of Directors, Messrs. Givens, Brown, and Richardson, to the compensation committee. Mr. Saltz served as the chairman of the compensation committee until October 11, 2020. Our compensation committee will assist our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

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

Nominating and Corporate Governance Committee

We have appointed three members of our Board of Directors, Messrs. Givens Brown, and Richardson, to the nominating and corporate governance committee. Mr. Richardson serves as the chairman of the nominating and corporate governance committee. Mr. Saltz served on the nominating and corporate governance committee until October 11, 2020.

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

Director Compensation

2020 Director Compensation Table

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total

Mitchell A. Saltz (1)	$18,000	$-	$-	$-	$-	$-	$18,000
Jeffrey D. Brown	$24,000	$-	$-	$-	$-	$-	$24,000
John Givens (2)	$6,000	$-	$-	$-	$-	$-	$6,000
James Richardson	$24,000	$-	$-	$-	$-	$-	$24,000

(1)	Mr. Saltz served as a member of our Board of Directors until his passing on October 11, 2020.

(2)	Mr. Givens was appointed as a member of our Board of Directors on November 2, 2020.

We approved the payments of quarterly and annual cash retainers to each non-employee director (Messrs. Saltz, Brown, Richardson and Givens) to cover all Board and committee meetings, actions by written consent, and attendance fees. The cash retainers are in lieu of previously Board-approved awards of stock options and any other compensation to non-employee directors for serving on the Board of directors and committees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. We also may allow our non-employee directors to participate in any equity compensation plans that we have adopted or may adopt in the future. Historically, our directors that are our employees have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2020,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2020, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2020.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2020 Summary Compensation Table

	Fiscal			Stock	Option	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Ended	($)	($)	($)	($)	($)	($)
Robert D. Ferris,	12/31/2020	$239,222	$8,910	-		-	$248,132
Chief Executive Officer	12/31/2019	$241,545	$31,750	-		-	$273,295

Matthew D. Burlend,	12/31/2020	$223,274	$34,615	-	$-	-	$257,889
Chief Operating Officer	12/31/2019	$216,771	$40,602	-	$-	-	$257,373

Judy A. Henry ,	12/31/2020	$171,733	$6,271	-	$-	-	$178,004
Former Chief Financial Officer (1)	12/31/2019	$170,001	$4,160	-	$-	-	$174,161

(1)	Ms. Henry retired on December 11, 2020.

Executive Employment Agreements

On April 2, 2012, we entered into three-year Employment Agreements with each of Messrs. Ferris and Burlend that call for base annual salaries of $195,000 and $175,000, respectively, subject to increases based on the cost of living at a minimum. The agreements automatically extend for additional periods of one year. These contracts have been renewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. On January 1, 2020, Messrs. Ferris’ and Burlend’s annual base salary was $248,791 and $223,274, respectively. The employment agreements entitle these executives to an annual cash bonus determined by our Board of Directors based on our performance. In addition, the agreements entitle these executives to participate in any stock option or restricted stock plan adopted by our Board of Directors. The amount of an award under any such plan and the vesting terms shall be as determined by the Board. In addition, we provide the executives with family medical insurance, $15,000 in life insurance, and participation in a 401(k) retirement plan.

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

During the year ended December 31, 2020, the Company’s Chief Operating Officer redeemed 15,000 previously awarded options reaching expiration. The redemptions resulted in $15,083 of additional compensation expense.

During the year ended December 31, 2020, the Chief Executive Officer exercised 20,000 previously awarded options for an aggregate exercise price of $20,110, resulting in the issuance by the Company of 20,000 shares of Common Stock.

Employee Benefit and Equity Incentive Plans

Stock Options

Prior to October 2017, we periodically issued non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. These awards were suspended as of October 1, 2017. As of December 31, 2020, there were 164,167 options outstanding and 164,167 options exercisable at a weighted exercise price of $3.13 and $3.13, respectively.

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

Profit Sharing

We have a discretionary profit-sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2020 and 2019, the amount expensed to operations for this program was $206,869 and $93,160, respectively.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020:

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Ferris	4/1/2014	5,000	-	-	$1.45	4/1/2021
	7/1/2014	5,000	-	-	$0.98	7/1/2021
	10/1/2014	5,000	-	-	$2.10	10/1/2021
	1/2/2015	5,000	-	-	$2.88	1/2/2022
	4/1/2015	5,000	-	-	$3.19	4/1/2022
	7/1/2015	5,000	-	-	$1.90	7/1/2022
	10/1/2015	5,000	-	-	$1.70	10/1/2022
	1/4/2016	5,000	-	-	$2.80	1/2/2023
	4/1/2016	5,000	-	-	$2.23	4/1/2023
	7/1/2016	5,000	-	-	$4.19	7/1/2023
	10/1/2016	5,000	-	-	$5.88	10/1/2023
	1/1/2017	5,000	-	-	$5.20	1/1/2024
	4/1/2017	5,000	-	-	$4.30	4/1/2024
	7/1/2017	5,000	-	-	$3.76	7/1/2024
Total		70,000

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Matthew D. Burlend	4/1/2014	3,750	-	-	$1.45	4/1/2021
	7/1/2014	3,750	-	-	$0.98	7/1/2021
	10/1/2014	3,750	-	-	$2.10	10/1/2021
	1/2/2015	3,750	-	-	$2.88	1/2/2022
	4/1/2015	3,750	-	-	$3.19	4/1/2022
	7/1/2015	3,750	-	-	$1.90	7/1/2022
	10/1/2015	3,750	-	-	$1.70	10/1/2022
	1/4/2016	3,750	-	-	$2.80	1/2/2023
	4/1/2016	3,750	-	-	$2.23	4/1/2023
	7/1/2016	3,750	-	-	$4.19	7/1/2023
	10/1/2016	3,750	-	-	$5.88	10/1/2023
	1/1/2017	3,750	-	-	$5.20	1/1/2024
	4/1/2017	3,750	-	-	$4.30	4/1/2024
	7/1/2017	3,750	-	-	$3.76	7/1/2024
Total		52,500

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2020.

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

(1) Prior to the approval of the VirTra, Inc. 2017 Equity Incentive Plan, we periodically issued non-qualified stock options to key employees, officers and directors under a stock option compensation plan approved solely by the Board of Directors since 2009. Terms of the options granted were at the discretion of the Board of Directors and were generally seven years in term prior to expiration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock at March 26, 2021 for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VirTra, Inc., 7970 S. Kyrene Road, Tempe, AZ 85284. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 7,775,030 shares of our Common Stock outstanding as of March 26, 2021.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 26, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
Robert D. Ferris (1)	447,219	5.7%
Jeffrey D. Brown (2)	49,193	*
Mitchell A. Saltz (3)	29,167	*
James Richardson	-	-
Matthew D. Burlend (4)	52,500	*
Judy A. Henry (5)	5,935	*
All named executive officers and directors as a group (seven persons)	584,014	7.4%

* Represents less than 1%

(1)

The number of shares beneficially owned by Mr. Ferris includes: 377,219 shares of our Common Stock presently outstanding, and options to purchase 70,000 shares of our Common Stock at prices ranging from $0.84 to $5.88.

(2)	The number of shares beneficially owned by Mr. Brown includes: 16,693 shares of our Common Stock presently outstanding and options to purchase 37,500 shares of our Common Stock at prices ranging from $0.80 to $5.40.
(3)	Mr. Saltz ceased to be a director on October 11, 2020. The number of shares beneficially owned by Mr. Saltz includes: 20,000 shares of our Common Stock presently outstanding and options to purchase 9,167 shares of our Common Stock at per share prices ranging from $3.76 to $5.38.
(4)	The number of shares beneficially owned by Mr. Burlend includes: options to purchase 52,500 shares of our Common Stock at prices ranging from $0.84 to $5.88.
(5)	Ms. Henry ceased to be an executive officer on December 11, 2020. The number of shares beneficially owned by Ms. Henry includes: 5,935 shares of our Common Stock presently outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which:

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

On January 16, 2015, we entered into a Co-Venture Agreement with Modern Round and in connection with this agreement we agreed to develop interactive games, skills drills, and advanced training simulation content for Modern Round and license VirTra Technology to Modern Round for a portion of its total revenue, acquired rights to purchase TEC common stock and issued to affiliates of TEC that included Mr. Saltz, who was then a member of our Board of Directors, warrants to purchase an aggregate of 919,382 shares of our Common Stock at a price of $2.72 per share. Pursuant to our rights to acquire shares of TEC common stock pursuant to this agreement, we acquired 560,000 shares of TEC common stock representing approximately 4.8% of its issued and outstanding common stock. See “Business Overview - Modern Round Co-Venture Agreement.”

Mr. Saltz was member of the Company’s Board of Directors until his passing in October 2020, as well as the former Chairman of the Board and a majority stockholder of TEC. Through the terms of the Co-Venture Agreement, the Company acquired 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. In addition, TEC paid the Company for license fees (royalties) pursuant to the terms of the Co-Venture Agreement $45,247 and $130,625 for the years ended December 31, 2020 and 2019, respectively. TEC ceased to be a related party on October 11, 2020.

During the years ended December 31, 2020 and 2019, respectively, the Company did not issue stock options to the Chief Executive Officer, Chief Operating Officer or the members of the Board of Directors.

During the year ended December 31, 2020 and 2019, the Company redeemed 15,000 and 34,225, respectively, previously awarded options reaching expiration from related parties, including the Company’s Chief Executive Officer, Chief Operating Officer and one member of the Board of Directors. These redemptions eliminated the stock options and resulted in a total of $15,083 and $38,353 in additional compensation expense in 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, related parties exercised 30,000 and 5,000 previously awarded options for the exercise price of $30,162 and $5,650, respectively, resulting in purchase and issuance of Common Stock to the Chief Executive Officer and one member of the Board of Directors.

Mr. Richardson, who is a member of our Board of Directors, is also acting CEO of Natural Point, Inc. (“Natural Point”), a vendor of the Company. In 2020 and 2019, the Company purchased specialized equipment from Natural Point in the amount of $232,218 and $167,302, respectively. As of December 31, 2020 and 2019, the Company had outstanding balances due to Natural Point of $0 and $34,865, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP (“MaloneBailey”), our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees	$74,305	$68,016
Audit-Related Fees	-	-
Tax Fees	14,900	5,000
All Other Fees	-	-
Total	$89,205	$73,016

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

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2020 and 2019 were pre-approved by the audit committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2020, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2020 to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

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

VIRTRA, INC.

Date: March 29, 2021	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Robert D. Ferris and Marsha J. Foxx, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 2021.

Name	Title

/s/ Robert D. Ferris	Chief Executive Officer, President, and Chairman of the Board
Robert D. Ferris	(Principal Executive Officer)

/s/ Marsha J. Foxx	Chief Accounting Officer (Principal
Marsha J. Foxx	Financial Officer and Principal Accounting Officer)

/s/ Matthew D. Burlend	Director, Chief Operating Officer and Vice President
Matthew D. Burlend

/s/ Jeffrey D. Brown	Director
Jeffrey D. Brown

/s/ James Richardson	Director
James Richardson

/s/ John Givens	Director
John Givens

