Form 10-Q
period 2021-03-31
VirTra, Inc
filed 2021-05-17
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the registrant had 10,777,530 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  VIRTRA, INC.

  BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,040,405	$6,841,984
Accounts receivable, net	2,650,045	1,378,270
Inventory, net	4,191,477	3,515,997
Unbilled revenue	6,259,020	5,408,598
Prepaid expenses and other current assets	704,226	382,445

Total current assets	18,845,173	17,527,294

Long-term assets:
Property and equipment, net	1,286,676	1,381,744
Operating lease right-of-use asset, net	1,018,318	1,094,527
Intangible assets, net	317,031	271,048
Security deposits, long-term	19,712	86,500
Other assets, long-term	500,114	500,114
Deferred tax asset, net	1,892,000	1,892,000

Total long-term assets	5,033,851	5,225,933

Total assets	$23,879,024	$22,753,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$976,969	$345,573
Accrued compensation and related costs	979,026	843,101
Accrued expenses and other current liabilities	783,020	772,884
Note payable, current	366,919	266,037
Operating lease liability, short-term	328,049	321,727
Deferred revenue, short-term	4,632,833	4,708,575

Total current liabilities	8,066,816	7,257,897

Long-term liabilities:
Deferred revenue, long-term	1,771,288	1,920,346
Note payable, long-term	953,795	1,063,243
Operating lease liability, long-term	769,756	853,155

Total long-term liabilities	3,494,839	3,836,744

Total liabilities	11,561,655	11,094,641

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 7,777,530 shares issued and outstanding as of March 31, 2021 and 7,775,030 shares issued and outstanding as of December 31, 2020	778	778
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	13,897,280	13,893,660
Accumulated deficit	(1,580,689)	(2,235,852)

Total stockholders’ equity	12,317,369	11,658,586

Total liabilities and stockholders’ equity	$23,879,024	$22,753,227

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

  STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues:
Net sales	$4,441,909	$3,320,013
That’s Eatertainment royalties/licensing fees, former related party	-	16,740
Other royalties/licensing fees	-	1,410
Total revenue	4,441,909	3,338,163

Cost of sales	1,873,404	1,742,936

Gross profit	2,568,505	1,595,227

Operating expenses:
General and administrative	1,710,233	1,777,376
Research and development	294,217	329,755

Net operating expense	2,004,450	2,107,131

Income from operations	564,055	(511,904)

Other income (expense):
Other income	16,379	19,495
Other expense	(2,434)	(1)

Net other income	13,945	19,494

Income before provision for income taxes	578,000	(492,410)

Provision for income taxes	(77,163)	(103,000)

Net income (loss)	$655,163	$(389,410)

Net income (loss) per common share:
Basic	$0.08	$(0.05)
Diluted	$0.08	$(0.05)

Weighted average shares outstanding:
Basic	7,775,212	7,745,363
Diluted	7,835,830	7,745,363

  See accompanying notes to unaudited financial statements.

VIRTRA, INC.

  STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2020	-	$-	7,775,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586
Stock options exercised	-	-	2,500	-	3,620	-	-	3,620
Net income	-	-	-	-	-	-	655,163	655,163
Balance at March 31, 2021	-	$-	7,777,530	$778	$13,897,280	$-	$(1,580,689)	$12,317,369

	For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200
Stock options exercised	-	-	7,500	1	6,299	-	-	6,300
Stock options repurchased	-	-	-	-	(2,778)	-	-	(2,778)
Net loss	-	-	-	-	-	-	(389,410)	(389,410)
Balance at March 31, 2020	-	$-	7,752,530	$776	$13,898,201	$-	$(4,103,665)	$9,795,312

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net Income (loss)	$655,163	$(389,410)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	97,290	89,676
Right of use amortization	76,209	72,843
Reserve for note receivable	-	3,639
Deferred taxes	-	(103,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,271,775)	(1,063,062)
That’s Eatertainment note receivable, net, related party	-	(3,639)
Interest receivable	-	588
Inventory, net	(675,480)	(195,672)
Unbilled revenue	(850,422)	1,758,306
Prepaid expenses and other current assets	(321,781)	(117,453)
Other assets	-	17,677
Security deposits, long-term	66,788	-
Accounts payable and other accrued expenses	777,457	142,705
Payments on operating lease liability	(77,077)	(71,139)
Deferred revenue	(224,800)	581,305

Net cash (used in) provided by operating activities	(1,748,428)	723,364

Cash flows from investing activities:
Redemption of certificates of deposit	-	1,195,000
Purchase of intangible assets	(48,205)	(23,187)
Purchase of property and equipment	-	(196,897)
Net cash (used in) provided by investing activities	(48,205)	974,916

Cash flows from financing activities:
Repurchase of stock options	-	(2,778)
Stock options exercised	3,620	6,300
Note payable-PPP Loan	(8,566)	-
Net cash (used in) provided by financing activities	(4,946)	3,522

Net (decrease) increase in cash	(1,801,579)	1,701,802
Cash, beginning of period	6,841,984	1,415,091
Cash, end of period	$5,040,405	$3,116,893

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Taxes refunded	$(77,163)	$-
Interest paid	2,434	-

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

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

Basis of Presentation

The unaudited financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 29, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2021 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2020 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software and the sale of extended service-type warranties. The Company’s policy is to typically invoice upon completion of installation and/or training until such time the performance obligations that have been satisfied are included in unbilled. Sales discounts are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets (accounts receivable and unbilled revenue). Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current and long-term liabilities (deferred revenue) until earned. The following briefly summarizes the nature of our performance obligations and method of revenue recognition:

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

Disaggregation of Revenue

	Three Months Ended
	March 31, 2021				March 31, 2020
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$273,796	$1,677,923	$1,077,185	$3,028,904	$14,048	$1,976,188	$278,820	$2,269,056
Extended service-type warranties	22,074	670,584	$20,050	$712,708	18,441	568,079	62,600	$649,120
Customized software and content	-	467,413	$52,273	$519,686	18,940	231,998	-	$250,938
Installation and training	32,663	119,798	$26,350	$178,811	2,771	142,428	5,700	$150,899
Licensing and royalties	1,800	-	$-	$1,800	18,150	-	-	$18,150
Total Revenue	$330,333	$2,935,718	$1,175,858	$4,441,909	$72,350	$2,918,693	$347,120	$3,338,163

For the three months ended March 31, 2021, governmental customers comprised $2,935,718, or 66% of total net sales, commercial customers comprised $330,333, or 7% of total net sales, and international customers comprised $1,175,858, or 27% of total net sales. By comparison, for the three months ended March 31, 2020, governmental customers comprised $2,918,693, or 87% of total net sales, commercial customers comprised $72,350, or 2% of total net sales, and international customers comprised $347,120, or 10% of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $1,807,947 and $2,517,175 at March 31, 2021 and December 31, 2020, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,962,982 and $2,191,400 as of March 31, 2021 and December 31, 2020, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,771,288 and $1,920,346 as of March 31, 2021 and December 31, 2020, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $352,000 and $352,000 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $712,708 and $649,120, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $4,537,593 and $6,338,896 as of March 31, 2021 and December 31, 2020, respectively.

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

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended March 31, 2021, one federal agency comprised 10% and one foreign agency comprised 22% of total net sales. By comparison, for the three months ended March 31, 2020, one federal agency comprised 17% and one state agency comprised 15% of total net sales.

As of March 31, 2021, one federal agency comprised 16.5%, and two state agencies comprised of 11.5% and 11%, respectively, of total accounts receivable. By comparison, as of December 31, 2020, one federal agency comprised 8.5% and one state agency comprised 31% of total accounts receivable.

Note 2. Inventory

Inventory consisted of the following as of:

	March 31, 2021	December 31, 2020

Raw materials and work in process	$4,695,186	$3,636,649
Reserve	(503,709)	(120,652)

Total inventory	$4,191,477	$3,515,997

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $500,114 and $500,114 of spare parts as Other Assets, long-term on the Balance Sheet at March 31, 2021 and December 31, 2020, respectively.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2021	December 31, 2020

Computer equipment	$1,115,326	$1,115,326
Furniture and office equipment	223,925	223,925
Machinery and equipment	1,096,898	1,096,898
STEP equipment	1,206,757	1,206,757
Leasehold improvements	334,934	334,934

Total property and equipment	3,977,840	3,977,840
Less: Accumulated depreciation	(2,691,164)	(2,596,096)

Property and equipment, net	$1,286,676	$1,381,744

Depreciation expense, including STEP depreciation, was $95,068 and $87,454 for the three months ended March 31, 2021 and 2020, respectively.

Note 4. Intangible Asset

Intangible asset consisted of the following as of:

	March 31, 2021	December 31, 2020
Patents	$160,000	$160,000
Capitalized media content	176,290	128,085

Total intangible asset	336,290	288,085
Less: Accumulated amortization	(19,259)	(17,037)

Intangible asset, net	$317,031	$271,048

Amortization expense was $2,222 and $2,222 for the three months ended March 31, 2021 and 2020, respectively.

Note 5. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, the Company leases approximately 5,131 rentable square feet of space for our machine shop located at 7910 South Kyrene Road, within the same business complex as our main office. The Company executed a lease amendment extending its existing office lease through April 2024. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

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

The balance sheet classification of lease assets and liabilities as of March 31, 2021 was as follows:

Balance Sheet Classification	March 31, 2021
Assets
Operating lease right-of-use assets, January 1, 2021	$1,094,527
Amortization for the three months ended March 31, 2021	(76,209)
Total operating lease right-of-use asset, March 31, 2021	$1,018,318
Liabilities
Current
Operating lease liability, short-term	$328,049
Non-current
Operating lease liability, long-term	769,756
Total lease liabilities	$1,097,805

Future minimum lease payments as of March 31, 2021 under non-cancelable operating leases are as follows:

2021	$278,054
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,178,865
Less: imputed interest	(81,060)
Operating lease liability	$1,097,805

The balance sheet classification of lease assets and liabilities as of December 31, 2020 was as follows:

Balance Sheet Classification	December 31, 2020
Assets
Operating lease right-of-use assets, January 1, 2020	$1,390,873
Amortization for the year ended December 31, 2020	(296,346)
Total operating lease right-of-use asset, December 31, 2020	$1,094,527
Liabilities
Current
Operating lease liability, short-term	$321,727
Non-current
Operating lease liability, long-term	853,155
Total lease liabilities	$1,174,882

Future minimum lease payments as of December 31, 2020 under non-cancelable operating leases are as follows:

2021	$368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,268,871
Less: imputed interest	(93,989)
Operating lease liability	$1,174,882

Rent expense for the three months ended March 31, 2021 and 2020 was $143,757 and $133,001, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	March 31, 2021	December 31, 2020

Salaries and wages payable	$384,373	$278,331
Employee benefits payable	15,142	634
Accrued paid time off (PTO)	382,202	366,827
Profit sharing payable	197,309	197,309

Total accrued compensation and related costs	$979,026	$843,101

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2021	December 31, 2020

Manufacturer’s warranties	$352,000	$352,000
Taxes payable	286,825	316,076
Miscellaneous payable	144,195	104,808

Total accrued expenses and other current liabilities	$783,020	$772,884

Note 7. Note Payable

On May 8, 2020, VirTra received a Promissory Note (the “PPP Note”) in the amount of $1,320,714 under the Paycheck Protection Program (“PPP”) from Wells Fargo Bank, N.A. (the “Lender”). The Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration for the PPP loan. The Company intends to use its entire PPP Note amount for designated qualifying expenses and to apply for forgiveness in accordance with the PPP loan terms. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. With respect to any portion of the PPP Note that is not forgiven, the PPP Note will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults on any other loan with the Lender or other creditors.

Under this approach, the Company will initially account for the PPP Note as a debt instrument and apply the interest method considering the six-month payment deferral allowed for the loan. The PPP Note is payable over two years at a fixed interest rate of 1%. The payments due and payable monthly are in the amount of $55,604 commencing November 6, 2020 and continuing on the 8th day of each month thereafter until maturity on May 8, 2022. Under conventional terms at loan maturity the total repayment could total $1,320,714 principal and $18,720 of interest over the two-year period, for a combined repayment of $1,339,434. Any portion not forgiven, can be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the SBA makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company has not made any payments on the PPP note during 2021 or 2020.

The entire PPP Note amount is recorded as a financial liability on the entity’s balance sheet with the next twelve months of principal plus accrued interest recorded as short-term liabilities and the remaining principal note balance recorded as a long-term liability. The note payable amounts consist of the following:

	March 31, 2021	December 31, 2020
Short-term liabilities:
Note payable, principal	$366,919	$257,471
Accrued interest on note	11,000	8,566

Note payable, short-term	$377,919	$266,037

Long-term liabilities:

Note payable, long term	$953,795	$1,063,243

Note 8. Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company redeemed 5,000 and 0 previously awarded stock options nearing expiration from the Company’s CEO. The redemption eliminated the stock options and resulted in a total of $32,610 and $0 in additional compensation expense in 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company redeemed 3,750 and 3,750 previously awarded stock options nearing expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $24,457 and $3,639 in additional compensation expense in 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company issued 2,500 and 7,500 shares of common stock, $0.0001 par value per share (the “Common Stock”), to related parties consisting of the CEO and one member of the Board of Directors for previously awarded stock options at an exercise price of $3,620 and $6,300, respectively.

Note 9. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no threatened litigation at this time.

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that provide for annual base salaries of $195,000 and $175,000, respectively, subject to cost of living adjustments, and contain automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three months ended March 31, 2021, no amount was credited to operations due to uncertainty related to on-going COVID restrictions. For the three months ended March 31, 2020, no amount was credited to operations due to the net loss.

Note 10. Stockholders’ Equity

Authorized Capital

Common Stock

Authorized Shares. The Company is authorized to issue 60,000,000 shares of common stock, of which (a) 50,000,000 shares is Common Stock, (b) 2,500,000 shares is Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and (c) 7,500,000 shares is Class B common stock, par value $0.0001 per share (the “Class B Common Stock”). To date, no Class A Common Stock or Class B Common Stock has been issued.

Rights and Preferences. Voting Rights. Except as otherwise required by the Nevada Revised Statues or as provided by or pursuant to the provisions of the Articles of Incorporation:

(i) Each holder of Common Stock is entitled to one (1) vote for each share of Common Stock held of record by such holder. The holders of shares of Common Stock do not have cumulative voting rights.

(ii) Each holder of Class A Common Stock is entitled to ten (10) votes for each share of Class A Common Stock held of record by such holder. The holders of shares of Class A Common Stock do not have cumulative voting rights.

(iii) The holders of Common Stock and Class A Common Stock vote together as a single class on all matters on which stockholders are generally entitled to vote.

(iv) The holders of Class B Common Stock are not be entitled to vote on any matter, except that the holders of Class B Common Stock are entitled to vote separately as a class with respect to amendments to the Articles of Incorporation that increase or decrease the aggregate number of authorized shares of such class, increase or decrease the par value of the shares of such class, or alter or change the powers, preferences, or special rights of the shares of such class so as to affect them adversely.

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

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan. See Note 1.

Treasury Stock

During the three months ended March 31, 2021 and 2020, the Company purchased no additional treasury shares. As of March 31, 2021, all treasury shares previously purchased had been cancelled and returned to shares authorized.

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

	March 31, 2021		March 31, 2020
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	164,167	$3.13	234,167	$2.47
Granted	-	-	-	-
Redeemed	(8,750)	1.45	(3,750)	0.84
Exercised	(2,500)	1.45	(7,500)	0.84
Expired / terminated	-	-	-	-
Options outstanding, end of period	152,917	$3.25	222,917	$2.55
Options exercisable, end of period	152,917	$3.25	222,917	$2.55

The Company did not have any non-vested stock options outstanding as of March 31, 2021 and December 31, 2020. The weighted average contractual term for options outstanding and exercisable at March 31, 2021 and 2020 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2021 and 2020 was $443,036 and $111,738, respectively. The total intrinsic value of options exercised and redeemed during the three months ended March 31, 2021 and 2020 was $52,898 and $10,575, respectively. For the three months ended March 31, 2021 and 2020, the Company received payments related to the exercise of options in the amount of $3,620 and $6,300, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

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

Through March 31, 2021, no awards have been granted under the Equity Plan.

Note 11. Subsequent Events

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 3,000,000 shares (the “RDO Shares”) of the Company’s common stock, $0.0001 par value per share, at a price of $6.00 per share in a registered director offering (the “Offering”). The RDO Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-238624), which was filed by the Company with the SEC on May 22, 2020 and subsequently declared effective on June 2, 2020, and a related prospectus.

The Company also entered into a placement agent agreement (the “Placement Agency Agreement”) on March 31, 2021 with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to serve as placement agent for the issuance and sale of the RDO Shares. The Company agreed to pay Roth an aggregate fee equal to 6.5% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company also agreed to pay Roth a reimbursement for legal fees and expenses in an amount not to exceed $35,000.

Roth acted as the lead placement agent in the Offering. Lake Street Capital Markets acted as co-placement agent for the Offering. Maxim Group LLC acted as a financial advisor to the Company in connection with the Offering.

A prospectus supplement and the accompanying prospectus relating to and describing the terms of the Offering, dated March 31, 2021, was filed with the SEC on April 2, 2021.

On April 5, 2021, the Company closed the Offering. The total gross proceeds of the Offering were $18.0 million, before deducting the placement agents’ fees and other estimated Offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021.

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

Business Strategy

We have four main customer groups, namely, law enforcement, military, educational (includes colleges and police academies) and civilian. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we invest in potential growth.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300® Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300® is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300®shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180®Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180®is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100®Simulator & V-100® MIL – a single-screen based simulator systems

○	The V-100® is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to four (4) individual firing lanes at one time. The optional Threat-Fire® device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100® firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100® MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100® MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO® a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO® is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	VirTra Driver Training Simulator™ is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA™ interactive coursework on a subscription basis.

●	V-Author® Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author® is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire® device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Recent Developments

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2010, the Governor for the State of Arizona issued a stay-at-home order, currently in effect until May 15, 2020. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations only delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could affect the value of the Company’s long-term investment in TEC, currently there has not been a negative impact and any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan.

Results of operations for the three months ended March 31, 2021 and March 31, 2020

Revenues. Revenues were $4,441,909 for the three months ended March 31, 2021 compared to $3,338,163 for the same period in 2020, an increase of $1,103,746, or 33%. The increase in revenues for the three months ended March 31, 2021 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same period in 2020.

Cost of Sales. Cost of sales were $1,873,404 for the three months ended March 31, 2021 compared to $1,742,936 for the same period in 2020, an increase of $130,468, or 7%. The increase was due to additional material costs due to higher quantities of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $2,568,505 for the three months ended March 31,2021 compared to $1,595,227 for the same period in 2020, an increase of $973,278, or 61%. The gross profit margin was 58% for the three months ended March 31, 2021 and 48% for the same period in 2020. The increase in gross profit was due to decreased costs, and the product mix of systems, accessories and services sold.

Operating Expenses. Net operating expense was $2,004,450 for the three months ended March 31, 2021 compared to $2,107,131 for the same period in 2020, a decrease of $102,681, or 5%. The decrease was mainly due to reduced selling and travel expenses, partially offset by an increase in professional services expense.

Operating Income (Loss). Operating income was $564,055 for the three months ended March 31, 2021 compared to an operating loss of $511,904 for the same period in 2020, an increase of $1,075,959, or 210%.

Other Income. Other income net of other expense was $13,945 for the three months ended March 31, 2021 compared to $19,494 for the same period in 2020, a decrease of $5,549, or 28%, primarily from reduced interest income on cash or cash equivalents.

Provision for Income Tax Benefit. Provision for income tax benefit was $77,163 for the three months ended March 31, 2021 compared to an income tax benefit of $103,000 for the same period in 2020, a decrease of $25,837, or 25%. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net income was $655,163 for the three months ended March 31, 2021 compared to a net loss of $389,410 for the same period in 2020, an increase of $1,044,573, or 268%. The fluctuations in net income (loss) relates to each respective section discussed above.

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

	For the Three Months Ended
	March 31,	March 31,	Increase	%
	2021	2020	(Decrease)	Change

Net Income (Loss)	$655,163	$(389,410)	$1,044,573	-268%
Adjustments:
Provision for income taxes	(77,163)	(103,000)	25,837	-25%
Depreciation and amortization	97,290	89,676	7,614	8%
EBITDA	$675,290	$(402,734)	$1,078,024	-268%
Right of use amortization	76,209	72,843	3,366	5%
Reserve for note receivable	-	3,639	(3,639)	-100%

Adjusted EBITDA	$751,499	$(326,252)	$1,077,751	-330%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $5,040,405 and $6,841,984 of cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively. Working capital was $10,778,357 and $10,269,397 as of March 31, 2021 and December 31, 2020, respectively.

Net cash used in operating activities was $1,748,428 for the three months ended March 31, 2021 and net cash provided by operating activities was $723,364 for the three months ended March 31, 2020. Net cash used in operating activities resulted primarily from increases in accounts receivable, inventory, and unbilled revenues, offset by increases in trade accounts payable, accrued compensation, and deferred revenues, as well as other changes in operating assets and liabilities.

Net cash used in investing activities was $48,205 for the three months ended March 31, 2021 and net cash provided by investing activities was $974,916 for the three months ended March 31, 2020. Investing activities in 2021 consisted of purchase of intangible assets, compared to investing activities in 2020 that consisted of redemptions of certificates of deposits, purchases of intangible assets and purchases of property and equipment.

Net cash used in financing activities was $4,946 for the three months ended March 31, 2021 and net cash provided by financing activities was $3,522 for the three months ended March 31, 2020. Financing activities in 2021 and 2020 consisted of stock options exercised and redeemed.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $7.4 million for the three months ended March 31, 2021. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of March 31, 2021, the Company’s backlog was $16.1 million. Management estimates the majority of the new bookings received in the first quarter of 2021 will be converted to revenue in 2021. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer. Additionally, due to the impact of COVID-19, management’s estimates will change in accordance with federal and state guidelines. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations, only delays in when orders ship or installations occur and all delayed orders remain in backlog.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2021.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to our unaudited financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

10.2	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: May 17, 2021	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Marsha J. Foxx
Marsha J. Foxx,
Chief Accounting Officer
(principal financial and principal accounting officer)

