Form 10-Q
period 2021-06-30
VirTra, Inc
filed 2021-08-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 12, 2021, the registrant had 10,780,030 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,786,065	$6,841,984
Restricted cash	100,000	-
Accounts receivable, net	5,514,605	1,378,270
Inventory, net	5,209,595	3,515,997
Unbilled revenue	4,033,931	5,408,598
Prepaid expenses and other current assets	736,210	382,445

Total current assets	39,380,406	17,527,294

Long-term assets:
Property and equipment, net	1,787,042	1,381,744
Operating lease right-of-use asset, net	941,228	1,094,527
Intangible assets, net	359,489	271,048
Security deposits, long-term	19,712	86,500
Other assets, long-term	478,966	500,114
Deferred tax asset, net	1,597,887	1,892,000

Total long-term assets	5,184,324	5,225,933

Total assets	$44,564,730	$22,753,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,212,468	$345,573
Accrued compensation and related costs	1,041,876	843,101
Accrued expenses and other current liabilities	649,620	772,884
Note payable, current	531,541	266,037
Operating lease liability, short-term	334,550	321,727
Deferred revenue, short-term	7,875,289	4,708,575

Total current liabilities	11,645,344	7,257,897

Long-term liabilities:
Deferred revenue, long-term	1,803,416	1,920,346
Note payable, long-term	789,173	1,063,243
Operating lease liability, long-term	682,619	853,155

Total long-term liabilities	3,275,208	3,836,744

Total liabilities	14,920,552	11,094,641

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,780,030 shares issued and outstanding as of June 30, 2021 and 7,775,030 shares issued and outstanding as of December 31, 2020	1,078	778
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	30,694,430	13,893,660
Accumulated deficit	(1,051,330)	(2,235,852)

Total stockholders’ equity	29,644,178	11,658,586

Total liabilities and stockholders’ equity	$44,564,730	$22,753,227

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues:
Net sales	$5,255,192	$2,756,737	$9,697,101	$6,076,750
That’s Eatertainment royalties/licensing fees, former related party	-	12,502	-	29,242
Other royalties/licensing fees	-	540	-	1,950
Total revenue	5,255,192	2,769,779	9,697,101	6,107,942

Cost of sales	2,120,492	1,192,012	3,993,896	2,934,948

Gross profit	3,134,700	1,577,767	5,703,205	3,172,994

Operating expenses:
General and administrative	2,002,612	2,023,074	3,712,845	3,800,450
Research and development	311,320	376,611	605,537	706,366

Net operating expense	2,313,932	2,399,685	4,318,382	4,506,816

Income (loss) from operations	820,768	(821,918)	1,384,823	(1,333,822)

Other income (expense):
Other income	34,379	18,797	50,758	38,292
Other expense	(32,608)	(9,613)	(35,042)	(9,614)

Net other income (expense)	1,771	9,184	15,716	28,678

Income (Loss) before provision for income taxes	822,539	(812,734)	1,400,539	(1,305,144)

Provision (Benefit) for income taxes	293,180	(211,474)	216,017	(314,474)

Net income (loss)	$529,359	$(601,260)	$1,184,522	$(990,670)

Net income (loss) per common share:
Basic	$0.05	$(0.08)	$0.13	$(0.13)
Diluted	$0.05	$(0.08)	$0.13	$(0.13)

Weighted average shares outstanding:
Basic	10,644,363	7,752,780	9,209,808	7,749,091
Diluted	10,693,238	7,752,780	9,209,509	7,749,091

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2021
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at March 31, 2021	-	$-	7,777,530	$778	$13,897,280	$-	$(1,580,689)	$12,317,369
Stock options exercised	-	-	2,500	-	2,450	-	-	2,450
Stock issued for cash in offering, net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Net income	-	-	-	-	-	-	529,359	529,359
Balance at June 30, 2021	-	$-	10,780,030	$1,078	$30,694,430	$-	$(1,051,330)	$29,644,178

	For the Six Months Ended June 30, 2021
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2020	-	$-	7,775,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586
Stock options exercised	-	-	5,000	-	6,070	-	-	6,070
Stock issued for cash in offering, net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Net income	-	-	-	-	-	-	1,184,522	1,184,522
Balance at June 30, 2021	-	$-	10,780,030	$1,078	$30,694,430	$-	$(1,051,330)	$29,644,178

	For the Three Months Ended June 30, 2020
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at March 31, 2020	-	$-	7,752,530	$776	$13,898,201	$-	$(4,103,665)	$9,795,312
Stock options exercised	-	-	7,500	1	6,914	-	-	6,915
Stock options repurchased	-	-	-	-	(3,068)	-	-	(3,068)
Net loss	-	-	-	-	-	-	(601,260)	(601,260)
Balance at June 30, 2020	-	$-	7,760,030	$777	$13,902,047	$-	$(4,704,925)	$9,197,899

	For the Six Months Ended June 30, 2020
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200
Stock options exercised	-	-	15,000	2	13,213	-	-	13,215
Stock options repurchased	-	-	-	-	(5,846)	-	-	(5,846)
Net loss	-	-	-	-	-	-	(990,670)	(990,670)
Balance at June 30, 2020	-	$-	7,760,030	$777	$13,902,047	$-	$(4,704,925)	$9,197,899

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,184,522	$(990,670)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	201,156	179,607
Right of use amortization	153,299	146,500
Reserve for note receivable	-	3,639
Deferred taxes	294,113	(270,000)
Impairment of investment in That’s Eatertainment, former related party	-	140,000
Changes in operating assets and liabilities:
Accounts receivable, net	(4,136,335)	(433,219)
That’s Eatertainment note receivable, net, related party	-	(3,639)
Interest receivable	-	3,934
Inventory, net	(1,693,598)	(979,389)
Unbilled revenue	1,374,667	1,481,822
Prepaid expenses and other current assets	(353,765)	(80,211)
Other assets	21,148	508
Security deposits, long-term	66,788	(1,571)
Accounts payable and other accrued expenses	933,840	248,232
Payments on operating lease liability	(157,713)	(145,663)
Deferred revenue	3,049,784	409,745

Net cash provided by (used in) operating activities	937,906	(290,375)

Cash flows from investing activities:
Redemption of certificates of deposit	-	1,675,000
Purchase of intangible assets	(92,886)	(43,240)
Purchase of property and equipment	(602,009)	(304,739)
Net cash (used in) provided by investing activities	(694,895)	1,327,021

Cash flows from financing activities:
Repurchase of stock options	-	(5,846)
Stock issued for cash in offering, net	16,795,000	-
Stock options exercised	6,070	13,215
Note payable-PPP Loan	-	1,320,714
Net cash provided by (used in) financing activities	16,801,070	1,328,083

Net increase (decrease) in cash and restricted cash	17,044,081	2,364,729
Cash and restricted cash, beginning of period	6,841,984	1,415,091
Cash and restricted cash, end of period	$23,886,065	$3,779,820
Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Taxes refunded	$(78,096)	$(44,474)
Interest paid	5,763	-

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2021 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2020 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Disaggregation of Revenue

	Three Months Ended
	June 30, 2021				June 30, 2020
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$543,890	$3,503,592	$106,933	$4,154,415	$251,584	$1,352,196	$12,383	$1,616,163
Extended service-type warranties	25,547	673,970	28,965	728,482	16,917	589,048	41,548	647,513
Customized software and content	-	146,543	21,170	167,713	-	424,605	-	424,605
Installation and training	15,043	186,909	-	201,952	6,775	61,681	-	68,456
Licensing and royalties	2,630	-	-	2,630	13,042	-	-	13,042
Total Revenue	$587,110	$4,511,014	$157,068	$5,255,192	$288,318	$2,427,530	$53,931	$2,769,779

	Six Months ended
	June 30, 2021				June 30, 2020
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$815,528	$5,181,515	$1,184,118	$7,181,161	$266,710	$3,333,343	$291,940	$3,891,993
Extended service-type warranties	47,621	1,344,554	49,015	1,441,190	35,358	1,157,126	104,148	1,296,632
Customized software and content	-	613,956	73,443	687,399	17,957	650,369	-	668,326
Installation and training	49,864	306,707	26,350	382,921	9,451	205,384	4,964	219,799
Licensing and royalties	4,430	-	-	4,430	31,192	-	-	31,192
Total Revenue	$917,443	$7,446,732	$1,332,926	$9,697,101	$360,668	$5,346,222	$401,052	$6,107,942

For the six months ended June 30, 2021, governmental customers comprised $7,446,732, or 77% of total net sales, commercial customers comprised $917,443, or 9% of total net sales, and international customers comprised $1,332,926, or 14% of total net sales. By comparison, for the six months ended June 30, 2020, governmental customers comprised $5,346,222, or 87% of total net sales, commercial customers comprised $360,668, or 6% of total net sales, and international customers comprised $401,052, or 7% of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $5,217,146 and $2,517,175 at June 30, 2021 and December 31, 2020, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,464,867 and $2,191,400 as of June 30, 2021 and December 31, 2020, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,803,416 and $1,920,346 as of June 30, 2021 and December 31, 2020, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $352,000 and $352,000 as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $682,842 and $647,513, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $23,283,606 and $6,338,896 as of June 30, 2021 and December 31, 2020, respectively.

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

Historically, the Company primarily sells its products to United States federal and state agencies. For the six months ended June 30, 2021, one foreign agency comprised 10% of total net sales. By comparison, for the six months ended June 30, 2020, one federal agency comprised 16% and one state agency comprised 11% of total net sales.

As of June 30, 2021, two federal agencies comprised 18.7% and 17.6%, respectively, of total accounts receivable. By comparison, as of December 31, 2020, one federal agency comprised 8.5% and one state agency comprised 31% of total accounts receivable.

Note 2. Inventory

Inventory consisted of the following as of:

	June 30, 2021	December 31, 2020

Raw materials and work in process	$5,542,625	$3,636,649
Reserve	(333,030)	(120,652)

Total inventory	$5,209,595	$3,515,997

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $478,966 and $500,114 of spare parts as Other Assets, long-term on the Balance Sheet at June 30, 2021 and December 31, 2020, respectively.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2021	December 31, 2020

Computer equipment	$1,159,993	$1,115,326
Furniture and office equipment	223,925	223,925
Machinery and equipment	1,553,973	1,096,898
STEP equipment	1,295,222	1,206,757
Leasehold improvements	346,736	334,934

Total property and equipment	4,579,849	3,977,840
Less: Accumulated depreciation	(2,792,807)	(2,596,096)

Property and equipment, net	$1,787,042	$1,381,744

Depreciation expense, including STEP depreciation, was $196,711 and $179,607 for the six months ended June 30, 2021 and 2020, respectively.

Note 4. Intangible Asset

Intangible asset consisted of the following as of:

	June 30, 2021	December 31, 2020
Patents	$160,000	$160,000
Capitalized media content	220,970	128,085

Total intangible asset	380,970	288,085
Less: Accumulated amortization	(21,481)	(17,037)

Intangible asset, net	$359,489	$271,048

Amortization expense was $4,445 and $4,445 for the six months ended June 30, 2021 and 2020, respectively.

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

The balance sheet classification of lease assets and liabilities as of June 30, 2021 was as follows:

Balance Sheet Classification	June 30, 2021
Assets
Operating lease right-of-use assets, January 1, 2021	$1,094,527
Amortization for the six months ended June 30, 2021	(153,299)
Total operating lease right-of-use asset, June 30, 2021	$941,228
Liabilities
Current
Operating lease liability, short-term	$334,550
Non-current
Operating lease liability, long-term	682,619
Total lease liabilities	$1,017,169

Future minimum lease payments as of June 30, 2021 under non-cancelable operating leases are as follows:

2021	$185,369
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,086,180
Less: imputed interest	(69,011)
Operating lease liability	$1,017,169

The balance sheet classification of lease assets and liabilities as of December 31, 2020 was as follows:

Balance Sheet Classification	December 31, 2020
Assets
Operating lease right-of-use assets, January 1, 2020	$1,390,873
Amortization for the year ended December 31, 2020	(296,346)
Total operating lease right-of-use asset, December 31, 2020	$1,094,527
Liabilities
Current
Operating lease liability, short-term	$321,727
Non-current
Operating lease liability, long-term	853,155
Total lease liabilities	$1,174,882

Future minimum lease payments as of December 31, 2020 under non-cancelable operating leases are as follows:

2021	$368,060
2022	379,097
2023	390,562
2024	131,152
Total lease payments	1,268,871
Less: imputed interest	(93,989)
Operating lease liability	$1,174,882

Rent expense for the three months ended June 30, 2021 and 2020 was $115,140 and $135,079, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $258,897 and $268,080, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	June 30, 2021	December 31, 2020

Salaries and wages payable	$311,244	$278,331
Employee benefits payable	12,305	634
Accrued paid time off (PTO)	474,451	366,827
Profit sharing payable	243,876	197,309

Total accrued compensation and related costs	$1,041,876	$843,101

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2021	December 31, 2020

Manufacturer’s warranties	$352,000	$352,000
Taxes payable	244,491	316,076
Miscellaneous payable	53,129	104,808

Total accrued expenses and other current liabilities	$649,620	$772,884

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

The entire PPP Note amount is recorded as a financial liability on the entity’s balance sheet with the next twelve months of principal plus accrued interest recorded as short-term liabilities and the remaining principal note balance recorded as a long-term liability. The note payable amounts consist of the following:

	June 30, 2021	December 31, 2020
Short-term liabilities:
Note payable, principal	$517,212	$257,471
Accrued interest on note	14,329	8,566

Note payable, short-term	$531,541	$266,037

Long-term liabilities:

Note payable, long term	$789,173	$1,063,243

Note 8. Related Party Transactions

During the six months ended June 30, 2021, the Company redeemed 17,500 previously awarded stock options nearing expiration from related parties consisting of the Company’s CEO and COO. The redemption eliminated the stock options and resulted in a total of $116,717 in additional compensation expense. During the six months ended June 30, 2021, the Company issued 5,000 shares of common stock, $0.0001 par value per share (The “Common Stock”) to one member of the Board of Directors, for previously awarded stock options at an exercise price of $6,070 cash paid.

During the six months ended June 30, 2020, the Company redeemed 7,500 previously awarded stock options nearing expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $12,864 in additional compensation expense. During the six months ended June 30, 2020, the Company issued 15,000 shares of common stock, $0.0001 par value per share consisting of the CEO and one board member, for previously awarded stock options at an exercise price of $13,215 cash paid.

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

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the six months ended June 30, 2021, $150,000 was accrued for profit sharing. For the six months ended June 30, 2020, no amount was credited to operations due to the net loss. The 2021 profit sharing estimate is revised quarterly and will be finalized after the year end financial audit.

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

Treasury Stock

During the six months ended June 30, 2021 and 2020, the Company purchased no additional treasury shares. As of June 30, 2021, all treasury shares previously purchased had been cancelled and returned to shares authorized.

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

	June 30, 2021		June 30, 2020
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	164,167	$3.13	234,167	$2.47
Granted	-	-	-	-
Redeemed	(17,500)	1.21	(7,500)	0.88
Exercised	(5,000)	1.21	(15,000)	0.88
Expired / terminated	-	-	-	-
Options outstanding, end of period	141,667	$3.43	211,667	$2.64
Options exercisable, end of period	141,667	$3.43	211,667	$2.64

The Company did not have any non-vested stock options outstanding as of June 30, 2021 and December 31, 2020. The weighted average contractual term for options outstanding and exercisable at June 30, 2021 and 2020 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2021 and 2020 was $557,707 and $300,162, respectively. The total intrinsic value of options exercised and redeemed during the six months ended June 30, 2021 and 2020 was $27,315 and $30,087, respectively. For the three months ended June 30, 2021 and 2020, the Company received payments related to the exercise of options in the amount of $2,450 and $6,915, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

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

Through June 30, 2021, no awards have been granted under the Equity Plan.

Common stock activity

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

On April 5, 2021, the Company closed the Offering. The total gross proceeds of the Offering were $18.0 million, before deducting the placement agents’ fees and other estimated Offering expenses which totaled $1,205,000.

Note 11. Subsequent Events

PPP Loan Forgiveness

Under the terms of the CARES Act and the Company’s PPP loan, up to the entire amount of principal of the PPP loan and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA. The Company used all of the PPP loan proceeds for designated qualifying expenses. On June 16, 2021, the Company applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act and the PPP loan. On July 20, 2021, the Company received notification from the Lender that the SBA had approved the Company’s PPP loan forgiveness application for the entire amount of the PPP loan. The forgiveness of the PPP loan will be recognized during the quarter ending September 30, 2021.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Recent Developments

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order, in effect until May 15, 2020. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations only delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could affect the value of the Company’s long-term investment in TEC, currently there has not been a negative impact and any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension will remain in effect for the duration of the outstanding PPP loan.

Results of operations for the three and six months ended June 30, 2021 and June 30, 2020

Revenues. Revenues were $5,255,192 for the three months ended June 30, 2021 compared to $2,769,779 for the same period in 2020, an increase of $2,485,213, or 90%. Revenues were $9,697,101 for the six months ended June 30, 2021 compared to $6,107,942 for the same period in 2020, an increase of $3,589,159, or 59%. The increase in revenues for the six months ended June 30, 2021 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same period in 2020.

Cost of Sales. Cost of sales were $2,120,492 for the three months ended June 30, 2021 compared to $1,192,012 for the same period in 2020, an increase of $928,480, or 78%. Cost of sales were $3,993,896 for the six months ended June 30, 2021 compared to $2,934,948 for the same period in 2020, an increase of $1,058,948, or 36%. The increase was due to additional material costs due to higher quantities of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $3,134,700 for the three months ended June 30, 2021 compared to $1,577,767 for the same period in 2020, an increase of $1,556,933, or 99%. Gross profit was $5,703,205 for the six months ended June 30, 2021 compared to $3,172,994 for the same period in 2020, an increase of $2,530,211, or 79.7%. The gross profit margin for the three months ended June 30, 2021 and 2020 was 59.7% and 57%, respectively. The gross profit margin was 58.8% for the six months ended June 30, 2021 and 51.9% for the same period in 2020. The increase in gross profit was due to decreased costs, and the product mix of systems, accessories and services sold.

Operating Expenses. Net operating expense was $2,313,932 for the three months ended June 30, 2021 compared to $2,399,685 for the same period in 2020, a decrease of $85,753, or 3.7%. Net operating expense was $4,318,382 for the six months ended June 30, 2021 compared to $4,506,816 for the same period in 2020, a decrease of $188,434, or 4.2%. The decrease was primarily due to the impairment write down in 2020 offset by an increase in software licenses in 2021.

Operating Income (Loss). Income from operations was $820,768 for the three months ended June 30, 2021 compared to an operating loss of $821,918 for the same period in 2020, an increase of $1,642,686 or 200%. Operating income was $1,384,823 for the six months ended June 30, 2021 compared to an operating loss of $1,333,822 for the same period in 2020, an increase of $2,718,645, or 204%.

Other Income. Other income net of other expense was $1,771 for the three months ended June 30, 2021 compared to other income net of other expense of $9,184 for the same period in 2020, a decrease of $7,413, or 80.7%, primarily from reduced interest income on cash or cash equivalents. Other income net of other expense was $15,716 for the six months ended June 30, 2021 compared to $28,678 for the same period in 2020, a decrease of $12,962, or 45%.

Provision for Income Tax Benefit. Income tax expense was $293,180 for the three months ended June 30, 2021 compared to an income tax benefit of $211,474 for the same period in 2020, a decrease of $504,654, or 239%. Income tax expense was $216,017 for the six months ended June 30, 2021 compared to an income tax benefit of $314,474 for the same period in 2020, a decrease of $530,491, or 169%. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net income was $529,359 for the three months ended June 30, 2021, compared to a net loss of $601,260 for the same period in 2020, an increase of $1,130,619, or 188%. Net income was $1,184,522 for the six months ended June 30, 2021 compared to a net loss of $990,670 for the same period in 2020, an increase of $2,175,192, or 220%. The fluctuations in net income (loss) relates to each respective section discussed above.

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

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change

Net Income (Loss)	$529,359	$(601,260)	$1,130,619	188%	$1,184,522	$(990,670)	$2,175,192	-220%
Adjustments:
Provision for income taxes	293,180	(211,474)	504,654	-239%	216,017	(314,474)	530,491	-169%
Depreciation and amortization	103,865	89,930	13,935	15%	201,155	179,607	21,548	12%
EBITDA	$926,404	$(722,804)	$1,649,208	228%	$1,601,694	$(1,125,537)	$2,727,231	-242%
Impairment loss on That’s Eatertainment, former related party	-	140,000	(140,000)	-100%	-	140,000	(140,000)	-100%
Right of use amortization	77,090	-	77,090	100%	153,299	-	153,299	100%
Reserve for note receivable	-	3,639	(3,639)	-100%	-	7,278	(7,278)	-100%

Adjusted EBITDA	$1,003,494	$(579,165)	$1,582,659	273%	$1,754,993	$(978,259)	$2,733,252	-279%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $23,886,065 and $6,841,984 of cash and cash equivalents, including restricted cash, as of June 30, 2021 and December 31, 2020, respectively. Working capital was $27,735,062 and $10,269,397 as of June 30, 2021 and December 31, 2020, respectively.

Net cash provided by operating activities was $937,906 for the six months ended June 30, 2021 and net cash used in operating activities was $290,375 for the six months ended June 30, 2020. Net cash used in operating activities resulted primarily from increases in accounts receivable, inventory, and prepaid expenses, offset by increases in trade accounts payable, accrued compensation, unbilled revenues, and deferred revenues, as well as other changes in operating assets and liabilities.

Net cash used in investing activities was $694,895 for the six months ended June 30, 2021 and net cash provided by investing activities was $1,327,021 for the six months ended June 30, 2020. Investing activities in 2021 consisted of purchase of intangible assets, and manufacturing equipment, compared to investing activities in 2020 that consisted of redemptions of certificates of deposits, purchases of intangible assets and purchases of property and equipment.

Net cash provided by financing activities was $16,801,070 and $1,328,083 for the six months ended June 30, 2021 and 2020, respectively. Financing activities in 2021 consisted of the issuance of additional common stock for cash and stock options exercised and redeemed, compared to financing activities in 2020 which consisted of stock options exercised and redeemed, and PPP loan proceeds.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $13.5 million for the six months ended June 30, 2021. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2021, the Company’s backlog was $17.0 million. Management estimates the majority of the new bookings received in the first six months of 2021 will be converted to revenue in 2021. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer. Additionally, due to the impact of COVID-19, management’s estimates will change in accordance with federal and state guidelines. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations, only delays in when orders ship or installations occur and all delayed orders remain in backlog.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended June 30, 2021.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

VIRTRA, INC.

Date: August 12, 2021	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Marsha J. Foxx
Marsha J. Foxx,
Chief Accounting Officer
(principal financial and principal accounting officer)

