Form 10-Q
period 2021-09-30
VirTra, Inc
filed 2021-11-15
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 10,807,130 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$21,545,843	$6,841,984
Accounts receivable, net	4,890,424	1,378,270
Inventory, net	5,933,586	3,515,997
Unbilled revenue	4,346,282	5,408,598
Prepaid expenses and other current assets	624,767	382,445

Total current assets	37,340,902	17,527,294

Long-term assets:
Property and equipment, net	12,438,061	1,381,744
Operating lease right-of-use asset, net	863,227	1,094,527
Intangible assets, net	882,604	271,048
Security deposits, long-term	19,712	86,500
Other assets, long-term	533,264	500,114
Deferred tax asset, net	1,482,107	1,892,000

Total long-term assets	16,218,975	5,225,933

Total assets	$53,559,877	$22,753,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,087,736	$345,573
Accrued compensation and related costs	1,287,063	843,101
Accrued expenses and other current liabilities	493,643	772,884
Note payable, current	233,047	266,037
Operating lease liability, short-term	341,124	321,727
Deferred revenue, short-term	8,058,613	4,708,575

Total current liabilities	11,501,226	7,257,897

Long-term liabilities:
Deferred revenue, long-term	1,958,110	1,920,346
Note payable, long-term	8,336,991	1,063,243
Operating lease liability, long-term	594,499	853,155
Other long term liabilities	5,435	-

Total long-term liabilities	10,895,035	3,836,744

Total liabilities	22,396,261	11,094,641

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,807,130 shares issued and outstanding as of September 30, 2021 and 7,775,030 shares issued and outstanding as of December 31, 2020	1,081	778
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	30,870,893	13,893,660
Retained earnings (Accumulated deficit)	291,642	(2,235,852)

Total stockholders’ equity	31,163,616	11,658,586

Total liabilities and stockholders’ equity	$53,559,877	$22,753,227

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues:
Net sales	$6,093,263	$6,395,356	$15,790,364	$12,472,106
That’s Eatertainment royalties/licensing fees, former related party	-	16,005	-	45,247
Other royalties/licensing fees	-	2,360	-	4,310
Total revenue	6,093,263	6,413,721	15,790,364	12,521,663

Cost of sales	3,217,911	2,446,455	7,211,807	5,381,403

Gross profit	2,875,352	3,967,266	8,578,557	7,140,260

Operating expenses:
General and administrative	1,958,038	2,250,348	5,670,883	6,050,798
Research and development	651,734	497,645	1,257,271	1,204,011

Net operating expense	2,609,772	2,747,993	6,928,154	7,254,809

Income (loss) from operations	265,580	1,219,273	1,650,403	(114,549)

Other income (expense):
Other income	(11,981)	7,067	38,777	45,359
Gain on forgiveness of note payable	1,320,714	-	1,320,714	-
Other (expense) income	21,948	(3,315)	(13,094)	(12,929)

Net other income (expense)	1,330,681	3,752	1,346,397	32,430

Income (Loss) before provision for income taxes	1,596,261	1,223,025	2,996,800	(82,119)

Provision (Benefit) for income taxes	253,289	354,941	469,306	40,467

Net income (loss)	$1,342,972	$868,084	$2,527,494	$(122,586)

Net income (loss) per common share:
Basic	$0.12	$0.11	$0.26	$(0.02)
Diluted	$0.12	$0.11	$0.25	$(0.02)

Weighted average shares outstanding:
Basic	10,792,520	7,760,799	9,745,091	7,753,034
Diluted	11,031,922	7,842,475	10,111,458	7,753,034

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated Earnings
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	Total

Balance at June 30, 2021	-	$-	10,780,030	$1,078	$30,694,430	$-	$(1,051,330)	$29,644,178
Stock options exercised	-	-	2,500	-	5,250	-	-	5,250
Stock issued for services	-	-	24,600	3	$171,213	$-	-	171,216
Net income	-	-	-	-	-	-	1,342,972	1,342,972
Balance at September 30, 2021	-	$-	10,807,130	$1,081	$30,870,893	$-	$291,642	$31,163,616

	For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated Earnings
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	Total

Balance at December 31, 2020	-	$-	7,775,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586
Stock options exercised	-	-	7,500	-	11,320	-	-	11,320
Stock issued for cash in offering, net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Stock issued for services	-	-	24,600	3	171,213	-	-	171,216
Net income	-	-	-	-	-	-	2,527,494	2,527,494
Balance at September 30, 2021	-	$-	10,807,130	$1,081	$30,870,893	$-	$291,642	$31,163,616

	For the Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2020	-	$-	7,760,030	$777	$13,902,047	$-	$(4,704,925)	$9,197,899
Stock options exercised	-	-	7,500	1	6,749	-	-	6,750
Stock options repurchased	-	-	-	-	(20,821)	-	-	(20,821)
Net income	-	-	-	-	-	-	868,084	868,084
Balance at September 30, 2020	-	$-	7,767,530	$778	$13,887,975	$-	$(3,836,841)	$10,051,912

	For the Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200
Stock options exercised	-	-	22,500	3	19,962	-	-	19,965
Stock options repurchased	-	-	-	-	(26,667)	-	-	(26,667)
Net loss	-	-	-	-	-	-	(122,586)	(122,586)
Balance at September 30, 2020	-	$-	7,767,530	$778	$13,887,975	$-	$(3,836,841)	$10,051,912

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$2,527,494	$(122,586)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	367,253	274,866
Right of use amortization	231,300	220,997
Reserve for note receivable	-	16,738
Deferred taxes	409,893	80,000
Impairment of investment in That’s Eatertainment, former related party	-	406,000
Gain on forgiveness of note payable	(1,329,280)	-
Employee stock compensation	171,216	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,512,154)	(215,159)
That’s Eatertainment note receivable, net, related party	-	(10,916)
Interest receivable	-	7,340
Inventory, net	(2,417,589)	(1,492,350)
Unbilled revenue	1,062,316	(109,500)
Prepaid expenses and other current assets	(242,322)	(107,637)
Other assets	(33,150)	18,246
Security deposits, long-term	66,788	-
Accounts payable and other accrued expenses	912,318	635,765
Payments on operating lease liability	(239,259)	(221,028)
Deferred revenue	3,387,802	452,324

Net cash provided by (used in) operating activities	1,362,626	(166,900)

Cash flows from investing activities:

Redemption of certificates of deposit	-	1,915,000
Purchase of intangible assets	(627,765)	(55,580)
Purchase of property and equipment	(11,407,278)	(329,386)

Net cash provided by (used in) investing activities	(12,035,043)	1,530,034

Cash flows from financing activities:
Repurchase of stock options	-	(26,667)
Principal payments of debt	(20,195)	-
Net proceeds from long term debt	8,590,151	-
Stock issued for cash in offering, net	16,795,000	-
Stock options exercised	11,320	19,965
Note payable-PPP Loan	-	1,325,961
Net cash provided by (used in) financing activities	25,376,276	1,319,259

Net increase (decrease) in cash and restricted cash	14,703,859	2,682,393
Cash and restricted cash, beginning of period	6,841,984	1,415,091
Cash and restricted cash, end of period	$21,545,843	$4,097,484

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Taxes refunded	$78,096	$(39,533)
Interest paid	20,783	5,247

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order which expired on May 15, 2020, upon which Arizona entered Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension remained in effect for the duration of the outstanding PPP loan. See Note 7 for information about the PPP Loan.

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2021 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2020 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Disaggregation of Revenue

	Three Months Ended
	September 30, 2021				September 30, 2020
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$1,370,466	$2,645,312	$723,471	$4,739,249	$212,030	$4,635,562	$-	$4,847,592
Extended service-type warranties	31,910	656,870	25,180	713,960	18,037	611,087	11,894	641,018
Customized software and content	-	290,829	52,273	343,102	-	738,291	-	738,291
Installation and training	42,952	190,098	59,500	292,550	1,351	167,104	-	168,455
Licensing and royalties	4,402	-	-	4,402	18,365	-	-	18,365

Total Revenue	$1,449,730	$3,783,109	$860,424	$6,093,263	$249,783	$6,152,044	$11,894	$6,413,721

For the three months ended September 30, 2021, governmental customers comprised $3,783,109, or 62%, of total net revenue, commercial customers comprised $1,449,730 or 24%, of total net revenue, and international customers comprised $860,424, or 14%, of total net revenue. By comparison, for the three months ended September 30, 2020, governmental customers comprised $6,152,044, or 96%, of total net revenue, commercial customers comprised $249,783, or 4%, of total net revenue, and international customers comprised $11,894, or less than 1% of total net revenue. For the three months ended September 30, 2021, and 2020, the Company recorded $490,059 and $233,981, respectively, in STEP revenue, or 8.0% and 3.6%, respectively, of total net revenue.

	Nine Months Ended
	September 30, 2021				September 30, 2020
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$2,183,769	$7,828,503	$1,907,588	$11,919,860	$477,874	$7,969,907	$291,939	$8,739,720
Extended service-type warranties	79,531	2,001,423	74,196	2,155,150	51,700	1,769,908	116,042	1,937,650
Customized software and content	-	905,204	125,716	1,030,920	18,566	1,388,121	-	1,406,687
Installation and training	93,501	496,251	85,850	675,602	11,059	372,026	4,964	388,049
Licensing and royalities	8,832	-	-	8,832	49,557	-	-	49,557

Total Revenue	$2,365,633	$11,231,381	$2,193,350	$15,790,364	$608,756	$11,499,962	$412,945	$12,521,663

For the nine months ended September 30, 2021, governmental customers comprised $11,231,381, or 71% of total net revenue, commercial customers comprised $2,365,633, or 15% of total net revenue, and international customers comprised $2,193,350, or 14% of total net revenue. By comparison, for the nine months ended September 30, 2020, governmental customers comprised $11,499,962, or 92% of total net revenue, commercial customers comprised $608,756, or 5% of total net revenue, and international customers comprised $412,945, or 3% of total net revenue. For the nine months ended September 30, 2021, and 2020, the Company recorded $1,349,677 and $558,462, respectively, in STEP revenue, or 8.5% and 4.4%, respectively of total net revenue.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $6,440,194 and $2,517,175 at September 30, 2021 and December 31, 2020, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,618,419 and $2,191,400 as of September 30, 2021 and December 31, 2020, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,958,110 and $1,920,346 as of September 30, 2021 and December 31, 2020, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $304,000 and $352,000 as of September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $713,960 and $641,018, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $2,155,150 and $1,937,650, respectively. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

STEP Revenue

The Company’s STEP operations consist principally of renting its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any rental payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for additional 12-month periods. Agreements may be terminated by either party upon written notice of termination at least sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at its fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amounts that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $21,043,538 and $6,338,896 as of September 30, 2021, and December 31, 2020, respectively.

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

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended September 30, 2021, one commercial agency comprised 20% of total net sales. By comparison, for the three months ended September 30, 2020, one federal agency comprised 22% of total net sales and another federal agency comprised 20% of total net sales. For the nine months ended September 30, 2021, no single customer had a significant percentage of total revenue. By comparison, for the nine months ended September 30, 2020, one federal agency comprised 19% and another federal agency comprised 14% of total net revenue.

As of September 30, 2021, no single customer had a significant percentage of total accounts receivable. By comparison, as of December 31, 2020, one federal agency comprised 8.5% and one state agency comprised 31% of total accounts receivable.

Note 2. Inventory

Inventory consisted of the following as of:

	September 30, 2021	December 31, 2020

Raw materials and work in process	$6,616,616	$3,636,649
Reserve	(683,030)	(120,652)

Total inventory	$5,933,586	$3,515,997

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $479,771 and $500,114 of spare parts as Other Assets, long-term on the Balance Sheet at September 30, 2021 and December 31, 2020, respectively.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2021	December 31, 2020

Land	$1,778,987	$-
Building & Building Improvements	8,606,224	-
Computer equipment	1,162,369	1,115,326
Furniture and office equipment	256,425	223,925
Machinery and equipment	1,743,487	1,096,898
STEP equipment	1,502,694	1,206,757
Leasehold improvements	334,933	334,934

Total property and equipment	15,385,119	3,977,840
Less: Accumulated depreciation and amortization	(2,947,058)	(2,596,096)

Property and equipment, net	$12,438,061	$1,381,744

Depreciation expense, including STEP depreciation, was $350,963 and $268,200 for the nine months ended September 30, 2021, and 2020, respectively. Depreciation expense, including STEP depreciation, was $154,252 and $93,037 for the three months ended September 30, 2021, and 2020, respectively.

On August 25, 2021, the Company completed the purchase of real property located in Chandler, Arizona (the “Property”) for $10,800,000, paid with cash and proceeds from a mortgage loan from Arizona Bank & Trust in the amount of $8,600,000 (Note 7). The Property consists of approximately 4.3 acres and an industrial building of approximately 76,650 square feet. The Company intends to move all of its’ operations and headquarters to the Property during 2022. Approximately 15,000 square feet of the building is dedicated to two pre-existing tenants with multi-year rent agreements.

Under the provision of ASC 805, the Company determined this acquisition was an asset acquisition. This determination was based on substantially all of the fair value of the gross assets acquired was concentrated in the similarly identifiable assets of the Property. The fair value was allocated to the land, building, and acquired leases based upon their relative fair values at the date of acquisition in accordance with ASC 805-50-30-3.

The fair value of the in-place leases is the estimated cost to replace the leases (including loss of rent, estimated commissions and legal fees paid in similar leases). The capitalized in-place leases are amortized over the remaining term of the leases as amortization expense. The fair value of the above or below market lease is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above or below market lease values are amortized as a decrease or increase to the rental income over the remaining term of the lease.

Upon closing, the Company assumed interest in two in-place leases. The first tenant took occupancy in November 2006 and is paying the annual Triple Net rate of $11.34 per square foot. The rate increased to $11.68 per square foot on November 1, 2021, increasing to $12.03 on November 1, 2022, and expiring on October 31, 2023. The second tenant took occupancy in November 2016 and is paying the annual rate of $9.00 per square foot. The lease expires October 31, 2024. This tenant has the option to extend the lease for 5 years thru October 31, 2029 with 5% increases to the rental rate for the first 3 years.

The following table presents purchase price allocation for the assets acquired:

September 30, 2021

Land	$1,778,987
Building and building improvements	$8,566,492
Acquired Lease Intangible Assets	$454,521

Total Purchase Price	$10,800,000

Note 4. Intangible Asset

Intangible asset consisted of the following as of:

	September 30, 2021	December 31, 2020

Patents	$160,000	$160,000
Capitalized media content	301,329	128,085
Acquired lease intangible assets	454,521	-

Total intangible asset	915,850	288,085
Less Accumulated amortization	(33,246)	(17,037)

Intangible asset, net	$882,604	$271,048

Amortization expense was $16,209 and $6,667 for the nine months ended September 30, 2021, and 2020, respectively. Amortization expense was $11,765 and $2,222 for the three months ended September 30, 2021, and 2020, respectively.

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

The balance sheet classification of lease assets and liabilities as of September 30, 2021 was as follows:

Balance Sheet Classification	September 30, 2021
Assets
Operating lease right-of-use assets, January 1, 2021	$1,094,527
Amortization for the nine months ended September 30, 2021	(231,300)
Total operating lease right-of-use asset, September 30, 2021	$863,227
Liabilities
Current
Operating lease liability, short-term	$341,124
Non-current
Operating lease liability, long-term	594,499
Total lease liabilities	$935,623

Future minimum lease payments as of September 30, 2021 under non-cancelable operating leases are as follows:

2021	$92,685
2022	379,097
2023	390,562
2024	131,152

Total lease payments	993,496
Less: imputed interest	(57,873)
Operating lease liability	$935,623

The balance sheet classification of lease assets and liabilities as of December 31, 2020 was as follows:

Balance Sheet Classification	December 31, 2020
Assets
Operating lease right-of-use assets, January 1, 2020	$1,390,873
Amortization for the year ended December 31, 2020	(296,346)
Total operating lease right-of-use asset, December 31, 2020	$1,094,527
Liabilities
Current
Operating lease liability, short-term	$321,727
Non-current
Operating lease liability, long-term	853,155
Total lease liabilities	$1,174,882

Future minimum lease payments as of December 31, 2020 under non-cancelable operating leases are as follows:

2021	$368,060
2022	379,097
2023	390,562
2024	131,152

Total lease payments	1,268,871
Less: imputed interest	(93,989)
Operating lease liability	$1,174,882

Rent expense for the three months ended September 30, 2021 and 2020 was $146,497 and $139,933, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $436,750 and $412,315, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	September 30, 2021	December 31, 2020

Salaries and wages payable	$580,610	$278,331
Employee benefits payable	32,288	634
Accrued paid time off (PTO)	449,165	366,827
Profit sharing payable	225,000	197,309

Total accrued compensation and related costs	$1,287,063	$843,101

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2021	December 31, 2020

Manufacturer’s warranties	$304,000	$352,000
Taxes payable	90,171	316,076
Miscellaneous payable	99,472	104,808

Total accrued expenses and other current liabilities	$493,643	$772,884

Note 7. Note Payable

On May 8, 2020, VirTra received a loan (the “PPP Loan”) in the amount of $1,320,714 under the Paycheck Protection Program (“PPP”) from Wells Fargo Bank, N.A. (the “Lender”). The PPP Loan was payable over two years at a fixed interest rate of 1%. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. Under the terms of the PPP Loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration for the PPP Loan. The Company used its entire PPP Loan amount for designated qualifying expenses and on June 16, 2021, applied for forgiveness in accordance with the PPP Loan terms.

On July 20, 2021, the Company received notification from the Lender that the SBA had approved the Company’s PPP Loan forgiveness application for the entire amount of the PPP Loan. The forgiveness of the PPP Loan is recognized in Other Income in the accompanying statement of income.

On August 25, 2021, the Company completed the purchase of real property located in Chandler, Arizona (the “Property”) for $10,800,000, paid with cash and proceeds from a mortgage loan from Arizona Bank & Trust in the amount of $8,600,000. The loan terms include interest to be accrued at a fixed rate of 3% per year, 119 regular monthly payments of $40,978, and one irregular payment of $5,956,538 due on the maturity date of August 23, 2031, The Company began making monthly payments on September 23, 2021. The payment and performance of the loan is secured by a security interest in the property acquired.

The note payable amounts consist of the following:

	September 30, 2021	December 31, 2020
Short-term liabilities:
Note payable, principal	$233,047	$257,471
Accrued interest on note	-	8,566

Note payable, short-term	$233,047	$266,037

Long-term liabilities:	8,336,991

Note payable, long term	$8,336,991	$1,063,243

The future minimum note payments are as follows:

2021	$122,934
2022	491,737
2023	491,737
2024	491,737
2025	491,737
Thereafter	6,480,156

Total	$8,570,038

Note 8. Related Party Transactions

During the nine months ended September 30, 2021, the Company redeemed 26,250 previously awarded stock options nearing expiration from related parties consisting of the Company’s CEO and COO. The redemption eliminated the stock options and resulted in a total of $116,718 in additional compensation expense. During the nine months ended September 30, 2021, the Company issued 7,500 shares of common stock, $0.0001 par value per share (the “Common Stock”) to one member of the Board of Directors, upon exercise of a previously awarded stock option in exchange for payment of an exercise price of $11,320.

During the nine months ended September 30, 2020, the Company redeemed 11,250 previously awarded stock options nearing expiration from the Company’s COO. The redemption eliminated the stock options and resulted in a total of $8,857 in additional compensation expense. During the nine months ended September 30, 2020, the Company issued 22,500 shares of Common Stock to the CEO and one board member upon exercise of previously awarded stock options in exchange for payment of the exercise price of $19,965.

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

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that provide for annual base salaries of $195,000 and $175,000, respectively, subject to cost-of-living adjustments, and contain automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments.

On August 26, 2021, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of VirTra, Inc. (the “Company”), relying upon third-party studies and recommendations, took several actions to bring the compensation of the Company’s Chief Executive officer (CEO) and Chief Operating Officer (COO) up to industry standards and provide meaningful incentive for future performance. The Committee (1) approved grants of 224,133 and 168,090 performance-based restricted stock units pursuant to the Company’s 2017 Equity Incentive Plan (the “Plan”) to the Company’s CEO and COO, respectively, with fair value on the grant date of August 26, 2021, of $1,559,966 and $1,169,906, respectively; (2) approved grants of 14,057 and 10,543 restricted shares with a fair value of $97,837 and $73,379, respectively, to the CEO and COO, respectively, based on the Company’s performance for the twelve months ended June 30, 2021; and (3) increased the annual base salaries effective August 15, 2021 to $349,860 and $251,140 for the CEO and COO, respectively. While their salaries have been annually increased with Company-wide cost-of-living adjustments, this was the first comprehensive review and adjustment undertaken since 2012.

Beginning on the last business day of August 2022, a tranche of restricted stock units may vest if the Company has achieved net profit (net income under GAAP) for the twelve months ending June 30, 2022, of at least $2,500,000. For every $500,000 earned in excess of $2,500,000 another tranche will vest. If the maximum net profits (net income under GAAP) of $7,000,000 is achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units may vest if the Company has achieved a net profit (net income under GAAP) of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit (net income under GAAP). This vesting arrangement continues with the last business day of August 2024, with the minimum net profit (net income under GAAP) threshold being $3,500,000 and the maximum net profit (net income under GAAP) being $11,000,000.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, of $2,500,000 is probable, the expense for the period ending September 30, 2021, is considered to be nominal.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the nine months ended September 30, 2021, $225,000 was accrued for profit sharing. For the nine months ended September 30, 2020, $56,057 was accrued for profit sharing. The 2021 profit sharing estimate is revised quarterly and will be finalized after the year-end financial audit.

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

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its Common Stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. See Note 1.

Treasury Stock

During the nine months ended September 30, 2021 and 2020, the Company purchased no additional treasury shares. As of September 30, 2021, all treasury shares previously purchased had been cancelled and returned to shares authorized.

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

	September 30, 2021		September 30, 2020
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	164,167	$3.13	234,167	$2.47
Granted	-	-	-	-
Redeemed	(26,250)	1.51	(36,250)	0.83
Exercised	(7,500)	1.51	(22,500)	0.89
Expired / terminated	-	-	-	-
Options outstanding, end of period	130,417	$3.55	175,417	$3.01
Options exercisable, end of period	130,417	$3.55	175,417	$3.01

The Company did not have any non-vested stock options outstanding as of September 30, 2021 and December 31, 2020. The weighted average contractual term for options outstanding and exercisable at September 30, 2021 and 2020 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2021 and 2020 was $859,675 and $204,037, respectively. The total intrinsic value of options exercised and redeemed during the nine months ended September 30, 2021, was $117,647, and the total intrinsic value of options exercised during the nine months ended September 30, 2020, was $50,362. For the three months ended September 30, 2021, and 2020, the Company received payments related to the exercise of options in the amount of $5,250 and $6,750, respectively. For the nine months ended September 30, 2021, and 2020, the Company received payments related to the exercise of options in the amount of $11,320 and $19,965, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s Common Stock for those stock options that have an exercise price lower than the fair value of the Company’s Common Stock. Options with an exercise price above the fair value of the Company’s Common Stock are considered to have no intrinsic value.

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

Through September 30, 2021, 224,133 and 168,090 awards have been granted under the Equity Plan to the Company’s CEO and COO, respectively (see Note 9).

Common stock activity

On August 26, 2021, the Compensation Committee of the Board of Directors approved grants of 14,057 and 10,543 restricted shares to the CEO and COO, respectively, based on the Company’s performance for the twelve months ended June 30, 2021 (see Note 9).

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 3,000,000 shares (the “RDO Shares”) of the Company’s Common Stock at a price of $6.00 per share in a registered direct offering (the “Offering”). The RDO Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-238624), which was filed by the Company with the SEC on May 22, 2020, and subsequently declared effective on June 2, 2020, and a related prospectus.

The Company also entered into a placement agent agreement (the “Placement Agency Agreement”) on March 31, 2021, with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to serve as placement agent for the issuance and sale of the RDO Shares. The Company agreed to pay Roth an aggregate fee equal to 6.5% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company also agreed to pay Roth a reimbursement for legal fees and expenses in an amount not to exceed $35,000.

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

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”) is a global provider of judgmental use of force training simulators, firearms training simulators and driving simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, drop-in recoil kits, software, scenarios, and accessories provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly-effective virtual reality and simulator technology.

The VirTra firearms training simulator allows marksmanship and realistic scenario-based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, safety officers, or a scenario-based training site. We have developed a higher standard in simulation training including capabilities such as: multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire® shoot-back system, powerful gas-powered simulated drop-in recoil weapons, and more. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and re-mediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

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

Business Strategy

Our main business is selling to law enforcement (includes colleges and police academies) and the military. These markets require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we invest in potential growth.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300® Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300® is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	The realism of the V-300® shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180®Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180®is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100®Simulator & V-100® MIL – a single-screen based simulator systems

○	The V-100® is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to four (4) individual firing lanes at one time. The optional Threat-Fire® device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer the industry’s only upgrade path, so a V-100® firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100® MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100® MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO® a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO® is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	VirTra Driver Training Simulator™ is a vehicle-based simulator, complete with next-generation graphics, motion and a variety of other features. The system is designed to provide safe, reliable environment for efficient skill transfer for all law enforcement driver training.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA™ interactive coursework on a subscription basis.

●	V-Author® Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author® is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Drop-In Recoil Kits - a wide range of powerfully realistic and reliable simulated recoil kits that can fit into a live fire weapon and provide similar form, fit and function to a real firearm while avoiding the cost and dangers of blank fire rounds.

●	Return Fire Device – the patented Threat-Fire® device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Recent Developments

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order, in effect until May 15, 2020. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations only delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could affect the value of the Company’s long-term investment in TEC, currently there has not been a negative impact and any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension remained in effect until July 20, 2021, when the PPP loan was forgiven (see Note 7).

Results of operations for the three and nine months ended September 30, 2021 and September 30, 2020

Revenues. Revenues were $6,093,263 for the three months ended September 30, 2021, compared to $6,413,721 for the same period in 2020, a decrease of $302,093, or 5%. Revenues were $15,790,364 for the nine months ended September 30, 2021, compared to $12,521,663 for the same period in 2020, an increase of $3,318,258, or 27%. The increase in revenues for the nine months ended September 30, 2021 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same period in 2020.

Cost of Sales. Cost of sales were $3,217,911 for the three months ended September 30, 2021, compared to $2,446,455 for the same period in 2020, an increase of $771,456, or 32%. Cost of sales were $7,211,807 for the nine months ended September 30, 2021, compared to $5,381,403 for the same period in 2020, an increase of $1,830,404, or 34%. The increase was due to additional material costs due to higher quantities of simulator systems and accessories sold, and an increase in reserve for inventory due to increased scale of operations. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $2,875,352 for the three months ended September 30, 2021, compared to $3,967,266 for the same period in 2020, a decrease of $1,091,914, or 28%. Gross profit was $8,578,557 for the nine months ended September 30, 2021, compared to $7,140,260 for the same period in 2020, an increase of $1,438,297, or 20%. The gross profit margin for the three months ended September 30, 2021, and 2020 was 47% and 62%, respectively. The gross profit margin was 54% for the nine months ended September 30, 2021, and 57% for the same period in 2020. The decrease in gross profit was due to a one-time impact from an increase in reserve for inventory as our operations scale.

Operating Expenses. Net operating expense was $2,609,772 for the three months ended September 30, 2021, compared to $2,747,993 for the same period in 2020, a decrease of $138,221, or 5%. Net operating expense was $6,928,154 for the nine months ended September 30, 2021, compared to $7,254,809 for the same period in 2020, a decrease of $326,655, or 5%. The decrease was primarily due to the impairment write down in 2020 offset by the transition to a Company-wide ERP system which included software fees, consulting, and time invested by Company staff in 2021.

Operating Income (Loss). Income from operations was $265,580 for the three months ended September 30, 2021, compared to $1,219,273 for the same period in 2020, a decrease of $953,693 or 78%. Operating income was $1,650,403 for the nine months ended September 30, 2021, compared to an operating loss of $114,549 for the same period in 2020, an increase of $1,764,952, or 1541%.

Other Income. Other income net of other expense was $1,330,681 for the three months ended September 30, 2021, compared to other income net of other expense of $3,752 for the same period in 2020, an increase of $1,326,929, or 35366%, primarily resulting from the forgiveness of the PPP Loan (see Note 1). Other income net of other expense was $1,346,397 for the nine months ended September 30, 2021, compared to $32,430 for the same period in 2020, an increase of $1,313,967, or 4052%.

Provision for Income Tax Expense. Income tax expense was $253,289 for the three months ended September 30, 2021, compared to $354,941 for the same period in 2020, a decrease of $101,652, or 29%. Income tax expense was $469,306 for the nine months ended September 30, 2021, compared to $40,467 for the same period in 2020, an increase of $428,839, or 1060%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net income was $1,342,972 for the three months ended September 30, 2021, compared to $868,084 for the same period in 2020, an increase of $474,888, or 55%. Net income was $2,527,494 for the nine months ended September 30, 2021, compared to a net loss of $122,586 for the same period in 2020, an increase of $2,650,080, or 2162%. The fluctuations in net income (loss) relates to each respective section discussed above.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change

Net Income (Loss)	$1,342,972	$868,084	$474,888	55%	$2,527,494	$(122,586)	$2,650,080	2162%
Adjustments:
Provision for income taxes	253,289	354,941	(101,652)	-29%	469,306	40,467	428,839	1060%
Depreciation and amortization	166,098	95,259	70,839	74%	367,253	274,866	92,387	34%
EBITDA	$1,762,359	$1,318,284	$444,075	34%	$3,364,053	$192,747	$3,171,306	1645%
Impairment loss on That’s Eatertainment, former related party	-	266,000	(266,000)	-100%	-	406,000	(406,000)	-100%
Right of use amortization	78,001	-	78,001	100%	231,300	-	231,300	100%
Reserve for note receivable	-	9,461	(9,461)	-100%	-	16,738	(16,738)	-100%
Gain on forgiveness of note	(1,320,714)	-	(1,320,714)	100%	(1,320,714)	-	(1,320,714)	100%

Adjusted EBITDA	$519,646	$1,593,745	$(1,074,099)	-67%	$2,274,639	$615,485	$1,659,154	232%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $21,545,843 and $6,841,984 of cash and cash equivalents as of September 30, 2021, and December 31, 2020, respectively. Working capital was $25,839,676 and $10,269,397 as of September 30, 2021, and December 31, 2020, respectively.

Net cash provided by operating activities was $1,362,626 for the nine months ended September 30, 2021, and net cash used in operating activities was $166,900 for the nine months ended September 30, 2020. Net cash provided by operating activities resulted primarily from decreases in accounts receivable, inventory, and prepaid expenses, offset by increases in trade accounts payable, accrued compensation, unbilled revenues, and deferred revenues, as well as other changes in operating assets and liabilities.

Net cash used in investing activities was $12,035,043 for the nine months ended September 30, 2021, and net cash provided by investing activities was $1,530,034 for the nine months ended September 30, 2020. Investing activities in 2021 consisted of purchases of intangible assets, manufacturing equipment, and property (see Note 3) compared to investing activities in 2020 that consisted of redemptions of certificates of deposits, purchases of intangible assets and purchases of property and equipment.

Net cash provided by financing activities was $25,376,276 and $1,319,259 for the nine months ended September 30, 2021, and 2020, respectively. Financing activities in 2021 consisted of the issuance of additional common stock for cash and stock options exercised and redeemed, and proceeds from long debt, offset by the forgiveness of the PPP loan (see Note 1), compared to financing activities in 2020 which consisted of stock options exercised and redeemed, and PPP loan proceeds.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $11.0 million for the three months ended September 30, 2021, and $24.4 million for the nine months ended September 30, 2021. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2021, the Company’s backlog was $21.7 million. Management estimates the majority of the new bookings received in the first nine months of 2021 will be converted to revenue in 2021 and early 2022. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer. Additionally, due to the impact of COVID-19, management’s estimates will change in accordance with federal and state guidelines. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations, only delays in when orders ship or installations occur and all delayed orders remain in backlog.

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating the company and maintaining our current business strategy for more than 12 months from the filing of this Quarterly Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to expand our product and services offered, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down our plans for growth.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended September 30, 2021.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to our unaudited financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

10.2	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

10.3	Promissory Note dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.4	Deed of Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.5	Assignment and Assumption of Leases dated August 25, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.6	Restricted Stock Unit Agreement – Robert D. Ferris (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2021).

10.7	Restricted Stock Unit Agreement – Matthew D. Burlend (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: November 15, 2021	By:	/s/ Robert D. Ferris
Robert D. Ferris
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Marsha J. Foxx
Marsha J. Foxx,
Chief Accounting Officer
(principal financial and principal accounting officer)

