Form 10-K
period 2021-12-31
VirTra, Inc
filed 2022-08-02
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 001-38420

VIRTRA, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-1207631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

295 E. Corporate Place, Chandler, AZ	85225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 968-1488

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VTSI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [] No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2021, was approximately $61,954,937.

As of July 22, 2022, the registrant had 10,876,945 outstanding shares of common stock.

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

Effective as of October 1, 2016, we completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by our Board of Directors on June 23, 2016 and by our stockholders on September 16, 2016.

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

Effective March 2, 2018, we effected a 1-for-2 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”). All references to shares of our Common Stock in this Annual Report on Form 10-K refer to the number of shares of Common Stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”), located in Chandler, Arizona, is a global provider of judgmental use of force training simulators and firearms training simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through highly-effective virtual reality and simulator technology.

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

Business Strategy

We have two main customer groups, namely, law enforcement, and military. These are different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services, as well as to continue incremental improvements to existing product lines. In some cases, the Company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and, sometimes, if they are not made immediately and accurately it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practice is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons. These drop-in conversion kits fit into real weapons but safely simulate the most powerful recoil on the market and even lock-back when out-of-ammunition or simulating a dud.

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

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

Competition and Competitive Landscape

We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer. Axon, Cubic, Inc., Laser Shot, Inc., InVeris, MILO, and Ti Training Corp are our main competitors in some or all of our markets.

We believe that our products and services are superior to those offered by our competitors based on our association with industry experts, the strength in developing more effective training solution ecosystem, our patented products and our extensive library of training content that would require time and a substantial investment by a competitor to offer a comparable product.

In the past we have offered a headset-based solution but were informed that the headset interfered with normal weapon usage, even had reports of ‘negative training’ and so VirTra focused on screen-based solutions due to market demand for effective training. VirTra buys and tests new headsets on a regular basis and has made some software and content preparations to someday add a headset-based product to our offerings. VirTra recoil kits, return fire devices and other accessories would likely also work with a headset-based product.

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

Our patent portfolio includes seven issued U.S. patents, which expire between 2025 and 2037. In 2019, VirTra completed an Asset Purchase Agreement with Tiberius Technology, LLC, that included purchase of a patent and two pending patents, all patent ownership was transferred effective March 13, 2019 and the two pending patents were issued as patents.

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

Research and Development

During the years ended December 31, 2021 and 2020, our research and product development expenses were approximately $1,865,880 and $1,603,379, respectively.

Sources and Availability of Raw Materials/Manufacturing and Assembly

We obtain the key components of our products from a variety of sources that we purchase on a purchase order basis from local suppliers at market prices based on our production requirements. We believe alternative sources generally exist for the components used in our products.

Our manufacturing, assembly, warehouse and shipping facilities are located in Chandler, Arizona. See “—Business – Property.”

Employees

As of July 25, 2022, we employed 121 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we do not currently have any labor disputes.

Operations

Our operations are conducted from our principal executive office in Chandler, Arizona. We have no offices or employees internationally. However, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2021, we have performed sales contracts and warranty service obligations in the U.S. and various foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a customer located in the foreign country, or pursuant to a contract between our company and a U.S. government agency (such as the U.S. Department of State). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2021. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it spread to several other countries, including the United States, and infections have been reported globally. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain.

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

Our products are sold in highly competitive markets with limited barriers to entry. We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer (see Competition and Competitive Landscape section above).

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

The markets for law enforcement and military simulation training are highly competitive and include many new competitors as well as increased competition from established companies expanding their production and marketing of products. Despite owning patents, trademarks and copyrights, our current and future competitors could manufacture and sell products with performance characteristics and functionality similar to the products we sell and that we plan to sell. Some of our competitors are large companies with strong worldwide brand recognition that have significantly greater financial, distribution, marketing and other resources than we do (see Competition and Competitive Landscape section above). Some of our competitors have significant competitive advantages, including longer operating histories, larger sales forces, bigger advertising budgets, better brand recognition, greater economies of scale and long-term relationships with key military customers that are potentially highly valuable because of the significant volume that our competitors sell to them.

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

We rely upon the accumulated knowledge, skills and experience of our executive officers and significant employees. Our Co-Chief Executive Officer, President and Chairman of the Board, Robert Ferris, built our business from inception and, along with other members of the management team, are responsible for many of the products and clients that we have today. Our Co-Chief Executive Officer, John Givens, has unique expertise and long-standing relationships in the military simulation market that could have a material impact on our company’s future. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our financial results. We also do not maintain any key man life insurance policies for any of our employees.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 10,876,945 shares of our Common Stock outstanding as of July 25, 2022, 7,500 shares are restricted subject to Rule 144 with the remaining shares tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

On August 25, 2021, we purchased an industrial building of approximately 76,650 square feet situated on approximately 4.3 acres at 295 East Corporate Place in Chandler, Arizona. We believe that this building allows for our expected growth in simulator development and production, recoil kit development and production, training content creation as well as administrative, customer and technology support as we plan to scale. Approximately 15,000 square feet of the new building will house two pre-existing tenants with multi-year rent agreements and we have the sole option to cancel their leases with six months’ notice to one tenant and nine months’ notice to the other tenant. We gave notice to one tenant of the cancelation of their lease and VirTra will take over their 11,775 square feet on October 1, 2022. We plan to fully move out of our two leased properties by the end of December 2022. Ultimately, we expect this purchase to result in spending less per month for facilities while having access to a larger and centralized facility to enhance efficiency.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.”

Holders of Common Stock

As of July 25, 2022, 10,876,975 shares of our Common Stock were outstanding and held by approximately 38 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

ITEM 6. [RESERVED]

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

We were also engaged in licensing our technology to That’s Eatertainment Corp. (“TEC”), a developer and operator of a combined dining and entertainment concept centered on an indoor shooting experience. Mitchell Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. Accordingly, until October 2020, TEC was a related party.

Business Strategy

We have two main customer groups, namely, law enforcement and military. These are different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we invest in potential growth.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as to continue incremental improvements to existing product lines. In some cases, the Company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions have to be made, and, sometimes, if they are not made immediately and accurately, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practices is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Recent Developments

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order which expired on May 15, 2020, upon which Arizona entered Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could continue to affect the value of the Company’s long-term investment in TEC, including the long-term note receivable from TEC. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension has continued in effect, even though the PPP loan has been forgiven and is no longer outstanding.

Results of operations for the years ended December 31, 2021 and December 31, 2020

Revenues. Revenues were $24,434,056 for the year ended December 31, 2021 compared to $19,087,631 for the same period in 2020, representing an increase of $5,346,425 or 28.0%. The increase was the result of increases in sales of simulators, STEP sales, accessories, curriculum and training, and recurring extended warranty revenue in 2021.

Cost of Sales. Cost of sales were $13,028,844 for the year ended December 31, 2021 compared to $7,187,210 for the same period in 2020, representing an increase of $5,841,634, or 81.3%. The year-over-year increase was due to increases in material costs, labor costs, and travel expenses for both new and existing customers.

Gross Profit. Gross profit was $11,405,212 for the year ended December 31, 2021 compared to $11,900,421 for the same period in 2020, representing a decrease of $495,209, or 4.2%. The gross profit margin was 46.7% for the year ended December 31, 2021 and 62.3% for the same period in 2020. The decrease in gross profit was primarily due to differences in the quantity and type of simulator systems, type of accessories and variety of services sold, combined with an increase in cost of sales.

Operating Expenses. Net operating expense was $9,951,175 for the year ended December 31, 2021 compared to $10,674,109 for the same period in 2020, representing a decrease of $722,934, or 6.8%. For the year ended December 31, 2021, there was a $0 allowance for bad debt on accounts receivable recorded as general and administrative expense on the Statement of Operations. During the year ended December 31, 2020, there was a $346,477 allowance for bad debt on accounts and note receivable and a one-time $840,000 impairment loss recorded as general and administrative expense on the Statement of Operations.

Income from Operations. Income from operations was $1,454,037 for the year ended December 31, 2021 compared to $1,226,312 for the same period in 2020, representing an increase of $227,725, or 18.6%, resulting from an increase in revenue, and an increase in cost of sales partially offset by a decrease in operating expenses.

Other Income (Expense). Other income net of other expense was $1,332,102 for the year ended December 31, 2021 compared to $33,291 for the same period in 2020, representing an increase of $1,298,811 or 3901.4% primarily resulting from the one-time event of the forgiveness of the PPP Loan (see Note 1).

Income Tax Expense. Income tax expense was $246,050 for the year ended December 31, 2021 compared to a benefit of ($218,800) for the same period in 2020, representing an increase in expense of $464,850, or 212.4%. The increase resulted from a true-up of our deferred tax asset and temporary timing differences in deferred revenue, reserves, and depreciation and amortization, offset by net operating loss carryforward, and adjustments for taxes prepaid and refunded from prior year tax overpayments.

Net Income (Loss). Net income was $2,540,089 for the year ended December 31, 2021 compared to $1,478,403 for the same period in 2020, representing an increase of $1,061,686, or 71.8%, related to each respective section discussed above.

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

	For the Years Ended
	December 31,	December 31,	Increase	%
	2021	2020	(Decrease)	Change

Net Income	$2,540,089	$1,478,403	$1,061,686	72%
Adjustments:
Provision (Benefit) for income taxes	246,050	(218,800)	464,850	-212%
Depreciation and amortization	589,059	380,154	208,905	55%
EBITDA	$3,375,198	$1,639,757	$1,735,441	106%
Impairment loss on That’s Eatertainment, former related party	-	840,000	(840,000)	-100%
Reserve for note receivable	-	311,367	(311,367)	-100%
Gain on forgiveness of note	(1,320,714)	-	(1,320,714)	100%

Adjusted EBITDA	$2,054,484	$2,791,124	$(736,640)	-26%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $19,708,565 and $6,841,984 cash and cash equivalents as of December 31, 2021 and 2020, respectively. Working capital was $25,944,717 and $10,269,397 as of December 31, 2021 and 2020, respectively.

Net cash used in operating activities was $125,743 for the year ended December 31, 2021 and net cash provided by operating activities was $2,245,637 for the year ended December 31, 2020. Net cash used in operating activities for the year ended December 31, 2021 resulted primarily from increases in accounts receivable, inventory, accounts payable and accrued compensation, offset by decreases in unbilled revenue and deferred revenue as well as other changes in operating assets and liabilities. Operating activities in 2020 consisted of decreases in accounts receivable, increases in accounts payable and deferred revenue offset by increases in inventory and unbilled revenue, in addition to other changes in operating assets and liabilities.

Net cash used in investing activities was $3,735,784 for the year ended December 31, 2021 and net cash provided by investing activities was $1,852,993 for the year ended December 31, 2020. Investing activities in 2021 primarily consisting of purchases of property and equipment. Investing activities in 2020 consisted of redemptions of certificates of deposits, purchase of intangible assets, and reclassification of inventory to property and equipment.

Net cash provided by financing activities was $16,728,108 for the year ended December 31, 2021 and $1,328,263 for the year ended December 31, 2020. Financing activities in 2021 consisted of the issuance of additional common stock for cash and stock options exercises and redeemed, and proceeds from long term debt, offset by the forgiveness of the PPP loan (see Note 1), compared to financing activities in 2020 which consisted primarily of the proceeds from the PPP loan (see Note 1).

Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $8.4 million for the three months ended December 31, 2021. The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of December 31, 2021, the Company’s backlog was $23.1 million.

Management estimates the majority of the new bookings received in the fourth quarter of 2021 will be converted to revenue in 2022. Management’s estimate for the conversion of backlog is based on current contract delivery dates, however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

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

Cost Method Investments

The Company holds an investment in TEC. The stock of TEC does not have a readily determinable fair value and is measured at cost minus impairment, if any. Management regularly evaluates the recoverability of its investment in TEC based on TEC’s performance and financial position. During the year ended December 31, 2020, the Company utilized TEC’s recent offer to sell, and an investor’s bona fide offer to purchase, as an indicator of the fair value of TEC’s common stock. During the year ended December 31, 2020, the Company evaluated the recoverability and determined to fully impair. There are no other investments as of December 31, 2021.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VirTra, Inc. (the Company) as of December 31, 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

August 2, 2022

PCAOB #457

We have served as the Company’s auditor since 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors and Shareholders of

VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VirTra, Inc. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company’s auditor from 2018 to 2021.

Houston, Texas

March 26, 2021

VIRTRA, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

Current assets:
Cash and cash equivalents	$19,708,565	$6,841,984
Accounts receivable, net	3,896,739	1,378,270
Inventory, net	5,014,924	3,515,997
Unbilled revenue	3,946,446	5,408,598
Prepaid expenses and other current assets	940,887	382,445

Total current assets	33,507,561	17,527,294

Long-term assets:
Property and equipment, net	12,864,766	1,381,744
Operating lease right-of-use asset, net	784,306	1,094,527
Intangible assets, net	535,079	271,048
Security deposits, long-term	19,712	86,500
Other assets, long-term	189,734	500,114
Deferred tax asset, net	1,674,234	1,892,000

Total long-term assets	16,067,831	5,225,933

Total assets	$49,575,392	$22,753,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$789,394	$345,573
Accrued compensation and related costs	1,062,078	843,101
Accrued expenses and other current liabilities	991,744	772,884
Note payable, current	236,291	266,037
Operating lease liability, short-term	347,772	321,727
Deferred revenue, short-term	4,135,565	4,708,575

Total current liabilities	7,562,844	7,257,897

Long-term liabilities:
Deferred revenue, long-term	1,992,625	1,920,346
Note payable, long-term	8,280,395	1,063,243
Operating lease liability, long-term	505,383	853,155
Other long term liabilities	5,436	-

Total long-term liabilities	10,783,839	3,836,744

Total liabilities	18,346,683	11,094,641

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,807,130 shares issued and outstanding as of December 31, 2021 and 7,775,030 shares issued and outstanding as of December 31, 2020	1,081	778
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	30,923,391	13,893,660
Retained earnings (Accumulated deficit)	304,237	(2,235,852)

Total stockholders’ equity	31,228,709	11,658,586

Total liabilities and stockholders’ equity	$49,575,392	$22,753,227

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	For the Years ended
	December 31, 2021	December 31, 2020

Revenues:
Net sales	$24,434,056	$19,038,074
That’s Eatertainment royalties/licensing fees, former related party	-	45,247
Other royalties/licensing fees	-	4,310
Total revenue	24,434,056	19,087,631

Cost of sales	13,028,844	7,187,210

Gross profit	11,405,212	11,900,421

Operating expenses:
General and administrative	8,085,295	9,070,730
Research and development	1,865,880	1,603,379

Net operating expense	9,951,175	10,674,109

Income from operations	1,454,037	1,226,312

Other income (expense):
Other income	97,100	49,539
Gain on forgiveness of note payable	1,320,714	-
Other expense	(85,712)	(16,248)

Net other income	1,332,102	33,291

Income before provision for income taxes	2,786,139	1,259,603

Provision (Benefit) for income taxes	246,050	(218,800)

Net income	$2,540,089	$1,478,403

Net income per common share:
Basic	$0.25	$0.19
Diluted	$0.25	$0.19

Weighted average shares outstanding:
Basic	10,007,386	7,757,037
Diluted	10,060,748	7,835,830

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	$-	7,745,030	$775	$13,894,680	$-	$(3,714,255)	$10,181,200
Stock options exercised	-	-	30,000	3	30,163	-	-	30,166
Stock options repurchased	-	-	-	-	(31,183)	-	-	(31,183)
Net income	-	-	-	-	$-	$-	1,478,403	1,478,403
Balance at December 31, 2020	-	$-	7,775,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586

Stock options exercised	-	-	7,500	-	11,320	-	-	11,320
Stock issued for cash in offering, net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Stock issued for services	-	-	24,600	3	171,213	-	-	223,716
Stock reserved for future services	-	-	-	-	52,498	-	-	52,498
Net income	-	-	-	-	-	-	2,540,089	2,540,089
Balance at December 31, 2021	-	$-	10,807,130	$1,081	$30,923,391	$-	$304,237	$31,228,709

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net income	$2,540,089	$1,478,403
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	589,059	380,154
Right of use amortization	310,221	296,346
Reserve for note receivable	-	291,110
Deferred taxes	217,766	(100,000)
Impairment of investment in That’s Eatertainment, former related party	-	840,000
Gain on forgiveness of note payable	(1,329,280)	-
Employee stock compensation	223,716	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,518,469)	929,702
Interest receivable	-	7,340
Inventory, net	(1,498,927)	(2,291,394)
Unbilled revenue	1,462,152	(1,828,656)
Prepaid expenses and other current assets	(558,442)	(28,470)
Other assets	310,380	(148,878)
Security deposits, long-term	66,788	(66,788)
Accounts payable and other accrued expenses	881,662	394,193
Payments on operating lease liability	(321,727)	(297,244)
Deferred revenue	(500,731)	2,389,819

Net cash provided by (used in) operating activities	(125,743)	2,245,637

Cash flows from investing activities:
Redemption of certificates of deposit	-	1,915,000
Purchase of intangible assets	(287,106)	(62,007)
Purchase of property and equipment	(3,448,678)	-
Net cash provided by (used in) investing activities	(3,735,784)	1,852,993

Cash flows from financing activities:
Repurchase of stock options	-	(31,183)
Principal payments of debt	(78,212)	-
Stock issued for cash in offering, net	16,795,000	-
Stock options exercised	11,320	30,166
Note payable-PPP Loan	-	1,329,280
Net cash provided by financing activities	16,728,108	1,328,263

Net increase (decrease) in cash and restricted cash	12,866,581	5,426,893
Cash and restricted cash, beginning of period	6,841,984	1,415,091
Cash and restricted cash, end of period	$19,708,565	$6,841,984

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Income taxes paid (refunded)	$99,035	$(118,800)
Interest paid	85,703	8,566

Supplemental disclosure of non-cash investing and financing activities:
Conversion of inventory to property and equipment	$334,637	$724,811
Note for purchase of property	8,600,000	-

See accompanying notes to financial statements.

VirTra, Inc.

Notes to Financial Statements

Note 1. Organization and Significant Accounting Policies

Organization and Business Operations

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” or “our”), located in Chandler, Arizona, is a global provider of judgmental use of force training simulators, firearms training simulators and driving simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly-effective virtual reality and simulator technology. The Company sells its products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra, Inc., a Nevada corporation.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during half of March and April as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. On March 30, 2020, the Governor for the State of Arizona issued a stay-at-home order which expired on May 15, 2020, upon which Arizona entered Phase I of reopening. The Company carefully reviewed all rules and regulations of the government orders and determined it met the requirements of an essential business to remain open. The Company had the majority of its staff begin working remotely in mid-March, with only essential personnel continue working at the manufacturing and production facilities and currently remains in Arizona’s Phase I of reopening. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations; rather, there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Although not a material component of our company, a significant adverse change in the business climate could continue to affect the value of the Company’s long-term investment in TEC, including the long-term note receivable from TEC. Any future impact cannot be reasonably estimated at this time. The Company is no longer investing in Certificates of Deposits as a precautionary measure to increase its liquid cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Additionally, the Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The stock repurchase suspension remained in effect for the duration of the outstanding PPP loan and continues to remain in effect even though the PPP loan has been forgiven and is no longer outstanding.

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

	Year ended December 31,
	2021				2020
	Commerical	Government	International	Total	Commerical	Government	International	Total
Simulators and accessories	$2,890,848	$12,302,223	$4,073,008	$19,266,079	$1,052,223	$12,450,793	$299,430	$13,802,446
Extended service-type warranties	107,289	2,716,436	101,111	2,924,836	74,290	2,408,379	138,771	2,621,440
Customized software and content	57,200	1,139,841	112,869	1,309,910	100,109	1,957,635	-	2,057,744
Installation and training	102,882	677,930	143,587	924,399	17,004	534,478	4,962	556,444
Licensing and royalities	8,832	-	-	8,832	49,557	-	-	49,557
Total Revenue	$3,167,051	$16,836,430	$4,430,575	$24,434,056	$1,293,183	$17,351,285	$443,163	$19,087,631

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the year ended December 31, 2021, governmental customers comprised $16,836,430, or 68.9% of total net sales, commercial customers comprised $3,167,051 or 13.0% of total net sales and international customers comprised $4,430,575, or 18.1% of total net sales. By comparison, for the year ended December 31, 2020, governmental customers comprised $17,351,285, or 90.9% of total net sales, commercial customers comprised $1,293,183 or 6.8% of total net sales and international customers comprised $443,163, or 2.3% of total net sales. For the years ended December 31, 2021 and 2020, the Company recorded $1,963,562 and $794,524, respectively, in STEP revenue, or 8.0 % and 4.2%, respectively, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $2,371,531 and $2,517,175 at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recognized revenue of $1,550,333 and $325,844, respectively, related to customer deposits that were included in deferred revenue, long-term, at the beginning of each period. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,764,034 and $2,191,400 at December 31, 2021 and 2020, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,815,871 and $1,920,346 at December 31, 2021 and 2020, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $384,000 and $352,000 at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recognized revenue of $2,924,836 and $2,621,440, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Customer Retainage

Customer retainage is recorded as a current liability under deferred revenue on the accompanying balance sheets and totaled $0 at December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, the Company recognized revenue of $0 and $10,720, respectively, related to customer retainage that were included in the liability at the beginning of each period. Changes in deferred revenue amounts related to customer retainage will fluctuate from year to year based upon the customer’s contract completion date, allowing the Company to invoice and recover the retainage.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, notes and interest receivables, accounts payable, and accrued liabilities. The fair value of financial instruments, except for long-term notes receivable, approximates their carrying values, using level 3 inputs, at December 31, 2021 and 2020 due to their short maturities. The fair value of the notes receivable approximates its carrying value, using level 3 inputs, at December 31, 2021 and 2020.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $35,432 and $34,959 at December 31, 2021 and 2020, respectively.

Notes receivable are carried at their estimated collectible amounts. Interest income on notes receivable is recognized using the effective interest method. Notes receivable are periodically evaluated for collectability based on the credit history, the current financial condition of the counter party, and the known and inherent risks in the notes. Notes receivable are placed on nonaccrual status when they become 90 days past due and the customer has not made a payment in over 60 days. Upon suspension of the accrual of interest, interest income is subsequently recognized to the extent cash payments are received. Accrual of interest is resumed when notes are removed from non-accrual status. Notes receivable are charged against the allowance for credit losses when they are deemed to be uncollectible. The Company recorded a reserve for the full amount of a note receivable and accrued interest from a former related party totaling $311,367 in 2020. The allowance for uncollectible notes receivable was $0 and $311,367 at December 31, 2021 and 2020, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory reserves were $214,712 and $120,652 at December 31, 2021 and 2020, respectively.

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

Management regularly evaluates the recoverability of its investment based on the investee company’s performance and financial position. For the year ended December 31, 2021 and 2020, the Company recognized an impairment loss of $0 and $840,000, respectively. Management regularly assesses the classification of its investments.

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

Computer equipment	3-5 years
Furniture and office equipment	5-7 years
Leased STEP equipment	5 years
Leasehold improvements	7 years
Building	39.5 years
Building Improvements	7 years

Intangible Assets

Intangible assets at December 31, 2021 are comprised of various patents. We compute amortization expense on the patents using the straight-line method over the estimated remaining useful lives of 16 years. We compute amortization expense on media content using the straight-line method over the weighted average remaining period which is 15 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense was $422,831 and $512,655 for the years ended December 31, 2021 and 2020, respectively. These costs include domestic and international tradeshows, website, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development expense was $1,865,880 and $1,603,379 for the years ended December 31, 2021 and 2020, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 11. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $19,207,786 and $6,338,896 at December 31, 2021 and 2020, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Management performs ongoing evaluations of the collectability of its notes receivable and maintains an allowance for estimated losses. As of December 31, 2021, the Company did not hold any notes receivables. (See Note 2. Notes Receivable and Note 9 Co-Venture Agreement with Modern Round)

Historically, the Company primarily sells its products to U.S. federal and state agencies. For the year ended December 31, 2021, one commercial customer comprised 13.6% of total sales. By comparison, for the year ended December 31, 2020, one agency comprised 16% of total net sales.

As of December 31, 2021, the Company did not have any customer that accounted for more than 10% of total accounts receivable. By comparison, as of December 31, 2020, one state agency comprised 31% of total accounts receivables.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was recorded at December 31, 2021 and 2020.

The Company did not recognize any assets or liabilities relative to uncertain tax positions at December 31, 2021 and 2020. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at December 31, 2021 or 2020.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2015 and 2021; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. At December 31, 2021 and 2020, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. See Note 11. Commitments and Contingencies and Note 13. Stockholders’ Equity regarding stock-based awards made during the year ended December 31, 2021. There were no grants of stock-based awards during the year ended December 31, 2020.

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

Net Income (Loss)per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Year Ended December 31,
	2021	2020
Net income/(loss)	$2,540,089	$1,478,403

Weighted average common stock outstanding	10,007,386	7,757,037
Incremental shares from stock options	53,362	78,793
Weighted average common stock outstanding diluted	10,060,748	7,835,830
Net income per common share and common equivalent shares
Basic	$0.25	$.19
Diluted	$0.25	$.19

The Company has potentially dilutive securities outstanding that are not included in the diluted earnings per share calculation for the years ended December 31, 2021 and 2020 because their effect would be anti-dilutive. These potentially dilutive securities, comprised entirely of the Company’s stock options, totaled 0 and 98,750 for the years ended December 31, 2021 and 2020, respectively.

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company has implemented ASU 2019-12 for the 2021 fiscal year.

Note 2. Notes Receivable

The Company accepted an unsecured convertible promissory note (the “Convertible Note”) from TEC, a former related party (see Note 9. Co-Venture Agreement with Modern Round), in the amount of $292,138 for a portion of their minimum royalty payment due as of May 31, 2018. The Convertible Note bears interest at the rate of five percent (5%) per annum and contains a provision requiring remittance of not less than 20% of the net proceeds of any private or public offering of its securities in reduction of the Convertible Note. The Convertible Note has a conversion right, at the sole discretion of the Company, to convert the outstanding balance of principal and accrued interest at any time for shares of common stock of TEC. Prior to the due date, the Company may elect to convert the Convertible Note for shares of common stock in TEC at a twenty-five percent (25%) discount to the price of shares sold to the public in a public offering in connection with a go-public transaction. The issuance of common stock upon conversion shall be made without charge to the Company. No fractional shares shall be issued upon conversion and in lieu of fractional shares, TEC will pay the Company the amount of any obligation that is not converted. Any unpaid balance of principal and accrued interest becomes due and collectible on the earlier of (i) August 1, 2019 (maturity date), or (ii) if declared due and payable in the event of Default. In July 2019, the Convertible Note’s maturity date was extended to August 2020, with all other terms remaining unchanged. Under the terms of the Convertible Note, TEC remitted a payment of $16,000 of which $14,972 was applied to accrued interest and $1,028 to principal. In July 2020, the Convertible Note’s maturity date was extended to August 2023, and all other promissory note terms remain unchanged. The Convertible Note’s principal and accrued interest due as of December 31, 2020 was $311,367. Due to the ongoing effects of COVID-19 and the inability of TEC to meet its payment obligations under the terms of the Convertible Note, the Company recorded a reserve in the full amount of the note and accrued interest as of December 31, 2020. The reserve for collectability as of December 31, 2021, and 2020 was $311,367. See Note 9-Co-Venture Agreement with Modern Round.

Note 3. Inventory

Inventory consisted of the following as of:

	December 31, 2021	December 31, 2020

Raw materials and work in process	$5,229,636	$3,636,649
Reserve	(214,712)	(120,652)

Total inventory	$5,014,924	$3,515,997

During 2021 and 2020, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $136,241 and $500,114 of spare replacement parts as Other Assets, long-term on the Balance Sheet at December 31, 2021 and 2020, respectively. In addition, during 2021 and 2020, the Company transferred $334,637 and $724,811, respectively, from inventory to property and equipment.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2021	December 31, 2020

Land	$1,778,987	$-
Building & Building Improvements	9,005,205	-
Computer equipment	1,171,319	1,115,326
Furniture and office equipment	262,814	223,925
Machinery and equipment	1,970,007	1,096,898
STEP equipment	1,496,252	1,206,757
Leasehold improvements	334,934	334,934
Construction in Progress	7,000	-

Total property and equipment	16,026,518	3,977,840
Less: Accumulated depreciation and amortization	(3,161,752)	(2,596,096)

Property and equipment, net	$12,864,766	$1,381,744

Depreciation expense, including STEP depreciation, was $585,279 and $371,265 for the years ended December 31, 2021 and 2020, respectively.

On August 25, 2021, the Company completed the purchase of real property located in Chandler, Arizona (the “Property”) for $10,800,000, paid with cash and proceeds from a mortgage loan from Arizona Bank & Trust in the amount of $8,600,000 (Note 8). The Property consists of approximately 4.3 acres and an industrial building of approximately 76,650 square feet. The Company intends to move all of its operations and headquarters to the Property during 2022. Approximately 15,000 square feet of the building is dedicated to two pre-existing tenants with multi-year rent agreements.

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

Upon closing, the Company assumed interest in two in-place leases. The first tenant took occupancy in November 2006 and is paying the annual Triple Net rate of $11.34 per square foot. The rate increased to $11.68 per square foot on November 1, 2021, increasing to $12.03 on November 1, 2022, and expiring on October 31, 2023. The second tenant took occupancy in November 2016 and is paying the annual rate of $9.00 per square foot. The lease expires October 31, 2024. This tenant has the option to extend the lease for 5 years thru October 31, 2029 with 5% increases to the rental rate for the first 3 years. The Company properly served notice to this tenant on December 31, 2021, that their lease would be terminated on September 30, 2022.

The following table presents purchase price allocation for the assets acquired:

December 31, 2021

Land	$1,778,987
Building and building improvements	$8,937,050
Acquired Lease Intangible Assets	$83,963

Total Purchase Price	$10,800,000

Note 5. Intangible Asset

Intangible asset consisted of the following as of:

	December 31, 2021	December 31, 2020
Patents	$160,000	$160,000
Capitalized media content	331,228	128,085
Acquired lease intangible assets	83,963	-

Total intangible assets	575,191	288,085
Less accumulated amortization	(40,112)	(17,037)

Intangible assets, net	$535,079	$271,048

Amortization expense was $23,075 and $8,889 for the years ended December 31, 2021 and 2020, respectively. The weighted average remaining period is 10.6 years.

Note 6. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our former corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the Fifth St. location to 7910 South Kyrene Road, located within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 2024. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

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

The balance sheet classification of lease assets and liabilities was as follows:

Balance Sheet Classification	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, beginning of period	$1,094,527	$1,390,873
Amortization for the year ended	(310,221)	(296,346)
Total operating lease right-of-use asset	$784,306	$1,094,527
Liabilities
Current
Operating lease liability, short-term	$347,772	$321,727
Non-current
Operating lease liability, long-term	505,383	853,155
Total lease liabilities	$853,155	$1,174,882

Future minimum lease payments as of December 31, 2021 under non-cancelable operating leases are as follows:

2022	$379,097
2023	390,562
2024	131,152

Total lease payments	900,811
Less: imputed interest	(47,656)
Operating lease liability	$853,155

The Company had a deferred rent liability of $0 at December 31, 2021 and 2020, relative to the increasing future minimum lease payments. Rent expense for the years ended December 31, 2021 and 2020 was $356,555 and $412,315, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2021	December 31, 2020

Salaries and wages payable	$422,562	$278,331
Employee benefits payable	16,523	634
Accrued paid time off (PTO)	483,311	366,827
Profit sharing payable	139,682	197,309

Total accrued compensation and related costs	$1,062,078	$843,101

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2021	December 31, 2020

Manufacturer’s warranties	$384,000	$352,000
Taxes payable	113,921	316,076
Miscellaneous payable	493,823	104,808

Total accrued expenses and other current liabilities	$991,744	$772,884

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

On August 25, 2021, the Company completed the purchase of real property located in Chandler, Arizona (the “Property”) for $10,800,000, paid with cash and proceeds from a mortgage loan from Arizona Bank & Trust in the amount of $8,600,000. The loan terms include interest to be accrued at a fixed rate of 3% per year, 119 regular monthly payments of $40,978, and one irregular payment of $5,956,538 due on the maturity date of August 23, 2031. The Company began making monthly payments on September 23, 2021. The payment and performance of the loan is secured by a security interest in the property acquired.

The note payable amounts consist of the following:

	December 31, 2021	December 31, 2020

Short-term liabilities:
Note payable, principal	$231,871	$257,471
Accrued interest on note	4,420	8,566

Note payable, short-term	$236,291	$266,037

Long-term liabilities:
Note payable, principal	$8,280,395	$1,063,243

Note payable, long term	$8,280,395	$1,063,243

Note 9. Co-Venture Agreement with Modern Round

On January 16, 2015, the Company entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with Modern Round, Inc. (“MR”), a wholly-owned subsidiary of TEC, a related party at that time. Mitchell Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. The Co-Venture Agreement granted TEC an exclusive non-transferrable license to use the Company’s technology and certain equipment solely for use at locations to operate the concept, as defined in the Co-Venture Agreement. Additionally, under the terms of the Co-Venture Agreement, equity representing five percent (5%) of Modern Round’s ownership interest, on a fully-diluted basis, was issued to the Company. TEC agreed to pay the Company, during the term of the Co-Venture Agreement, a royalty based on gross revenue, as defined and subject to certain minimum royalties commencing with the first twelve-month period subsequent to the respective milestone date of June 1, 2017. Under the terms of the original agreement, if the total royalty payments for locations in the United States and Canada together did not total at least the minimum royalty amount specified in the agreement, TEC may pay to VirTra the difference between the amount of total royalty payments and the minimum specified in the agreement to maintain exclusivity.

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

In April 2018, MR effected a 1-for-12,000 reverse stock split, followed by a 2,000-for-1 forward stock split completed in November 2018. As a result, the Company holds at December 31, 2019, 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding common shares of TEC. During the year ended December 31, 2021, and 2020, the Company recognized an impairment loss of $0 and $840,000, respectively. The Company recorded its investment at cost minus impairment as of December 31, 2021 and 2020, at $0 and $0, respectively.

In addition, as of December 31, 2021, the Company held a warrant to purchase 25,577 shares of TEC common stock, at an exercise price of $2.4436 per share, as adjusted. This warrant became exercisable on the date of grant of April 14, 2015 and expires on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option. The warrants have $0 recorded value on the financial statements.

As of October 11, 2020, TEC ceased to be a related party.

Note 10. Related Party Transactions

During the years ended December 31, 2021 and 2020, the Company redeemed 35,000 and 40,000 previously awarded options reaching expiration from related parties, including the Company’s CEO, COO, an employee, a Board Director and other executive officers. These redemptions canceled the stock options and resulted in a total of $168,575 and $73,987 in additional compensation expense in 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, related parties exercised 7,500 and 30,000 previously awarded options for the exercise price of $11,320 and $30,163, respectively, resulting in issuance of common stock to the CEO and one member of the Board of Directors.

Mr. Saltz, who was a member of our Board of Directors until his passing in October 2020, was the former Chairman of the Board and majority stockholder of TEC. The Company has entered into a Co-venture Agreement with TEC (See Note 9 Co-Venture Agreement with Modern Round) The Company owns 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. The Company recognized $0 and $46,247 for license fees (royalties) for the years ended December 31, 2021 and 2020, pursuant to the terms of the Co-Venture Agreement. At December 31, 2021 and 2020, TEC had accounts receivable balances outstanding of $0. As of October 11, 2020, TEC ceased to be a related party.

Mr. Richardson, who is a member of our Board of Directors, was acting CEO of Natural Point, Inc. until May 14, 2021, a vendor of the Company. In 2021 and 2020, the Company purchased specialized equipment from Natural Point in the amounts of $33,840 and $232,218, respectively. At December 31, 2021 and 2020, the Company had an outstanding balance payable to Natural Point of $0

Mr. Givens was a member of our Board of Directors and is currently co-CEO of VirTra, Inc. He was President of Bohemia Interactive Simulations, Inc. until April 2022. In 2021, VirTra purchased gaming simulation software (VBS3) licenses from Bohemia in the amount of $11,950. At December 31, 2021, the Company had no outstanding balance payable to Bohemia.

Note 11. Commitments and Contingencies

General or Threatened Litigation

From time to time, the Company is notified of threatened litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated.

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that call for base annual salaries of $195,000 and $175,000, respectively, subject to cost of living adjustments, and containing automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments. As of December 31, 2021, the Chief Executive Officer’s base annual salary was $349,860 and the Chief Operating Officer’s base annual salary was $251,140.

On August 26, 2021, the Compensation Committee of the Board of Directors (the “Compensation Committee”), relying upon third-party studies and recommendations, took several actions to bring the compensation of the Company’s Chief Executive officer (CEO) and Chief Operating Officer (COO) up to industry standards and provide meaningful incentive for future performance. The Committee (1) approved grants of 224,133 and 168,090 performance-based restricted stock units pursuant to the Company’s 2017 Equity Incentive Plan (the “Plan”) to the Company’s CEO and COO, respectively, with fair value on the grant date of August 26, 2021, of $1,559,966 and $1,169,906, respectively; (2) approved grants of 14,057 and 10,543 restricted shares with a fair value of $97,837 and $73,379, respectively, to the CEO and COO, respectively, based on the Company’s performance for the twelve months ended June 30, 2021; and (3) increased the annual base salaries effective August 15, 2021 to $349,860 and $251,140 for the CEO and COO, respectively. While their salaries have been annually increased with Company-wide cost-of-living adjustments, this was the first comprehensive review and adjustment undertaken since 2012.

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

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, of $2,500,000 is probable, the expense for the period ending December 31, 2021, was $52,498.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year only to active employees. For the years ended December 31, 2021 and 2020, the amount expensed to operations was $139,682 and $206,869, respectively.

Note 12. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31 is as follows:

	Years ending December 31,
	2021	2020
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$84,303	$324,000
Tax Credits	1,050,595	907,000
Deferred Revenue	253,319	152,000
Stock Compensation	183,953	120,000
Investment in TEC	83,277	89,000
Reserves, Accruals, and Other	295,444	254,000
Fixed Assets	-	46,000
intangibles	252,716	-

Total Deferred Tax Assets	$2,203,607	$1,892,000

Deferred Tax Liabilities:
Fixed Assets	$(529,373)	$-

Total Deferred Tax Liabilities	$(529,373)	$-

Valuation Allowance	-	-

Net Deferred Taxes	$1,674,234	$1,892,000

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. The Company does not believe that such limitation of the net operating losses has occurred.

Significant components of the provision (benefit) for income tax for the years ended December 31 as follows:

	2021	2020
Current	$28,283	$(118,800)
Deferred	217,767	(100,000)
Change in valuation allowance	-	-

Provision (benefit) for income taxes	$246,050	$(218,800)

The Company is subject to federal and state taxes. Reconciliations of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31 are as follows:

	2021	2020
Federal income tax expense at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.1%	5.5%
Research credits	-5.5%	0.0%
Permanent differences	0.2%	14.8%
True ups to tax return and other	0.0%	-58.7%
PPP Loan Forgiveness	-9.9%	0.0%
Change in valuation allowance	0.0%	0.0%

Provision (benefit) for income taxes	8.9%	-17.4%

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

Stock Repurchase

On October 25, 2016 the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The Company’s stock repurchase program was suspended as a results of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension remained in effect until the PPP loan was forgiven on July 20, 2021, and has continued to remain in effect.

Treasury Stock

During the years ended December 31, 2021 and 2020, the Company purchased no treasury shares.

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

	December 31, 2021		December 31, 2020
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	164,167	$3.13	234,167	$2.47
Granted	-	-	-	-
Redeemed	(35,000)	1.85	(40,000)	0.88
Exercised	(7,500)	1.51	(30,000)	1.01
Expired / terminated	(9,167)	4.59	-	-
Options outstanding, end of year	112,500	$3.51	164,167	$3.13
Options exercisable, end of year	112,500	$3.51	164,167	$3.13

The Company did not have any non-vested stock options outstanding as of December 31, 2021. The weighted average contractual term for options outstanding and exercisable at December 31, 2021 and 2020 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2021 and 2020 was $392,065 and $138,487, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $252,635 and $63,437, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. For the years ended December 31, 2021 and 2020, the Company received payments related to the exercise of options in the amount of $11,320 and $30,166, respectively. The total fair value of shares vested during the years ended December 31, 2021 and 2020 is $0.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2021:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $1.99	22,500	$1.80	22,500	$1.80
$2.00 - $2.99	22,500	$2.51	22.500	$2.51
$3.00 - $3.99	22,500	$3.47	22,500	$3.47
$4.00 - $4.99	22,500	$4.24	22,500	$4.24
$5.00 - $5.99	22,500	$5.54	22,500	$5.54
	112,500	$3.51	112.500	$3.51

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2020:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.80 - $.99	11,250	$0.98	11,250	$0.98
$1.00 - $1.99	33,750	$1.68	33,750	$1.68
$2.00 - $2.99	42,500	$2.48	42,500	$2.48
$3.00 - $3.99	25,000	$3.50	25,000	$3.50
$4.00 - $4.99	25,000	$4.25	25,000	$4.25
$5.00 - $5.99	26,667	$5.50	26,667	$5.50
	164,167	$3.13	164,167	$3.13

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

Through December 31, 2021, 224,133 and 168,090 restricted stock awards and 14,057 and 10,543 restricted shares have been granted under the Equity Plan to the Company’s CEO and COO, respectively (see Note 11). For the years ended December 31, 2021 and 2020, there were no options issued under the Equity Plan.

Common stock activity

On August 26, 2021, the Compensation Committee of the Board of Directors approved grants of 14,057 and 10,543 restricted shares to the CEO and COO, respectively, based on the Company’s performance for the twelve months ended June 30, 2021 (see Note 11).

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

Note 14. Subsequent Events

On May 2, 2022, VirTra, Inc. announced the appointment of John F. Givens II as its co-Chief Executive Officer, effective April 11, 2022. Mr. Givens has been serving as a director of VirTra since November 2020.

VirTra has agreed to pay Mr. Givens an initial annual base salary of $298,990, subject to annual review. VirTra issued Mr. Givens a signing bonus of 64,815 shares of common stock which are restricted from transfer until the earlier of: i) 12 months of employment having lapsed or ii) the Company terminating employment with Mr. Givens without cause.

Mr. Givens was also granted 288,889 performance-based restricted stock units pursuant to VirTra’s 2017 Equity Incentive Plan. Beginning on the last business day of August 2022, a tranche of restricted stock units, having an approximate value of $40,000, based on current grant day prices, may vest if the Company has achieved net profit for the twelve months ending June 30, 2022 of at least $2,500,000. For every $500,000 earned in excess of $2,500,000 another tranche will vest. If the maximum net profit of $7,000,000 is achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units may vest if the Company has achieved a net profit of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit. This vesting arrangement continues with the last business day of August 2024, with the minimum net profit threshold being $3,500,000 and the maximum net profit being $11,000,000.

The vesting schedule notwithstanding, the Compensation Committee shall have the discretion to declare the vesting of any number of restricted stock units should the Company experience unusual results of operations, such as falling below the net profit threshold one year and exceeding the maximum net profit the following year, so long as the total number of restricted stock units declared to be vested does not exceed the amount awarded. Additionally, while a maximum net profit per year has been set for allocation of the available shares at this time, it is very possible that the Company will exceed these levels during the next 3 years and if such performance occurs, the Compensation Committee will meet to determine if additional compensation is in the best interests of the Company at that time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 22, 2021, the Audit Committee of our Board of Directors terminated the engagement of MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm, effective immediately.

Malone Bailey’s reports on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during our two most recent fiscal years and through November 22, 2021, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such periods.

During MaloneBailey’s engagement, we disclosed the ineffectiveness of its internal control over financial reporting due to the following material weaknesses which we identified in our internal control over financial reporting: (i) the lack of multiple levels of management review on complex business, accounting and financial reporting issues, and (ii) the failure to implement adequate system and manual controls.

On November 22, 2021, the Audit Committee of our Board of Directors appointed Eide Bailly LLP (“Eide Bailly”) as our new independent registered accounting firm. During our two most recent fiscal years and through November 22, 2021, neither we nor anyone acting on our behalf consulted Eide Bailly with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

On May 2, 2022, the Audit Committee of our Board of Directors terminated the engagement of Eide Bailly as the Company’s independent registered public accounting firm, effective immediately.

Eide Bailly had been engaged as of November 22, 2021 and did not render any reports on the Company’s financial statements. From Eide Bailly’s engagement date through May 2, 2022, there were no disagreements with Eide Bailly with respect to any accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On May 3, 2022, the Audit Committee of our Board of Directors appointed Haynie & Company (“Haynie”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through May 3, 2022, neither the Company nor anyone acting on the Company’s behalf consulted Haynie with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (i) the lack of multiple levels of management review on complex business, accounting and financial reporting issues, and (ii) we had not implemented adequate system and manual controls. Until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely we will continue to report material weaknesses in our internal control over financial reporting. Our growth over the past two years necessitated implementing a new ERP system, which, along with COVID-related personnel limitations, delayed the completion of our 2021 audit.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2021, we implemented more formal review and documentation of workflow processes, and increased ERP training.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

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

Name	Age	Position/Title
Robert D. Ferris	50	Chief Executive Officer, President and Chairman of the Board
John F. Givens II	58	Co-Chief Executive Officer and Director
Matthew D. Burlend	48	Chief Operating Officer, Vice President and Director
Marsha J. Foxx	60	Chief Accounting Officer, Vice President
Jeffrey D. Brown	58	Director
James Richardson	45	Director

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

John F. Givens II. Mr. Givens was appointed as Co-Chief Executive Officer as of April 11, 2022, and has served as a director of our company since November 2, 2020. Mr. Givens has over 20 years’ experience as a board member, entrepreneur, and corporate executive. He currently serves as a military board advisor to Bohemia Interactive Simulations (BISim), a global developer of advanced military simulation and training software. In 2010, Mr. Givens established the US company of BISim, and as president, took military simulations products from inception to production. Mr. Givens has achieved numerous awards and honors, including appointment to the board of directors of the National Center for Simulation (NCS), an association of defense companies, and the “Pioneer Awards” for outstanding contributions and innovations to the training and effectiveness of US and overseas soldiers, sailors, and airmen. Mr. Givens graduated with a Bachelor of Science degree in Computer Science from the Florida Institute of Technology and proudly served in the United States Army. We believe Mr. Givens history as founder and president of BISim, and his business development expertise, technology background and extensive management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Marsha J. Foxx. Ms. Foxx joined the Company in December, 2020 as our Vice President Chief Accounting Officer. She brings to the Company over 20 years of experience in financial operations, business transformation strategies, and all phases of the accounting processes and controls. Throughout her career, she has held numerous leadership positions in a variety of industries including technology and healthcare. Prior to joining the Company, she served as vice president of finance for a cyber security startup, as global executive vice president finance for an advanced Enterprise Performance Management (EPM) consultancy, vice president of finance for various healthcare entities, and chief financial officer for a civilian based military aggressor flight training company. In addition, she started her own management consulting firm. Ms. Foxx holds a Bachelor of Science degree in Business Administration, majoring in Accounting, from Central Michigan University, and has been a Certified Public Accountant (CPA) for over 25 years.

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

James Richardson. Mr. Richardson has served as a director of our company since October 9, 2017. Mr. Richardson is the co-founder and was the chief executive officer of NaturalPoint Inc. from 1996 until May 14, 2021 NaturalPoint is a world leader in simulation/VR/AR tracking and sells optical motion capture hardware and software, head tracking for PC’s and hands-free ergonomic mouse alternative for assistive technology. Mr. Richardson has had an integral role at NaturalPoint since its formation and is responsible for devising its high-level strategy and the engineering, marketing and sales efforts. Through Mr. Richardson’s efforts, he led to profitable revenue growth, enabling it to gain significant market share culminating in its sale to Planar Systems, Inc., a developer, manufacturer and marketer of electronic display products and systems for $125 million in cash. Mr. Richardson studied Mechanical Engineering at the University of California at Berkeley. We believe Mr. Richardson’s history as a founder of NaturalPoint, and his technology background and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that prior to Mr. Givens’ appointment as Co-Chief Executive Officer in April 2022: (i) Messrs. Brown, Richardson, and Givens did not have a material relationship with us that could compromise their ability to exercise independent judgment in carrying out their responsibilities and that each of these directors was “independent” as that term is defined under the listing standards of NASDAQ and (ii) Messrs. Ferris and Burlend were non-independent directors. Therefore, as of the date of this report, a majority of our Board of Directors do not consist of “independent directors” as defined under the listing standards of NASDAQ. We plan to rectify this situation at our next annual shareholders’ meeting.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Ferris. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. Because a majority of our Board of Directors will be independent, we believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors will hold executive sessions in which only independent directors are present.

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

Audit Committee

We have appointed three members of our Board of Directors to the audit committee, Messrs. Givens, Brown, and Richardson. Mr. Brown serves as the chairman of the audit committee and satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience. Mr. Givens will be replaced by an independent director after our next annual shareholders meeting.

Our audit committee is responsible for, among other things:

●	To oversee our accounting and financial reporting and disclosure processes and the audit of our financial statements.
●	To select and retain an independent registered public accounting firm to act as our independent auditors.
●	To review with management, the internal audit department and our independent auditors the adequacy and effectiveness of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures, including any significant deficiencies or material weaknesses.
●	To review and discuss with our independent auditors and management our annual audited financial statements (including the related notes), the form of audit opinion to be issued by the auditors on the financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to be included in our annual report on Form 10-K.
●	To review and approve the functions of our accounting department and approve the hiring or dismissal of the Chief Accounting Officer, or such person as may, from time to time, be delegated such internal audit function by the Board.

●	To review and discuss with management policies and guidelines to govern the process by which management assesses and manages our risks.
●	To establish and oversee procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.
●	To review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations.
●	To meet at least four times a year to fulfill its responsibilities.
●	To review the audit committee charter at least annually and recommend any proposed changes to the Board for approval.

Compensation Committee

We have appointed two members of our Board of Directors, Messrs. Brown and Richardson, to the compensation committee. Our compensation committee will assist our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

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

Nominating and Corporate Governance Committee

We have appointed two members of our Board of Directors, Messrs. Brown and Richardson, to the nominating and corporate governance committee. Mr. Richardson serves as the chairman of the nominating and corporate governance committee.

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

Director Compensation

2021 Director Compensation Table

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total

Jeffrey D. Brown	$24,000	$-	$-	$-	$-	$-	$24,000
John F. Givens II	$24,000	$-	$-	$-	$-	$-	$24,000
James Richardson	$24,000	$-	$-	$-	$-	$-	$24,000

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2021,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2021, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2021 Summary Compensation Table

	Fiscal			Stock	Option	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Ended	($)	($)	($)	($)	($)	($)
Robert D. Ferris,	12/31/2021	$298,226	$8,194	$160,000		-	$466,420
Chief Executive Officer	12/31/2020	$239,222	$8,910	-		-	$248,132

Matthew D. Burlend,	12/31/2021	$237,299	$7,354	$120,000	$-	-	$364,653
Chief Operating Officer	12/31/2020	$223,274	$34,615	-	$-	-	$257,889

Marsha J. Foxx ,	12/31/2021	$140,000	$266	-	$-	-	$140,266
Chief Accounting Officer (1)	12/31/2020	$8,077	$	-	$-	-	$8,077

(1)	Ms. Foxx joined the Company on December 11, 2020.

Executive Employment Agreements

On April 2, 2012, we entered into three-year Employment Agreements with each of Messrs. Ferris and Burlend that call for base annual salaries of $195,000 and $175,000, respectively, subject to increases based on the cost of living at a minimum. The agreements automatically extend for additional periods of one year. These contracts have been renewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. On January 1, 2021, Messrs. Ferris’ and Burlend’s annual base salaries were $248,791 and $223,274, respectively. The employment agreements entitle these executives to an annual cash bonus determined by our Board of Directors based on our performance. In addition, the agreements entitle these executives to participate in any stock option or restricted stock plan adopted by our Board of Directors. The amount of an award under any such plan and the vesting terms shall be as determined by the Board. In addition, we provide the executives with family medical insurance, $15,000 in life insurance, and participation in a 401(k) retirement plan.

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

On August 26, 2021, the Compensation Committee of the Board of Directors, relying upon third-party studies and recommendations, took several actions to bring the compensation of the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) up to industry standards and provide meaningful incentive for future performance. The Committee (1) approved grants of 224,133 and 168,090 performance-based restricted stock units pursuant to the Company’s 2017 Equity Incentive Plan to the Company’s CEO and COO, respectively; (2) approved grants of 14,057 and 10,543 restricted shares to the CEO and COO, respectively, based on the Company’s performance for the twelve months ended June 30, 2021; and (3) increased the annual base salaries effective August 15, 2021 to $349,860 and $251,140 for the CEO and COO, respectively. While their salaries have been annually increased with Company-wide cost-of-living adjustments, this was the first comprehensive review and adjustment undertaken since 2012.

Beginning on the last business day of August 2022, a tranche of restricted stock units, having approximate values of $40,000 and $30,000 for the CEO and COO, respectively, based on current prices, may vest if the Company has achieved net profit for the twelve months ending June 30, 2022 of at least $2,500,000. For every $500,000 earned in excess of $2,500,000 another tranche will vest. If the maximum net profit of $7,000,000 is achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units may vest if the Company has achieved a net profit of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit. This vesting arrangement continues with the last business day of August 2024, with the minimum net profit threshold being $3,500,000 and the maximum net profit being $11,000,000.

The vesting schedule notwithstanding, the Compensation Committee shall have the discretion to declare the vesting of any number of restricted stock units should the Company experience unusual results of operations, such as falling below the net profit threshold one year and exceeding the maximum net profit the following year, so long as the total number of restricted stock units declared to be vested does not exceed the amount awarded. Additionally, while a maximum net profit per year has been set for allocation of the available shares at this time, it is very possible that the Company will exceed these levels during the next 3 years and if such performance occurs, the Compensation Committee will meet to determine if additional compensation is in the best interests of the Company at that time.

During the year ended December 31, 2021, the Company’s Chief Operating Officer redeemed 15,000 previously awarded options reaching expiration. The redemptions resulted in $27,780 of additional compensation expense.

During the year ended December 31, 2021, the Chief Executive Officer redeemed 20,000 previously awarded options reaching expiration. The redemptions resulted in $37,040 of additional compensation expense.

On April 11, 2022, John F. Givens II was appointed as the Co-Chief Executive Officer of the Company. VirTra has agreed to pay Mr. Givens an initial annual base salary of $298,990, subject to annual review. VirTra issued Mr. Givens a signing bonus of 64,815 shares of common stock which are restricted from transfer until the earlier of: i) 12 months of employment having lapsed or ii) the Company terminating employment with Mr. Givens without cause.

Mr. Givens was also granted 288,889 performance-based restricted stock units pursuant to the Company’s 2017 Equity Incentive Plan. Beginning on the last business day of August 2022, a tranche of restricted stock units, having an approximate value of $40,000, based on current prices, may vest if the Company has achieved net profit for the twelve months ending June 30, 2022 of at least $2,500,000. For every $500,000 earned in excess of $2,500,000 another tranche will vest. If the maximum net profit of $7,000,000 is achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units may vest if the Company has achieved a net profit of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit. This vesting arrangement continues with the last business day of August 2024, with the minimum net profit threshold being $3,500,000 and the maximum net profit being $11,000,000.

The vesting schedule notwithstanding, the Compensation Committee shall have the discretion to declare the vesting of any number of restricted stock units should the Company experience unusual results of operations, such as falling below the net profit threshold one year and exceeding the maximum net profit the following year, so long as the total number of restricted stock units declared to be vested does not exceed the amount awarded. Additionally, while a maximum net profit per year has been set for allocation of the available shares at this time, it is very possible that the Company will exceed these levels during the next 3 years and if such performance occurs, the Compensation Committee will meet to determine if additional compensation is in the best interests of the Company at that time.

Employee Benefit and Equity Incentive Plans

Stock Options

Prior to October 2017, we periodically issued non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. These awards were suspended as of October 1, 2017. As of December 31, 2021, there were 112,500 options outstanding and 112,500 options exercisable at a weighted exercise price of $3.51 and $3.51, respectively.

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

Profit Sharing

We have a discretionary profit-sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2021 and 2020, the amount expensed to operations for this program was $139,682 and $206,869, respectively.

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

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following:

●	Stock options. We may grant non-statutory stock options or incentive stock options (as described in Section 422 of the Internal Revenue Code of 1986, as amended), each of which gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to purchase a number of shares of our Common Stock at an exercise price per share determined by the administrator, which may not be less than the fair market value of a share of our Common Stock on the date of grant.
●	Stock appreciation rights. A stock appreciation right gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of our Common Stock between the date of grant of the award and the date of its exercise. We may pay the appreciation in shares of our Common Stock or in cash.
●	Restricted stock. The administrator may grant restricted stock awards either as a bonus or as a purchase right at such price as the administrator determines. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the administrator specifies. Holders of restricted stock will have the right to vote the shares and to receive any dividends paid, except that the dividends will be subject to the same vesting conditions as the related shares.
●	Restricted stock units. Restricted stock units represent rights to receive shares of our Common Stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the administrator. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant restricted stock units that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.
●	Performance shares and performance units. Performance shares and performance units are awards that will result in a payment to their holder only if specified performance goals are achieved during a specified performance period. Performance share awards are rights denominated in shares of our Common Stock, while performance unit awards are rights denominated in dollars. The administrator establishes the applicable performance goals based on one or more measures of business performance enumerated in the Equity Plan, such as revenue, gross margin, net income or total stockholder return. To the extent earned, performance share and unit awards may be settled in cash or in shares of our Common Stock. Holders of performance shares or performance units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant performance shares that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.
●	Cash-based awards and other stock-based awards. The administrator may grant cash-based awards that specify a monetary payment or range of payments or other stock-based awards that specify a number or range of shares or units that, in either case, are subject to vesting or other conditions specified by the administrator. Settlement of these awards may be in cash or shares of our Common Stock, as determined by the administrator. Their holder will have no voting rights or right to receive cash dividends unless and until shares of our Common Stock are issued pursuant to the award. The administrator may grant dividend equivalent rights with respect to other stock-based awards.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021:

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Ferris	4/1/2015	5,000	-	-	$3.19	4/1/2022
	7/1/2015	5,000	-	-	$1.90	7/1/2022
	10/1/2015	5,000	-	-	$1.70	10/1/2022
	1/4/2016	5,000	-	-	$2.80	1/2/2023
	4/1/2016	5,000	-	-	$2.23	4/1/2023
	7/1/2016	5,000	-	-	$4.19	7/1/2023
	10/1/2016	5,000	-	-	$5.88	10/1/2023
	1/1/2017	5,000	-	-	$5.20	1/1/2024
	4/1/2017	5,000	-	-	$4.30	4/1/2024
	7/1/2017	5,000	-	-	$3.76	7/1/2024
Total		50,000

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Matthew D. Burlend	4/1/2015	3,750	-	-	$3.19	4/1/2022
	7/1/2015	3,750	-	-	$1.90	7/1/2022
	10/1/2015	3,750	-	-	$1.70	10/1/2022
	1/4/2016	3,750	-	-	$2.80	1/2/2023
	4/1/2016	3,750	-	-	$2.23	4/1/2023
	7/1/2016	3,750	-	-	$4.19	7/1/2023
	10/1/2016	3,750	-	-	$5.88	10/1/2023
	1/1/2017	3,750	-	-	$5.20	1/1/2024
	4/1/2017	3,750	-	-	$4.30	4/1/2024
	7/1/2017	3,750	-	-	$3.76	7/1/2024
Total		37,500

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock at July 25, 2022 for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VirTra, Inc., 295 E. Corporate Place, Chandler AZ 85225. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 10,876,945 shares of our Common Stock outstanding as of July 25, 2022

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of July 25, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
Robert D. Ferris (1)	431,276	4.0%
Matthew D. Burlend (2)	40,543	*
Jeffrey D. Brown (3)	44,193	*
John F. Givens II	65,815	3.3%
Marsha J. Foxx	800	*
James Richardson	-	-
All named executive officers and directors as a group (six persons)	582,627	5.3%

* Represents less than 1%

(1)	The number of shares beneficially owned by Mr. Ferris includes: 391,276 shares of our Common Stock presently outstanding, and options to purchase 40,000 shares of our Common Stock at prices ranging from $1.70 to $5.88.
(2)	The number of shares beneficially owned by Mr. Burlend includes: 10,543 shares of our Common Stock presently outstanding and options to purchase30,000 shares of our Common Stock at prices ranging from $1.70 to $5.88.
(3)	The number of shares beneficially owned by Mr. Brown includes: 26,693 shares of our Common Stock presently outstanding and options to purchase 17,500 shares of our Common Stock at per share prices ranging from $1.70 to $5.88.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

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

Mr. Saltz was member of the Company’s Board of Directors until his passing in October 2020, as well as the former Chairman of the Board and a majority stockholder of TEC. Through the terms of the Co-Venture Agreement, the Company acquired 560,000 shares of TEC common stock representing approximately 4.8% of the issued and outstanding shares of TEC common stock. In addition, TEC paid the Company for license fees (royalties) pursuant to the terms of the Co-Venture Agreement $0 and $45,247 for the years ended December 31, 2021 and 2020, respectively. TEC ceased to be a related party on October 11, 2020.

During the years ended December 31, 2021 and 2020, respectively, the Company did not issue stock options to the Chief Executive Officer, Chief Operating Officer or the members of the Board of Directors. Restricted stock units were awarded to the Chief Executive Officer and Chief Operating Officer in 2021 as disclosed in Item 11 above.

During the year ended December 31, 2021 and 2020, the Company redeemed 35,000 and 15,000, respectively, previously awarded options reaching expiration from related parties, including the Company’s Chief Executive Officer, Chief Operating Officer and one employee. These redemptions eliminated the stock options and resulted in a total of $168,575 and $15,083 in additional compensation expense in 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, related parties exercised 7,500 and 30,000 previously awarded options for the exercise price of $11,320 and $30,162, respectively, resulting in purchase and issuance of Common Stock to the Chief Executive Officer and one member of the Board of Directors.

Mr. Richardson, who is a member of our Board of Directors, was CEO of Natural Point, Inc. (“Natural Point”) until May 14, 2021, a vendor of the Company. In 2021 and 2020, the Company purchased specialized equipment from Natural Point in the amount of $66,870 and $232,218, respectively. As of December 31, 2021 and 2020, the Company had outstanding balances due to Natural Point of $33,030 and $0, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, and MaloneBailey LLP (“MaloneBailey”), our independent registered public accounting firms, for the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$61,500	$74,305
Audit-Related Fees	-	-
Tax Fees	14,000	14,900
All Other Fees	20,500	-
Total (1)	$96,000	$89,205

(1)	This amount does not include $106,567 paid to Eide Bally for their work on the 2021 audit. To date, no fees have been billed or paid to Haynie & Company.

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

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2021 and 2020 were pre-approved by the audit committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2021, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2021 to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

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

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1	Lease Agreement dated July 8, 2010 between VirTra Systems, Inc. and DMC Portfolio, LLC, as amended (incorporated by reference to Exhibit 6.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Matt Burlend (incorporated by reference to Exhibit 6.3 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4	Co-Venture Agreement dated January 16, 2015, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.4 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A/A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.5	First Amendment to Co-Venture Agreement dated August 16, 2017, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (incorporated by reference to Exhibit 6.5 to the registrant’s Amendment No. 1 to Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on October 17, 2017).

10.6†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.7†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.8†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.8 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.9†	Restricted Stock Unit Agreement – Robert D. Ferris (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 27, 2021).

10.10†	Restricted Stock Unit Agreement – Matthew D. Burlend (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 27, 2021).

10.11	Promissory Note to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.12	Deed of Trust in favor of Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.13	Assignment of Rents granted to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.14†	Restricted Stock Unit Agreement – John F. Givens II

45

16.1

Letter from Eide Bailly LLP to the Securities and Exchange Commission dated May 2, 2022 (incorporated by reference to Exhibit 16.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed May 4, 2022

21.1	List of Subsidiaries.

24.1	Power of Attorney (set forth on signature page hereto).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Executive Officer.

31.3	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: August 2, 2022	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President

Date: August 2, 2022	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on August 2, 2022.

Name	Title

/s/ Robert D. Ferris	Co-Chief Executive Officer, President, and Chairman of the Board
Robert D. Ferris	(Principal Executive Officer)

/s/ John F. Givens II	Co-Chief Executive Officer and Director
John F. Givens II

/s/ Marsha J. Foxx	Chief Accounting Officer (Principal
Marsha J. Foxx	Financial Officer and Principal Accounting Officer)

/s/ Matthew D. Burlend	Director, Chief Operating Officer and Vice President
Matthew D. Burlend

/s/ Jeffrey D. Brown	Director
Jeffrey D. Brown

/s/ James Richardson	Director
James Richardson

