Form 10-Q
period 2022-03-31
VirTra, Inc
filed 2022-08-11
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 001-38420

VIRTRA, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-1207631
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

295 E. Corporate Place, Chandler, AZ	85225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 968-1488

7970 S. Kyrene Road, Tempe, AZ 85284

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value	VTSI	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2022, the registrant had 17,200,133 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$15,686,234	$19,708,565
Accounts receivable, net	5,139,012	3,896,739
Inventory, net	6,948,061	5,014,924
Unbilled revenue	5,834,406	3,946,446
Prepaid expenses and other current assets	961,278	940,887

Total current assets	34,568,991	33,507,561

Long-term assets:
Property and equipment, net	13,474,263	12,864,766
Operating lease right-of-use asset, net	704,453	784,306
Intangible assets, net	566,159	535,079
Security deposits, long-term	19,712	19,712
Other assets, long-term	376,461	189,734
Deferred tax asset, net	1,737,444	1,674,234

Total long-term assets	16,878,492	16,067,831

Total assets	$51,447,483	$49,575,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,342,578	$789,394
Accrued compensation and related costs	932,797	1,062,078
Accrued expenses and other current liabilities	1,172,589	991,744
Note payable, current	235,144	236,291
Operating lease liability, short-term	354,496	347,772
Deferred revenue, short-term	4,680,653	4,135,565

Total current liabilities	8,718,257	7,562,844

Long-term liabilities:
Deferred revenue, long-term	2,245,856	1,992,625
Note payable, long-term	8,222,666	8,280,395
Operating lease liability, long-term	415,260	505,383
Other long term liabilities	5,436	5,436

Total long-term liabilities	10,889,218	10,783,839

Total liabilities	19,607,475	18,346,683

Commitments and contingencies (See Note 9)

Stockholders’ equity:

Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,809,630 shares issued and outstanding as of March 31, 2022 and 10,807,130 shares issued and outstanding as of December 31, 2021	1,081	1,081
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	30,957,616	30,923,391
Retained earnings	881,311	304,237

Total stockholders’ equity	31,840,008	31,228,709

Total liabilities and stockholders’ equity	$51,447,483	$49,575,392

See accompanying notes to unaudited financial statements.

F- 1

VIRTRA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenues:
Net sales	$6,753,228	$4,441,909
Total revenue	6,753,228	4,441,909

Cost of sales	3,066,138	1,873,404

Gross profit	3,687,090	2,568,505

Operating expenses:
General and administrative	2,296,392	1,710,233
Research and development	679,395	294,217

Net operating expense	2,975,787	2,004,450

Income from operations	711,303	564,055

Other income (expense):
Other income	54,323	16,379
Other expense	(64,552)	(2,434)

Net other income (expense)	(10,229)	13,945

Income before provision for income taxes	701,074	578,000

Provision (Benefit) for income taxes	124,000	(77,163)

Net income	$577,074	$655,163

Net income (loss) per common share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted average shares outstanding:
Basic	10,807,269	7,775,212
Diluted	10,850,376	7,835,830

See accompanying notes to unaudited financial statements.

F- 2

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Earnings	Total

Balance at December 31, 2021	-	$-	10,807,130	$1,081	$30,923,391	$-	$304,237	$31,228,709
Stock options exercised	-	-	2,500	-	7,975	-	-	7,975
Stock reserved for future services	-	-	-	-	26,250	-	-	26,250
Net income	-	-	-	-	-	-	577,074	577,074
Balance at March 31, 2022	-	$-	10,809,630	$1,081	$30,957,616	$-	$881,311	$31,840,008

	For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2020	-	$-	7,745,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586
Stock options exercised	-	-	2,500	-	3,620	-	-	3,620
Net income	-	-	-	-	$-	$-	655,163	655,163
Balance at March 31, 2021	-	$-	7,747,530	$778	$13,897,280	$-	$(1,580,689)	$12,317,369

See accompanying notes to unaudited financial statements.

F- 3

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$577,074	$655,163
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	215,746	97,290
Right of use amortization	79,853	76,209
Employee stock compensation	26,250	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,242,273)	(1,271,775)
Inventory, net	(1,933,137)	(675,480)
Unbilled revenue	(1,887,960)	(850,422)
Deferred taxes	(63,210)	-
Prepaid expenses and other current assets	(20,391)	(321,781)
Other assets	(186,727)	-
Security deposits, long-term	-	66,788
Accounts payable and other accrued expenses	603,601	777,457
Operating lease liability	(83,399)	(77,077)
Deferred revenue	798,319	(224,800)

Net cash used in operating activities	(3,116,254)	(1,748,428)

Cash flows from investing activities:
Purchase of intangible assets	(51,644)	(48,205)
Purchase of property and equipment	(804,433)	-

Net cash used in investing activities	(856,077)	(48,205)

Cash flows from financing activities:
Principal payments of debt	(57,975)	-
Stock options exercised	7,975	3,620
Note payable-PPP Loan	-	(8,566)
Net cash used in financing activities	(50,000)	(4,946)

Net decrease in cash and restricted cash	(4,022,331)	(1,801,579)
Cash and restricted cash, beginning of period	19,708,565	6,841,984
Cash and restricted cash, end of period	$15,686,234	$5,040,405

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Income taxes paid (refunded)	$99,035	$(77,163)
Interest paid	63,776	2,434

Supplemental disclosure of non-cash investing and financing activities:
Conversion of inventory to property and equipment	$75,976	$-

See accompanying notes to unaudited financial statements.

F- 4

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

The Russian-Ukraine conflict is a global concern. The Company does not have any significant direct exposure to Russia or Ukraine through its operations, employee base, investments, or sanctions. We have no basis to evaluate the possible risks of this conflict.

Basis of Presentation

The unaudited financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on August 2, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2022 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2021 condensed balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

F- 5

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets and intangible assets, income tax valuation allowances, and the allocation of the transaction price to the performance obligations in our contracts with customers.

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

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software and the sale of extended service-type warranties. The Company’s policy is to typically invoice upon completion of installation and/or training, until such time the performance obligations that have been satisfied are included in unbilled. Sales discounts are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets (accounts receivable and unbilled revenue). Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current and long-term liabilities (deferred revenue) until earned. The following briefly summarizes the nature of our performance obligations and method of revenue recognition:

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

F- 6

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

Disaggregation of Revenue

	Three Months Ended March 31,
	2022				2021
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$1,580,192	$3,224,558	$906,636	$5,711,386	$273,796	$1,677,923	$1,077,185	$3,028,904
Extended service-type warranties	31,487	620,361	17,662	669,510	22,074	670,584	20,050	712,708
Customized software and content	-	51,714	83,000	134,714	-	467,413	52,273	519,686
Installation and training	11,865	157,553	68,200	237,618	32,663	119,798	26,350	178,811
Licensing and royalities	-	-	-	-	1,800	-	-	1,800
Total Revenue	$1,623,544	$4,054,186	$1,075,498	$6,753,228	$330,333	$2,935,718	$1,175,858	$4,441,909

For the three months ended March 31, 2022, governmental customers comprised $4,054,186, or 60% of total net sales, commercial customers comprised $1,623,544, or 24% of total net sales, and international customers comprised $1,075,498, or 16% of total net sales. By comparison, for the three months ended March 31, 2021, governmental customers comprised $2,935,718, or 66% of total net sales, commercial customers comprised $330,333, or 7% of total net sales, and international customers comprised $1,175,858, or 27% of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $3,289,067 and $2,371,531 at March 31, 2022 and December 31, 2021, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,391,586 and $1,764,034 as of March 31, 2022 and December 31, 2021, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,089,195 and $1,815,871 as of March 31, 2022 and December 31, 2021, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $385,000 and $384,000 as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $669,510 and $712,708, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

F- 7

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $15,184,899 and $19,207,786 as of March 31, 2022 and December 31, 2021, respectively.

Most sales are to governments that are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Historically, the Company primarily sells its products to United States federal and state agencies. For the three months ended March 31, 2022, one foreign agency comprised 16% of total net sales. By comparison, for the three months ended March 31, 2021, one federal agency comprised 10% and one foreign agency comprised 22% of total net sales.

As of March 31, 2022, one federal agency comprised 14% of total accounts receivable. By comparison, as of December 31, 2021, the Company did not have any customer that accounted for more than 10% of total accounts receivable.

Net Income (Loss)per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

Schedule of Earnings Per Share

	Three Months Ended March 31,
	2022	2021
Net income	$577,074	$655,163

Weighted average common stock outstanding	10,807,269	7,775,212
Incremental shares from stock options	43,107	60,618
Weighted average common stock outstanding diluted	10,850,376	7,835,830
Net income per common share and common equivalent shares
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

The Company has potentially dilutive securities outstanding that are not included in the diluted earnings per share calculation for the three months ended March 31, 2022 and 2021 because their effect would be anti-dilutive. These potentially dilutive securities, comprised entirely of the Company’s stock options, totaled 0 for the three months ended March 31, 2022 and 2021, respectively.

Note 2. Inventory

Inventory consisted of the following as of:

	March 31, 2022	December 31, 2021

Raw materials and work in process	$7,250,492	$5,229,636
Reserve	(302,431)	(214,712)

Total inventory	$6,948,061	$5,014,924

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $322,968 and $136,241 of spare parts as Other Assets, long-term on the Balance Sheet at March 31, 2022 and December 31, 2021, respectively.

F- 8

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2022	December 31, 2021

Land	$1,778,987	$1,778,987
Building & Building Improvements	9,038,279	9,005,205
Computer equipment	1,176,400	1,171,319
Furniture and office equipment	262,814	262,814
Machinery and equipment	2,447,373	1,970,007
STEP equipment	1,572,228	1,496,252
Leasehold improvements	334,934	334,934
Construction in Progress	219,936	7,000

Total property and equipment	16,830,951	16,026,518
Less: Accumulated depreciation and amortization	(3,356,688)	(3,161,752)

Property and equipment, net	$13,474,263	$12,864,766

Depreciation expense, including STEP depreciation, was $195,031 and $95,068 for the three months ended March 31, 2022 and 2021, respectively.

Note 4. Intangible Asset

Intangible asset consisted of the following as of:

	March 31, 2022	December 31, 2021
Patents	$160,000	$160,000
Capitalized media content	382,872	331,228
Acquired lease intangible assets	83,963	83,963

Total intangible assets	626,835	575,191
Less accumulated amortization	(60,676)	(40,112)

Intangible assets, net	$566,159	$535,079

Amortization expense was $20,564 and $2,222 for the three months ended March 31, 2022 and 2021, respectively.

Note 5. Leases

The balance sheet classification of lease assets and liabilities as of March 31, 2022 was as follows:

Balance Sheet Classification	March 31, 2022
Assets
Operating lease right-of-use assets, December 31, 2021	$784,306
Amortization for the three months ended March 31, 2022	(79,853)
Total operating lease right-of-use asset, March 31, 2022	$704,453
Liabilities
Current
Operating lease liability, short-term	$354,496
Non-current
Operating lease liability, long-term	415,260
Total lease liabilities	$769,756

F- 9

Future minimum lease payments as of March 31, 2022 under non-cancelable operating leases are as follows:

2022	$286,412
2023	390,562
2024	131,152

Total lease payments	808,126
Less: imputed interest	(38,370)
Operating lease liability	$769,756

The balance sheet classification of lease assets and liabilities as of December 31, 2021 was as follows:

Balance Sheet Classification	December 31, 2021
Assets
Operating lease right-of-use assets, December 31, 2020	$1,094,527
Amortization for the year ended December 31, 2021	(310,221)
Total operating lease right-of-use asset, December 31, 2021	$784,306
Liabilities
Current
Operating lease liability, short-term	$347,772
Non-current
Operating lease liability, long-term	505,383
Total lease liabilities	$853,155

Future minimum lease payments as of December 31, 2021 under non-cancelable operating leases are as follows:

2022	$379,097
2023	390,562
2024	131,152

Total lease payments	900,811
Less: imputed interest	(47,656)
Operating lease liability	$853,155

Rent expense for the three months ended March 31, 2022 and 2021 was $209,252 and $143,757, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	March 31, 2022	December 31, 2021

Salaries and wages payable	$161,972	$422,562
Employee benefits payable	27,991	16,523
Accrued paid time off (PTO)	528,152	483,311
Profit sharing payable	214,682	139,682

Total accrued compensation and related costs	$932,797	$1,062,078

F- 10

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2022	December 31, 2021

Manufacturer’s warranties	$385,000	$384,000
Taxes payable	276,754	113,921
Miscellaneous payable	510,835	493,823

Total accrued expenses and other current liabilities	$1,172,589	$991,744

Note 7. Note Payable

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

The note payable amounts consist of the following:

	March 31, 2022	December 31, 2021

Short-term liabilities:
Note payable, principal	$230,689	$231,871
Accrued interest on note	4,455	4,420

Note payable, short-term	$235,144	$236,291

Long-term liabilities:
Note payable, principal	$8,222,666	$8,280,395

Note payable, long term	$8,222,666	$8,280,395

Note 8. Related Party Transactions

During the three months ended March 31, 2022 and 2021, the Company redeemed 8,750 and 8,750 previously awarded stock options nearing expiration from the Company’s CEO and COO. The redemption eliminated the stock options and resulted in a total of $24,150 and $57,067 in additional compensation expense in 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Company issued 2,500 and 2,500 shares of common stock, $0.0001 par value per share (the “Common Stock”), to one member of the Board of Directors for previously awarded stock options at an exercise price of $7,975 and $3,620, respectively.

F- 11

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

Restricted Stock Unit Grants

The Company granted 224,133 and 168,090 performance-based restricted stock units (“RSUs”) in August 2021 to its Chief Executive Officer and Chief Operating Officer, respectively. It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, of $2,500,000 is probable, the expense for the three months ending March 31, 2022, was $26,250.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three months ended March 31, 2022, the amount expensed to operations was $75,000. For the three months ended March 31, 2021, no amount was credited to operations due to uncertainty related to on-going COVID restrictions.

Note 10. Stockholders’ Equity

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

Treasury Stock

During the three months ended March 31, 2022, the Company purchased no additional treasury shares.

F- 12

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

	March 31, 2022		March 31, 2021
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	112,500	$3.51	164,167	$3.13
Granted	-	-	-	-
Redeemed	(8,750)	3.19	(8,750)	1.45
Exercised	(2,500)	3.19	(2,500)	1.45
Expired / terminated	-	-	-	-
Options outstanding, end of period	101,250	$3.55	152,917	$3.25
Options exercisable, end of period	101,250	$3.55	152,917	$3.25

The Company did not have any non-vested stock options outstanding as of March 31, 2022 and December 31, 2021. The weighted average contractual term for options outstanding and exercisable at March 31, 2022 and 2021 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2022 and 2021 was $258,077 and $443,036, respectively. The total intrinsic value of options exercised and redeemed during the three months ended March 31, 2022 and 2021 was $30,675 and $52,898, respectively. For the three months ended March 31, 2022 and 2021, the Company received payments related to the exercise of options in the amount of $7,975 and $3,620, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

2017 Equity Incentive Plan

Through March 31, 2022, 224,133 and 168,090 restricted stock awards and 14,057 and 10,543 restricted shares have been granted under the Equity Plan to the Company’s CEO and COO, respectively.

Note 11. Subsequent Events

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

F- 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2022.

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

Business Strategy

We have two main customer groups, namely, law enforcement, and military. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300® Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300® is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300®shows how quickly judgment decisions have to be made, and if they are not made immediately and quickly, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers that you cannot put a dollar value on being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180®Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180®is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

●	V-100®Simulator & V-100® MIL – a single-screen based simulator systems

○	The V-100® is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to four (4) individual firing lanes at one time. The optional Threat-Fire® device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100® firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100® MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or squeeze into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100® MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO® a highly-realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO® is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA™ interactive coursework on a subscription basis.

●	V-Author® Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author® is an easy to use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms course-ware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons. These drop-in conversion kits fit into real weapons but safely simulate the most powerful recoil on the market and even lock-back when out-of-ammunition or simulating a dud.

●	Return Fire Device – the patented Threat-Fire® device which applies real-world stress on the trainees during simulation training.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

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

Results of operations for the three months ended March 31, 2022 and March 31, 2021

Revenues. Revenues were $6,753,228 for the three months ended March 31, 2022 compared to $4,441,909 for the same period in 2021, an increase of $2,311,319, or 52%. The increase in revenues for the three months ended March 31, 2022 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same period in 2021.

Cost of Sales. Cost of sales were $3,066,138 for the three months ended March 31, 2022 compared to $1,873,404 for the same period in 2021, an increase of $1,192,734, or 64%. The increase was due to additional material costs due to higher quantities of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $3,687,090 for the three months ended March 31,2022 compared to $2,568,505 for the same period in 2021, an increase of $1,118,585, or 44%. The gross profit margin was 55% for the three months ended March 31, 2022 and 58% for the same period in 2021. The increase in gross profit in terms of dollars was due to the increase in revenues, while the decrease in gross profit margin as a percentage of revenues can be attributed to increased costs, and the product mix of systems, accessories and services sold.

Operating Expenses. Net operating expense was $2,975,787 for the three months ended March 31, 2022 compared to $2,004,450 for the same period in 2021, an increase of $971,337, or 48%. The increase was mainly due to increases in marketing, research and development, and professional services expenses.

Operating Income (Loss). Operating income was $711,303 for the three months ended March 31, 2022 compared to an operating income of $564,055 for the same period in 2021, an increase of $147,248, or 26%.

Other Income. Other expense net of other income was $10,229 for the three months ended March 31, 2022 compared to other income net of other expense of $13,945 for the same period in 2021, a decrease of $24,174, or 173%, primarily from an increase in interest expense related to the note payable.

Provision for Income Tax Benefit. Provision for income tax was $124,000 for the three months ended March 31, 2022 compared to a provision for income tax benefit of $77,163 for the same period in 2021, an increase of $201,163, or 261%. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net income was $577,074 for the three months ended March 31, 2022 compared to a net income of $655,163 for the same period in 2021, a decrease of $78,089, or 12%. The fluctuations in net income (loss) relates to each respective section discussed above.

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

	For the Three Months Ended
	March 31,	March 31,	Increase	%
	2022	2021	(Decrease)	Change

Net Income (Loss)	$577,074	$655,163	$(78,089)	-12%
Adjustments:
Provision (Benefit) for income taxes	124,000	(77,163)	201,163	-261%
Depreciation and amortization	215,746	97,290	118,456	122%
EBITDA	$916,820	$675,290	$241,530	36%

Right of use amortization	79,853	76,209	3,644	5%

Adjusted EBITDA	$996,673	$751,499	$245,174	33%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $15,686,234 and $19,708,565 of cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively. Working capital was $25,850,734 and $25,944,717 as of March 31, 2022 and December 31, 2021, respectively.

Net cash used in operating activities was $3,116,254 and $1,748,428 for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities resulted primarily from increases in accounts receivable, inventory, and unbilled revenues, offset by increases in trade accounts payable, accrued compensation, and deferred revenues, as well as other changes in operating assets and liabilities.

Net cash used in investing activities was $856,077 and $48,205 for the three months ended March 31, 2022 and 2021, respectively. Investing activities consisted of the purchase of intangible assets and equipment.

Net cash used in financing activities was $50,000 and $4,946 for the three months ended March 31, 2022 and 2021, respectively. Financing activities in 2022 consisted of principal payments on note payable offset by stock options exercised. Financing activities in 2021 consisted of stock options exercised and redeemed.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $6.4 million for the three months ended March 31, 2022. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of March 31, 2022, the Company’s backlog was $21.0 million, net of a $1.8 million reduction due to budgetary cuts and government de-funding. Management estimates the majority of the new bookings received in the first quarter of 2022 will be converted to revenue in 2022. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer. Additionally, due to the impact of COVID-19, management’s estimates will change in accordance with federal and state guidelines. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations, only delays in when orders ship or installations occur and all delayed orders remain in backlog.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on August 2, 2022.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2022, we have implemented more formal review and documentation of workflow processes, and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to our unaudited financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: August 11, 2022	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President
(principal executive officer)

	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer
(principal executive officer)

	By:	/s/ Marsha J. Foxx
Marsha J. Foxx,
Chief Accounting Officer
(principal financial and principal accounting officer)

