Form 10-Q/A
period 2022-03-31
VirTra, Inc
filed 2022-08-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 10, 2022, the registrant had 10,876,945 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Form 10-Q”) is being filed solely to correct the number of shares outstanding that appears directly above. No other portions of the Form 10-Q have been changed.

PART II: OTHER INFORMATION

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

VIRTRA, INC.

Date: August 12, 2022	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President
(principal executive officer)

	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer
(principal executive officer)

	By:	/s/ Marsha J. Foxx
Marsha J. Foxx,
Chief Accounting Officer
(principal financial and principal accounting officer)