Form 10-Q
period 2022-06-30
VirTra, Inc
filed 2022-08-19
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 11, 2022, the registrant had 10,876,945 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,016,233	$19,708,565
Accounts receivable, net	6,388,087	3,896,739
Inventory, net	8,831,786	5,014,924
Unbilled revenue	4,820,051	3,946,446
Prepaid expenses and other current assets	848,759	940,887
Total current assets	35,904,916	33,507,561

Long-term assets:
Property and equipment, net	14,185,424	12,864,766
Operating lease right-of-use asset, net	623,648	784,306
Intangible assets, net	579,963	535,079
Security deposits, long-term	35,691	19,712
Other assets, long-term	376,461	189,734
Deferred tax asset, net	1,418,723	1,674,234
Total long-term assets	17,219,910	16,067,831

Total assets	$53,124,826	$49,575,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,458,968	$789,394
Accrued compensation and related costs	1,229,404	1,062,078
Accrued expenses and other current liabilities	1,270,086	991,744
Note payable, current	233,673	236,291
Operating lease liability, short-term	361,403	347,772
Deferred revenue, short-term	4,373,173	4,135,565
Total current liabilities	8,926,707	7,562,844

Long-term liabilities:
Deferred revenue, long-term	2,679,248	1,992,625
Note payable, long-term	8,165,838	8,280,395
Operating lease liability, long-term	321,217	505,383
Other long-term liabilities	5,436	5,436
Total long-term liabilities	11,171,739	10,783,839

Total liabilities	20,098,446	18,346,683

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-

Common stock $0.0001 par value; 50,000,000 shares authorized; 10,876,945 shares issued and outstanding as of June 30, 2022 and 10,807,130 shares issued and outstanding as of December 31, 2021	1,087	1,081
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	31,356,608	30,923,391
Retained earnings	1,668,685	304,237

Total stockholders’ equity	33,026,380	31,228,709

Total liabilities and stockholders’ equity	$53,124,826	$49,575,392

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues:
Net sales	$7,997,383	$5,255,192	$14,750,611	$9,697,101
Total revenue	7,997,383	5,255,192	14,750,611	9,697,101

Cost of sales	3,253,651	2,120,492	6,319,789	3,993,896

Gross profit	4,743,732	3,134,700	8,430,822	5,703,205

Operating expenses:
General and administrative	3,085,051	2,002,612	5,381,443	3,712,845
Research and development	617,058	311,320	1,296,453	605,537

Net operating expense	3,702,109	2,313,932	6,677,896	4,318,382

Income from operations	1,041,623	820,768	1,752,926	1,384,823

Other income (expense):
Other income	57,056	34,379	111,379	50,758
Other expense	(64,621)	(32,608)	(129,173)	(35,042)

Net other income (expense)	(7,565)	1,771	(17,794)	15,716

Income before provision for income taxes	1,034,058	822,539	1,735,132	1,400,539

Provision for income taxes	246,684	293,180	370,684	216,017

Net income	$787,374	$529,359	$1,364,448	$1,184,522

Net income per common share:
Basic	$0.07	$0.05	$0.13	$0.13
Diluted	$0.07	$0.05	$0.13	$0.13

Weighted average shares outstanding:
Basic	10,866,775	10,644,363	10,837,186	9,209,808
Diluted	10,892,302	10,693,238	10,867,667	9,209,509

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at March 31, 2022	-	$-	10,809,630	$1,081	$30,957,616	$-	$881,311	$31,840,008
Stock options exercised	-	-	2,500	-	4,750	-	-	4,750
Stock issued for services	-	-	64,815	6	349,995	-	-	350,001
Stock reserved for future services	-	-	-	-	44,247	-	-	44,247
Net income	-	-	-	-	-	-	787,374	787,374
Balance at June 30, 2022	-	$-	10,876,945	$1,087	$31,356,608	$-	$1,668,685	$33,026,380

	For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	-	$-	10,807,130	$1,081	$30,923,391	$-	$304,237	$31,228,709
Stock options exercised	-	-	5,000	-	12,725	-	-	12,725
Stock issued for services	-	-	64,815	6	349,995	-	-	350,001
Stock reserved for future services	-	-	-	-	70,497	-	-	70,497
Net income	-	-	-	-	-	-	1,364,448	1,364,448
Balance at June 30, 2022	-	$-	10,876,945	$1,087	$31,356,608	$-	$1,668,685	$33,026,380

	For the Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at March 31, 2021	-	$-	7,777,530	$778	$13,897,280	$-	$(1,580,689)	$12,317,369
Stock options exercised	-	-	2,500	-	2,450	-	-	2,450
Stock issued for cash in offering, net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Net income	-	-	-	-	-	-	529,359	529,359
Balance at June 30, 2021	-	$-	10,780,030	$1,078	$30,694,430	$-	$(1,051,330)	$29,644,178

	For the Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2020	-	$-	7,775,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586
Stock options exercised	-	-	5,000	-	6,070	-	-	6,070
Stock issued for cash in offering, net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Net loss	-	-	-	-	-	-	1,184,522	1,184,522
Balance at June 30, 2021	-	$-	10,780,030	$1,078	$30,694,430	$-	$(1,051,330)	$29,644,178

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$1,364,448	$1,184,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	446,688	201,156
Right of use amortization	160,658	153,299
Employee stock compensation	70,497	-
Stock issued for service	350,001	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,491,348)	(4,136,335)
Inventory, net	(3,816,862)	(1,693,598)
Deferred taxes	255,511	294,113
Unbilled revenue	(873,605)	1,374,667
Prepaid expenses and other current assets	92,128	(353,765)
Other assets	(186,727)	21,148
Security deposits, long-term	(15,979)	66,788
Accounts payable and other accrued expenses	1,115,242	933,840
Payments on operating lease liability	(170,535)	(157,713)
Deferred revenue	921,613	3,049,784

Net cash provided by (used in) operating activities	(2,778,270)	937,906

Cash flows from investing activities:
Purchase of intangible assets	(86,012)	(92,886)
Purchase of property and equipment	(1,725,726)	(602,009)
Net cash used in investing activities	(1,811,738)	(694,895)

Cash flows from financing activities:
Principal payments of debt	(115,049)	-
Stock issued for cash in offering, net	-	16,795,000
Stock options exercised	12,725	6,070
Net cash provided by (used in) financing activities	(102,324)	16,801,070

Net increase (decrease) in cash and restricted cash	(4,692,332)	17,044,081
Cash and cash equivalents, beginning of period	19,708,565	6,841,984
Cash and cash equivalents, end of period	$15,016,233	$23,886,065

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Income taxes paid (refunded)	$99,035	$(78,096)
Interest paid	128,507	5,763

Supplemental disclosure of non-cash investing and financing activities:
Conversion of inventory to property and equipment	$294,016	$-

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2022 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2021 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets and intangible assets, income tax valuation allowances, and the allocation of the transaction price to the performance obligations in our contracts with customers.

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

Disaggregation of Revenue

	Three Months ended June 30,
	2022				2021
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$3,521,100	$1,422,233	$1,737,301	$6,680,634	$543,890	$3,503,592	$106,933	$4,154,415
Extended service-type warranties	30,546	747,878	27,646	806,070	25,547	673,970	28,965	728,482
Customized software and content	-	60,392	126,000	186,392	-	146,543	21,170	167,713
Installation and training	35,343	249,847	39,097	324,287	15,043	186,909	-	201,952
Licensing and royalties	-	-	-	-	2,630	-	-	2,630
Total Revenue	$3,586,989	$2,480,350	$1,930,044	$7,997,383	$587,110	$4,511,014	$157,068	$5,255,192

	Six Months ended June 30,
	2022				2021
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$5,101,292	$4,646,791	$2,643,938	$12,392,021	$815,528	$5,181,515	$1,184,118	$7,181,161
Extended service-type warranties	62,033	1,478,238	45,308	1,585,579	47,621	1,344,554	49,015	1,441,190
Customized software and content	-	2,106	209,000	211,106	-	613,956	73,443	687,399
Installation and training	47,208	407,400	107,297	561,905	49,864	306,707	26,350	382,921
Licensing and royalties	-	-	-	-	4,430	-	-	4,430
Total Revenue	$5,210,533	$6,534,535	$3,005,543	$14,750,611	$917,443	$7,446,732	$1,332,926	$9,697,101

For the six months ended June 30, 2022, governmental customers comprised $6,534,535, or 44% of total net sales, commercial customers comprised $5,210,533, or 35% of total net sales, and international customers comprised $3,005,543, or 20% of total net sales. By comparison, for the six months ended June 30, 2021, governmental customers comprised $7,446,732, or 77% of total net sales, commercial customers comprised $917,443, or 9% of total net sales, and international customers comprised $1,332,926, or 14% of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totalled $3,212,846 and $2,371,531 at June 30, 2022 and December 31, 2021, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totalled $1,160,327 and $1,764,034 as of June 30, 2022 and December 31, 2021, respectively. Deferred revenue for separately priced extended warranties longer than one year totalled $2,311,052 and $1,815,871 as of June 30, 2022 and December 31, 2021, respectively. The accrual for the one-year manufacturer’s warranty liability totalled $434,000 and $384,000 as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $916,069 and $682,842, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, accounts receivable and notes receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $14,515,248 and $19,207,786 as of June 30, 2022 and December 31, 2021, respectively.

Most sales are to governments that are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Historically, the Company primarily sells its products to United States federal and state agencies. For the six months ended June 30, 2022, no single customer comprised more than 10% of total net sales. By comparison, for the six months ended June 30, 2021, one federal agency comprised 10% of total net sales.

As of June 30, 2022, one commercial customer comprised 13.7% of total accounts receivable. By comparison, as of December 31, 2021, the Company did not have any customer that accounted for more than 10% of total accounts receivable.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

Schedule of Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Income	$787,374	$529,359	$1,364,448	$1,184,522
Weighted average common stock outstanding	10,866,775	10,644,363	10,837,186	9,209,808
Incremental shares from stock options	25,527	48,875	30,481	(299)
Weighted average common stock outstanding diluted	10,892,302	10,693,238	10,867,667	9,209,509
Net income per common share and common equivalent shares
Basic	$0.07	$0.05	$0.13	$0.13
Diluted	$0.07	$0.05	$0.13	$0.13

Note 2. Inventory

Inventory consisted of the following as of:

	June 30, 2022	December 31, 2021

Raw materials and work in process	$9,134,217	$5,229,636
Reserve	(302,431)	(214,712)

Total inventory	$8,831,786	$5,014,924

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $322,968 and $136,241 of spare parts as Other Assets, long-term on the Balance Sheet at June 30, 2022 and December 31, 2021, respectively.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2022	December 31, 2021

Land	$1,778,987	$1,778,987
Building & Building Improvements	9,097,454	9,005,205
Computer equipment	1,204,720	1,171,319
Furniture and office equipment	272,806	262,814
Machinery and equipment	2,739,881	1,970,007
STEP equipment	1,790,268	1,496,252
Leasehold improvements	334,934	334,934
Construction in Progress	533,194	7,000

Total property and equipment	17,752,244	16,026,518
Less: Accumulated depreciation and amortization	(3,566,820)	(3,161,752)

Property and equipment, net	$14,185,424	$12,864,766

Depreciation expense, including STEP depreciation, was $405,162 and $196,711 for the six months ended June 30, 2022 and 2021, respectively.

Note 4. Intangible Asset

Intangible asset consisted of the following as of:

	June 30, 2022	December 31, 2021
Patents	$160,000	$160,000
Capitalized media content	417,240	331,228
Acquired lease intangible assets	83,963	83,963
Total intangible assets	661,203	575,191
Less accumulated amortization	(81,240)	(40,112)

Intangible assets, net	$579,963	$535,079

Amortization expense was $41,128 and $4,445 for the six months ended June 30, 2022 and 2021, respectively.

Note 5. Leases

The balance sheet classification of lease assets and liabilities as of June 30, 202 was as follows:

Balance Sheet Classification	June 30, 2022
Assets
Operating lease right-of-use assets, December 31, 2021	$784,306
Amortization for the six months ended June 30, 2022	(160,658)
Total operating lease right-of-use asset, June 30, 2022	$623,648
Liabilities
Current
Operating lease liability, short-term	$361,403
Non-current
Operating lease liability, long-term	321,217
Total lease liabilities	$682,620

Future minimum lease payments as of June 30, 2022 under non-cancellable operating leases are as follows:

2022	$190,941
2023	390,562
2024	131,152

Total lease payments	712,655
Less: imputed interest	(30,035)
Operating lease liability	$682,620

The balance sheet classification of lease assets and liabilities as of December 31, 2021 was as follows:

Balance Sheet Classification	December 31, 2021
Assets
Operating lease right-of-use assets, December 31, 2020	$1,094,527
Amortization for the year ended December 31, 2021	(310,221)
Total operating lease right-of-use asset, December 31, 2021	$784,306
Liabilities
Current
Operating lease liability, short-term	$347,772
Non-current
Operating lease liability, long-term	505,383
Total lease liabilities	$853,155

Future minimum lease payments as of December 31, 2021 under non-cancellable operating leases are as follows:

2022	$379,097
2023	390,562
2024	131,152

Total lease payments	900,811
Less: imputed interest	(47,656)
Operating lease liability	$853,155

Rent expense for the three months ended June 30, 2022 and 2021 was $195,201 and $115,140, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was $404,453 and $258,897, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	June 30, 2022	December 31, 2021

Salaries and wages payable	$365,537	$422,562
Employee benefits payable	-	16,523
Accrued paid time off (PTO)	574,185	483,311
Profit sharing payable	289,682	139,682
Total accrued compensation and related costs	$1,229,404	$1,062,078

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2022	December 31, 2021

Manufacturer’s warranties	$434,000	$384,000
Taxes payable	222,466	113,921
Miscellaneous payable	613,620	493,823
Total accrued expenses and other current liabilities	$1,270,086	$991,744

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

The note payable amounts consist of the following:

	June 30, 2022	December 31, 2021

Short-term liabilities:
Note payable, principal	$229,560	$231,871
Accrued interest on note	4,113	4,420

Note payable, short-term	$233,673	$236,291

Long-term liabilities:
Note payable, principal	$8,165,838	$8,280,395

Note payable, long term	$8,165,838	$8,280,395

Note 8. Related Party Transactions

During the six months ended June 30, 2022, the Company redeemed 17,500 previously awarded stock options nearing expiration from related parties consisting of the Company’s Co-CEO and COO.  The redemption eliminated the stock options and resulted in a total of $47,800 in additional compensation expense. During the six months ended June 30, 2022, one Board member purchased 5,000 shares of common stock, $0.0001 par value per share which was then issued to him for previously awarded stock options at an exercise price of $12,725 cash paid.

During the six months ended June 30, 2021, the Company redeemed 17,500 previously awarded stock options nearing expiration from related parties consisting of the Company’s Co-CEO and COO. The redemption eliminated the stock options and resulted in a total of $116,717 in additional compensation expense. During the six months ended June 30, 2021, one Board member purchased 5,000 shares of Common Stock, which was then issued to him for previously awarded stock options at an exercise price of $6,070 cash paid.

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

Restricted Stock Unit Grants

The Company granted 224,133 and 168,090   performance-based restricted stock units (“RSUs”) in August 2021 to one of its Co-Chief Executive Officers and Chief Operating Officer, respectively. The Company granted 288,889 performance-based RSUs in April 2022 to its other Co-Chief Executive Officer. It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period. The Company determined based on the vesting terms of the RSU grants that achieving net profit (net income under GAAP) for the twelve months ending June 30, 2022, of $2,500,000 is probable, and recorded expense for the three months and six months ending June 30, 2022, of $26,250 and $70,497, respectively.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the six months ended June 30, 2022 and 2021, $150,000 and $150,000 was expensed to operations for profit sharing. For the three months ended March 31, 2022, $75,000 was expensed to operations for profit sharing. For the three months ended March 31, 2021, no amount was expenses to operations due to uncertainty related to on-going COVID restrictions.

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

Treasury Stock

During the six months ended June 30, 2022, the Company purchased no additional treasury shares.

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

	June 30, 2022		June 30, 2021
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	112,500	$3.51	164,167	$3.13
Granted	-	-	-	-
Redeemed	(17,500)	2.55	(17,500)	1.21
Exercised	(5,000)	2.55	(5,000)	1.21
Expired / terminated	-	-	-	-
Options outstanding, end of period	90,000	$3.76	141,667	$3.43
Options exercisable, end of period	90,000	$3.76	141,667	$3.43

The Company did not have any non-vested stock options outstanding as of June 30, 2022 and December 31, 2021. The weighted average contractual term for options outstanding and exercisable at June 30, 2022 and 2021 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2022 and 2021 was $56,700 and $557,707, respectively. The total intrinsic value of options exercised and redeemed during the six months ended June 30, 2022 and 2021 was $141,272 and $27,315, respectively. For the three months ended June 30, 2022 and 2021, the Company received payments related to the exercise of options in the amount of $4,750 and $2,450, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

2017 Equity Incentive Plan

Through June 30, 2022, 224,133, 288,889, and 168,090 restricted stock awards and 14,057 and 10,543 restricted shares have been granted under the Equity Plan to the Company’s Co-CEO’s and COO, respectively.

Common stock activity

On April 11, 2022, the Company issued Mr. Givens a signing bonus of 64,815 shares of common stock, valued at $5.40 per share for a total value of $350,001, which are restricted from transfer until the earlier of: i) 12 months of employment having lapsed or ii) the Company terminating employment with Mr. Givens without cause.

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

On April 5, 2021, the Company closed the Offering. The total gross proceeds of the Offering were $18.0 million, before deducting the placement agents’ fees and other estimated Offering expenses which totalled $1,205,000.

Note 11. Subsequent Events

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

Results of operations for the three and six months ended June 30, 2022 and June 30, 2021

Revenues. Revenues were $7,997,383 for the three months ended June 30, 2022 compared to $5,255,192 for the same period in 2021, an increase of $2,742,191, or 52%. Revenues were $14,750,611 for the six months ended June 30, 2022 compared to $9,697,101 for the same period in 2021, an increase of $5,053,510, or 52%. The increase in revenues for the three and six months ended June 30, 2022 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same periods in 2021.

Cost of Sales. Cost of sales were $3,253,651 for the three months ended June 30, 2022 compared to $2,120,492 for the same period in 2021, an increase of $1,133,159, or 53%. Cost of sales were $6,319,789 for the six months ended June 30, 2022 compared to $3,993,896 for the same period in 2021, an increase of $2,325,893, or 58%. The increase was due to additional material costs due to higher quantities of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $4,743,732 for the three months ended June 30, 2022 compared to $3,134,700 for the same period in 2021, an increase of $1,609,032, or 51%. Gross profit was $8,430,822 for the six months ended June 30, 2022 compared to $5,703,205 for the same period in 2021, an increase of $2,727,617, or 48%. The gross profit margin for the three months ended June 30, 2022 and 2021 was 59% and 60%, respectively. The gross profit margin was 57% for the six months ended June 30, 2022 and 59% for the same period in 2021. The decrease in gross profit margin percentage was due to increased costs, and the product mix of systems, accessories and services sold.

Operating Expenses. Net operating expense was $3,702,109 for the three months ended June 30, 2022 compared to $2,313,932 for the same period in 2021, an increase of $1,388,177, or 60%. Net operating expense was $6,677,896 for the six months ended June 30, 2022 compared to $4,318,382 for the same period in 2021, an increase of $2,359,514, or 55%. The increase was primarily due to expenses related to the move into the new building and increased payroll costs.

Operating Income. Income from operations was $1,041,623 for the three months ended June 30, 2022 compared to $820,768 for the same period in 2021, an increase of $220,855 or 27%. Operating income was $1,752,926 for the six months ended June 30, 2022 compared to $1,384,823 for the same period in 2021, an increase of $368,103, or 27%.

Other Income (Expense). Other expense net of other income was $7,565 for the three months ended June 30, 2022 compared to other income net of other expense of $1,771 for the same period in 2021, a decrease of $9,336, or 527%, primarily from increased interest expense on note payable. Other expense net of other income was $17,794 for the six months ended June 30, 2022 compared to other income net of other expense of $15,716 for the same period in 2021, a decrease of $33,510, or 213%.

Provision for Income Tax Benefit. Income tax expense was $246,684 for the three  months ended June 30, 2022 compared to an income tax expense of $293,180 for the same period in 2021, a decrease of $46,496, or 16%. Income tax expense was $370,684 for the six months ended June 30, 2022 compared to an income tax expense of $216,017 for the same period in 2021, an increase of $154,667, or 72%. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net income was $787,374 for the three months ended June 30, 2022, compared  to $529,359 for the same period in 2021, an increase of $258,015, or 49%. Net income was $1,364,448 for the six months ended June 30, 2022 compared to $1,184,522 for the same period in 2021, an increase of $179,926, or 15%. The fluctuations in net income (loss) relates to each respective section discussed above.

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

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change

Net Income	$787,374	$529,359	$258,015	49%	$1,364,448	$1,184,522	$179,926	15%
Adjustments:
Provision for income taxes	246,684	293,180	(46,496)	-16%	370,684	216,017	154,667	72%
Depreciation and amortization	230,942	103,865	127,077	122%	446,688	201,155	245,533	122%
EBITDA	$1,265,000	$926,404	$338,596	37%	$2,181,820	$1,601,694	$580,126	36%
Right of use amortization	80,805	77,090	3,715	5%	160,658	153,299	-

Adjusted EBITDA	$1,345,805	$1,003,494	$342,311	34%	$2,342,478	$1,754,993	$580,126	33%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $15,016,233 and $19,708,565 of cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively. Working capital was $26,978,209 and $25,944,717 as of June 30, 2022 and December 31, 2021, respectively.

Net cash used in operating activities was $2,778,270 for the six months ended June 30, 2022 and net cash provided by operating activities was $937,906 for the six months ended June 30, 2021. Net cash used in operating activities resulted primarily from increases in accounts receivable, inventory, and prepaid expenses, offset by increases in trade accounts payable, accrued compensation, unbilled revenues, and deferred revenues, as well as other changes in operating assets and liabilities.

Net cash used in investing activities was $1,811,738 for the six months ended June 30, 2022, compared to net cash used in investing activities of $694,895 for the six months ended June 30, 2021. Investing activities in 2022 and 2021 consisted of purchase of intangible assets, and manufacturing equipment.

Net cash used in financing activities was $102,234 for the six months ended June 30, 2022, compared to net cash provided by financing activities of $16,801,070 for the six months ended June 30, 2021. Financing activities in 2021 consisted of the issuance of additional common stock for cash and stock options exercised and redeemed, compared to financing activities in 2022 which consisted of stock options exercised and principal payments on note payable.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totalling $9.9 million for the six months ended June 30, 2022. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2022, the Company’s backlog was $16.5  million. Management estimates the majority of the new bookings received in the first six months of 2022 will be converted to revenue in 2022. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer. Additionally, due to the impact of COVID-19, management’s estimates will change in accordance with federal and state guidelines. To date, the COVID-19 restrictions have resulted in reduced customer shipments and customer system installations. These recent developments are expected to result in lower recognized revenue and possibly lower gross margin when they occur. To date, there have been no order cancellations, only delays in when orders ship or installations occur and all delayed orders remain in backlog.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that there have been no changes in our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2022, we have implemented more formal review and documentation of workflow processes, and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to our unaudited financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	John F. Givens II (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed August 2, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: August 19, 2022	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President
(principal executive officer)

	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer
(principal executive officer)

	By:	/s/ Marsha J. Foxx
Marsha J. Foxx,
Chief Accounting Officer
(principal financial and principal accounting officer)

