Form 10-Q
period 2022-09-30
VirTra, Inc
filed 2022-11-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 10,898,259 shares of common stock outstanding.

VIRTRA, INC.

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,673,154	$19,708,565
Accounts receivable, net	2,318,534	3,896,739
Inventory, net	9,770,050	5,014,924
Unbilled revenue	4,105,351	3,946,446
Prepaid expenses and other current assets	705,063	940,887

Total current assets	32,572,152	33,507,561

Long-term assets:
Property and equipment, net	14,591,480	12,864,766
Operating lease right-of-use asset, net	1,333,270	784,306
Intangible assets, net	593,403	535,079
Security deposits, long-term	35,691	19,712
Other assets, long-term	376,461	189,734
Deferred tax asset, net	1,561,857	1,674,234

Total long-term assets	18,492,162	16,067,831

Total assets	$51,064,314	$49,575,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$697,862	$789,394
Accrued compensation and related costs	1,165,094	1,062,078
Accrued expenses and other current liabilities	1,127,161	991,744
Note payable, current	232,588	236,291
Operating lease liability, short-term	548,376	347,772
Deferred revenue, short-term	3,074,815	4,135,565

Total current liabilities	6,845,896	7,562,844

Long-term liabilities:
Deferred revenue, long-term	2,987,138	1,992,625
Note payable, long-term	8,108,545	8,280,395
Operating lease liability, long-term	854,583	505,383
Other long term liabilities	-	5,436

Total long-term liabilities	11,950,266	10,783,839

Total liabilities	18,796,162	18,346,683

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,898,259 shares issued and outstanding as of September 30, 2022 and 10,807,130 shares issued and outstanding as of December 31, 2021	1,089	1,081
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	31,401,259	30,923,391
Retained earnings (Accumulated deficit)	865,804	304,237

Total stockholders’ equity	32,268,152	31,228,709

Total liabilities and stockholders’ equity	$51,064,314	$49,575,392

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues:
Net sales	$4,903,397	$6,093,263	$19,654,008	$15,790,364
Total revenue	4,903,397	6,093,263	19,654,008	15,790,364

Cost of sales	2,387,307	3,217,911	8,707,096	7,211,807

Gross profit	2,516,090	2,875,352	10,946,912	8,578,557

Operating expenses:
General and administrative	2,900,100	1,958,038	8,281,543	5,670,883
Research and development	687,890	651,734	1,984,343	1,257,271

Net operating expense	3,587,990	2,609,772	10,265,886	6,928,154

Income (loss) from operations	(1,071,900)	265,580	681,026	1,650,403

Other income (expense):
Other income	112,571	(11,981)	223,950	38,777
Gain on forgiveness of note payable	-	1,320,714	-	1,320,714
Other (expense) income	(66,235)	21,948	(195,408)	(13,094)

Net other income (expense)	46,336	1,330,681	28,542	1,346,397

Income (Loss) before provision for income taxes	(1,025,564)	1,596,261	709,568	2,996,800

Provision (Benefit) for income taxes	(222,683)	253,289	148,001	469,306

Net income (loss)	$(802,881)	$1,342,972	$561,567	$2,527,494

Net income (loss) per common share:
Basic	$(0.07)	$0.12	$0.05	$0.26
Diluted	$(0.07)	$0.12	$0.05	$0.25

Weighted average shares outstanding:
Basic	10,867,745	10,792,520	10,850,912	9,745,091
Diluted	10,867,745	11,031,922	10,870,842	10,111,458

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at June 30, 2022	-	$-	10,876,945	$1,087	$31,356,608	$-	$1,668,685	$33,026,380
Stock options exercised	-	-	10,000	1	21,125	-	-	21,126
Stock issued for cash in offering, net	-	-	-	-	-	-	-	-
Stock options repurchased	-	-	-	-	-	-	-	-
Stock issued for services	-	-	11,314	1	756	-	-	757
Stock reserved for future services	-	-	-	-	22,770	-	-	22,770
Treasury stock	-	-	-	-	-	-	-	-
Treasury stock cancelled	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	(802,881)	(802,881)
Balance at September 30, 2022	-	$-	10,898,259	$1,089	$31,401,259	$-	$865,804	$32,268,152

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	-	$-	10,807,130	$1,081	$30,923,391	$-	$304,237	$31,228,709
Stock options exercised	-	-	15,000	1	33,850	-	-	33,851
Stock issued for cash in offering, net	-	-	-	-	-	-	-	-
Stock options repurchased	-	-	-	-	-	-	-	-
Stock issued for services	-	-	76,129	7	350,751	-	-	350,758
Stock reserved for future services	-	-	-	-	93,267	-	-	93,267
Treasury stock	-	-	-	-	-	-	-	-
Treasury stock cancelled	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	561,567	561,567
Balance at September 30, 2022	-	$-	10,898,259	$1,089	$31,401,259	$-	$865,804	$32,268,152

	For the Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2021	-	$-	10,780,030	$1,078	$30,694,430	$-	$(1,051,330)	$29,644,178
Stock options exercised	-	-	2,500	-	5,250	-	-	5,250
Stock issued for services	-	-	24,600	3	171,213	-	-	171,216
Net loss	-	-	-	-	-	-	1,342,972	1,342,972
Balance at September 30, 2021	-	$-	10,807,130	$1,081	$30,870,893	$-	$291,642	$31,163,616

	For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2020	-	$-	7,775,030	$778	$13,893,660	$-	$(2,235,852)	$11,658,586
Stock options exercised	-	-	7,500	-	11,320	-	-	11,320
Stock issued for cash in offering, net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Stock issued for services	-	-	24,600	3	171,213			171,216
Net income	-	-	-	-	-	-	2,527,494	2,527,494
Balance at September 30, 2021	-	$-	10,807,130	$1,081	$30,870,893	$-	$291,642	$31,163,616

See accompanying notes to unaudited financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$561,567	$2,527,494
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	659,775	367,253
Right of use amortization	291,879	231,300
Gain on forgiveness of note payable	-	(1,329,280)
Employee stock compensation	-	171,216
Stock issued for service	444,025	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,578,205	(3,512,154)
Inventory, net	(4,755,126)	(2,417,589)
Deferred taxes	112,377	409,893
Unbilled revenue	(158,905)	1,062,316
Prepaid expenses and other current assets	235,824	(242,322)
Other assets	(186,727)	(33,150)
Security deposits, long-term	(15,979)	66,788
Accounts payable and other accrued expenses	137,762	912,318
Payments on operating lease liability	(291,039)	(239,259)
Deferred revenue	(66,237)	3,387,802

Net cash provided by (used in) operating activities	$(1,452,599)	1,362,626

Cash flows from investing activities:

Purchase of certificates of deposit	-	-
Redemption of certificates of deposit	-	-
Purchase of intangible assets	(120,016)	(627,765)
Purchase of property and equipment	(2,324,058)	(11,407,278)

Net cash (used in) investing activities	(2,444,074)	(12,035,043)

Cash flows from financing activities:
Repurchase of stock options	-	-
Principal payments of debt	(172,589)	(20,195)
Net proceeds from long term debt	-	8,590,151
Stock issued for cash in offering, net	-	16,795,000
Stock options exercised	33,851	11,320
Purchase of treasury stock	-	-
Note payable-PPP Loan	-	-

Net cash provided by (used in) financing activities	(138,738)	25,376,276

Net increase (decrease) in cash and restricted cash	(4,035,411)	14,703,859
Cash and restricted cash, beginning of period	19,708,565	6,841,984
Cash and restricted cash, end of period	$15,673,154	$21,545,843

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Income taxes paid (refunded)	$99,035	$78,096
Interest paid	128,507	20,783

Supplemental disclosure of non-cash investing and financing activities:
Addition of new lease and corresponding ROU asset and lease liability	$840,843	-
Conversion of inventory to property and equipment	322,968	-

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

During March 2020, a global pandemic was declared by the World Health Organization related to the outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. To date, the COVID-19 restrictions resulted in reduced customer shipments and customer system installations. These developments have resulted in lower recognized revenue and possibly lower gross margin. To date, there have been minimal order cancellations; rather, due to disruption in the supply chain there have only been delays in when orders ship or installations occur and all delayed orders remain in backlog. Any future impact cannot be reasonably estimated at this time.

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2022 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2021 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months ended September 30,
	2022				2021
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$198,886	$2,641,214	$369,906	$3,210,006	$1,370,466	$2,645,312	$723,471	$4,739,249
Extended service-type warranties	29,798	650,839	14,368	695,005	31,910	656,870	25,180	713,960
Customized software and content	-	794,857	3,437	798,294	-	290,829	52,273	343,102
Installation and training	8,992	192,380	(5,860)	195,512	42,952	190,098	59,500	292,550
Licensing and royalties	4,580	-	-	4,580	4,402	-	-	4,402
Total Sales Revenue	$242,256	$4,279,290	$381,851	$4,903,397	$1,449,730	$3,783,109	$860,424	$6,093,263

For the three months ended September 30, 2022, governmental customers comprised $4,279,290, or 87% of total net sales, commercial customers comprised $242,256, or 5% of total net sales, and international customers comprised $381,851, or 8% of total net sales. By comparison, for the three months ended September 30, 2021, governmental customers comprised $3,783,109, or 62%, of total net sales, commercial customers comprised $1,449,730, or 24%, of total net sales, and international customers comprised $860,424, or 14%, of total net sales.

Disaggregation of Revenue

	Nine Months ended September 30,
	2022				2021
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$1,412,539	$11,175,641	$3,013,844	$15,602,024	$2,183,796	$7,828,503	$1,907,588	$11,919,887
Extended service-type warranties	91,836	2,129,077	59,675	2,280,588	79,531	2,001,423	74,196	2,155,150
Customized software and content	-	796,962	212,437	1,009,399	-	905,204	125,716	1,030,920
Installation and training	56,200	599,780	101,437	757,417	93,501	496,251	85,850	675,602
Licensing and royalties	4,580	-	-	4,580	8,805	-	-	8,805
Total Revenue	$1,565,155	$14,701,460	$3,387,393	$19,654,008	$2,365,633	$11,231,381	$2,193,350	$15,790,364

For the nine months ended September 30, 2022, governmental customers comprised $14,701,460, or 75% of total net sales, commercial customers comprised $1,565,155, or 8% of total net sales, and international customers comprised $3,387,393, or 17% of total net sales. By comparison, for the nine months ended September 30, 2021, governmental customers comprised $11,231,381, or 71% of total net sales, commercial customers comprised $2,365,633, or 15% of total net sales, and international customers comprised $2,193,350, or 14% of total net sales. For the nine months ended September 30, 2022 and 2021, the Company recorded $2,076,357 and $1,349,677, respectively, in STEP revenue, or 10.6% and 8.5%, respectively, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $2,657,876 and $2,371,531 at September 30, 2022 and December 31, 2021, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $416,939 and $1,764,034 as of September 30, 2022 and December 31, 2021, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,987,138 and $1,815,871 as of September 30, 2022 and December 31, 2021, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $381,000 and $384,000 as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $1,364,519 and $713,960, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $2,280,588 and $2,155,150, respectively. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $15,171,851 and $19,207,786 as of September 30, 2022 and December 31, 2021, respectively.

Most sales are to governments that are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Historically, the Company primarily sells its products to United States federal and state agencies. For the nine months ended September 30, 2022, one federal agency comprised 11.3% of total net sales. By comparison, for the nine months ended September 30, 2021, no single customer had a significant percentage of total revenue. For the three months ended September 30, 2022, one federal agency comprised 29.2% of total net sales. By comparison, for the three months ended September 30, 2021, one commercial customer comprised 20% of total net sales.

As of September 30, 2022, one federal agency comprised 36.3% of total accounts receivable. By comparison, as of December 31, 2021, the Company did not have any customer that accounted for more than 10% of total accounts receivable.

Net Income (Loss) per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

Schedule of Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Income (loss)	$(802,881)	$1,342,972	$561,567	$2,527,494
Weighted average common stock outstanding	10,867,745	10,792,520	10,850,912	9,745,091
Incremental shares from stock options	-	239,402	19,930	366,367
Weighted average common stock outstanding, diluted	10,867,745	11,031,922	10,870,842	10,111,458

Net income (loss) per common share and common equivalent share
Basic	$(0.07)	$0.12	$0.05	$0.26
Diluted	$(0.07)	$0.12	$0.05	$0.25

Note 2. Inventory

Inventory consisted of the following as of:

	September 30, 2022	December 31, 2021

Raw materials and work in process	$10,072,481	$5,229,636
Reserve	(302,431)	(214,712)

Total inventory	$9,770,050	$5,014,924

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $322,968 and $136,241 of spare parts as Other Assets, long-term on the Balance Sheet at September 30, 2022 and December 31, 2021, respectively.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2022	December 31, 2021

Land	$1,778,987	$1,778,987
Building & Building Improvements	9,129,364	9,005,205
Computer equipment	1,207,530	1,171,319
Furniture and office equipment	279,423	262,814
Machinery and equipment	2,758,608	1,970,007
STEP equipment	1,769,825	1,496,252
Leasehold improvements	334,934	334,934
Construction in Progress	1,091,905	7,000

Total property and equipment	18,350,576	16,026,518
Less: Accumulated depreciation and amortization	(3,759,096)	(3,161,752)

Property and equipment, net	$14,591,480	$12,864,766

Depreciation expense, including STEP depreciation, was $597,775 and $350,963 for the nine months ended September 30, 2022 and 2021, respectively.

Note 4. Intangible Assets

Intangible assets consisted of the following as of:

	September 30, 2022	December 31, 2021
Patents	$160,000	$160,000
Capitalized media content	451,244	331,228
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	575,191
Less accumulated amortization	(101,804)	(40,112)

Intangible assets, net	$593,403	$535,079

Amortization expense was $61,692 and $16,209 for the nine months ended September 30, 2022 and 2021, respectively.

Note 5. Leases

On May 12, 2022, the Company entered into a lease agreement for office and manufacturing space in Orlando, FL. The new lease is classified as an operating lease, with a term of 61 months beginning June 1, 2022 and ending June, 30, 2027, with the first month rent free.

The balance sheet classification of lease assets and liabilities as of September 30, 2022 was as follows:

Balance Sheet Classification	September 30, 2022
Assets
Operating lease right-of-use assets, December 31, 2021	$784,306
Addition of lease right-of-use asset in 2022	840,843
Amortization for the Nine months ended September 30, 2022	(291,879)
Total operating lease right-of-use asset, September 30, 2022	$1,333,270
Liabilities
Current
Operating lease liability, short-term	$548,376
Non-current
Operating lease liability, long-term	854,583
Total lease liabilities	$1,402,959

Future minimum lease payments as of September 30, 2022 under non-cancelable operating leases are as follows:

Future Minimum Lease Payments

2022	$286,412
2023	572,794
2024	317,939
2025	191,479
2026	196,311
2027	99,381

Total lease payments	1,664,316
Less: imputed interest	(261,357)
Operating lease liability	$1,402,959

The balance sheet classification of lease assets and liabilities as of December 31, 2021 was as follows:

Balance Sheet Classification	December 31, 2021
Assets
Operating lease right-of-use assets, December 31, 2020	$1,094,527
Amortization for the year ended December 31, 2021	(310,221)
Total operating lease right-of-use asset, December 31, 2021	$784,306
Liabilities
Current
Operating lease liability, short-term	$347,772
Non-current
Operating lease liability, long-term	505,383
Total lease liabilities	$853,155

Future minimum lease payments as of December 31, 2021 under non-cancelable operating leases are as follows:

2022	$379,097
2023	390,562
2024	131,152

Total lease payments	900,811
Less: imputed interest	(47,656)
Operating lease liability	$853,155

Rent expense for the three months ended September 30, 2022 and 2021 was $243,440 and $146,497, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was $647,893 and $436,750, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	September 30, 2022	December 31, 2021

Salaries and wages payable	$269,530	$422,562
Employee benefits payable	12,821	16,523
Accrued paid time off (PTO)	587,902	483,311
Profit sharing payable	294,841	139,682

Total accrued compensation and related costs	$1,165,094	$1,062,078

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2022	December 31, 2021

Manufacturer’s warranties	$381,000	$384,000
Warranties-other		-
Loss contingencies		-
Taxes payable	188,816	113,921
Miscellaneous payable	557,345	493,823

Total accrued expenses and other current liabilities	$1,127,161	$991,744

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

The note payable amounts consist of the following:

	September 30, 2022	December 31, 2021

Short-term liabilities:
Note payable, principal	$228,445	$231,871
Accrued interest on note	4,143	4,420

Note payable, short-term	$232,588	$236,291

Long-term liabilities:
Note payable, principal	$8,108,545	$8,280,395

Note payable, long term	$8,108,545	$8,280,395

Note 8. Related Party Transactions

During the nine months ended September 30, 2022, the Company redeemed 22,500 previously awarded stock options nearing expiration from related parties consisting of the Company’s Co-CEO and former COO. The redemptions eliminated the stock options and resulted in a total of $50,090 in additional compensation expense. During the nine months ended September 30, 2022, one Board member and the Company’s former COO purchased 15,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at their respective exercise prices, for a total of $33,851.

During the nine months ended September 30, 2021, the Company redeemed 26,250 previously awarded stock options nearing expiration from related parties consisting of the Company’s Co-CEO and former COO. The redemption eliminated the stock options and resulted in a total of $116,718 in additional compensation expense. During the nine months ended September 30, 2021, one Board member purchased 7,500 shares of Common Stock, pursuant to the exercise of previously awarded stock options at their respective exercise prices, for a total of $11,320.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time.

Restricted Stock Unit Grants

On August 26, 2021 and April 11, 2022, the Compensation Committee of the Board of Directors issued a total of 392,223, and 288,889 Restricted Stock Units respectively, pursuant to Section 9 of the 2017 Equity Incentive Plan to the co-Chief Executive Officers and the Chief Operating Officer, to be awarded based on achievement of certain performance goals over the next three years. During August 2022, 168,090 Restricted Stock Units were forfeited upon the departure of the Chief Operating Officer.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, was $2,720,015 and therefore awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its Co-Chief Executive Officers. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, of $3,000,000 is probable and recorded expenses of $22,700 and $93,267 related to the RSUs for the three months and nine months ending September 30, 2022, respectively.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the nine months ended September 30, 2022 and 2021, $225,000 and $226,441 was expensed to operations for profit sharing.

Note 10. Stockholders’ Equity

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with the Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. Although the Company’s PPP loan was forgiven on July 20, 2021, the suspension of the stock repurchase program continues to remain in effect.

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

	September 30, 2022		September 30, 2021
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	112,500	$3.51	164,167	$3.13
Granted	-	-	-	-
Redeemed	(22,500)	2.55	(26,250)	1.51
Exercised	(15,000)	1.55	(7,500)	1.51
Expired / terminated	-	-	-	-
Options outstanding, end of period	75,000	$4.45	130,417	$3.55
Options exercisable, end of period	75,000	$4.45	130,417	$3.55

The Company did not have any non-vested stock options outstanding as of September 30, 2022 and December 31, 2021. The weighted average contractual term for options outstanding and exercisable at September 30, 2022 and 2021 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2022 and 2021 was $106,332 and $859,675, respectively. For the three months ended September 30, 2022 and 2021, the Company received payments related to the exercise of options in the amount of $16,875 and $5,250, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

2017 Equity Incentive Plan

Through September 30, 2022, 224,133 and 288,889 restricted stock awards and 14,057, and 10,543 restricted shares have been granted under the Equity Plan to the Company’s Co-CEO’s and former COO, respectively.

Common stock activity

On September 1, 2022, the Company settled performance-based restricted stock units that had been granted to its co-CEOs by issuing them an aggregate of 11,314 shares (13,154 shares less 1,840 shares withheld for taxes), net of tax withholding liability, valued at $60,190.48. The Company had achieved net profit for the twelve months ended June 30, 2022 of at least $2,500,000.

On April 11, 2022, the Company issued Mr. Givens a signing bonus of 64,815 shares of common stock, valued at $350,001, which are restricted from transfer until the earlier of: i) 12 months of employment having lapsed or ii) the Company terminating employment with Mr. Givens without cause.

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

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 3,000,000 shares (the “RDO Shares”) of the Company’s common stock, $0.0001 par value per share, at a price of $6.00 per share in a registered director offering (the “Offering”). The RDO Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-238624), which was filed by the Company with the SEC on May 22, 2020 and subsequently declared effective on September 2, 2020, and a related prospectus.

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

Results of operations for the three and nine months ended September 30, 2022 and September 30, 2021

Revenues. Net sales were $4,903,397 for the three months ended September 30, 2022 compared to $6,093,263 for the same period in 2021, a decrease of $1,189,866, or 19.5%. Net sales were $19,654,008 for the nine months ended September 30, 2022 compared to $15,790,364 for the same period in 2021, an increase of $3,863,644, or 24.5%. The decrease in revenues for the three months ended September 30, 2022 as compared to the same period in the prior year is due to unbilled sales not yet being recognized. The increase in sales for the nine months ended September 30, 2022 resulted from an increase in the number of simulators and accessories completed, delivered and revenue recognized compared to the same periods in 2021. It should be noted that there were unbilled revenue of $4,105,351 on the balance sheets as of September 30, 2022 that the Company expects to recognize as revenue in the coming quarters.

Cost of Sales. Cost of sales were $2,387,307 for the three months ended September 30, 2022 compared to $3,217,911 for the same period in 2021, a decrease of $830,604, or 25.8%. Cost of sales were $8,707,096 for the nine months ended September 30, 2022 compared to $7,211,807 for the same period in 2021, an increase of $1,495,289, or 20.7%. The increase was due to additional material costs due to higher quantities of simulator systems and accessories sold. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $2,516,090 for the three months ended September 30, 2022 compared to $2,875,352 for the same period in 2021, a decrease of $359,262, or 12.5%. Gross profit was $10,946,912 for the nine months ended September 30, 2022 compared to $8,578,557 for the same period in 2021, an increase of $2,368,355, or 27.6%. The gross profit margin for the three months ended September 30, 2022 and 2021 was 51% and 47%, respectively. The gross profit margin was 56% for the nine months ended September 30, 2022 and 54% for the same period in 2021. The increase in gross profit was due to the product mix of systems, accessories and services sold.

Operating Expenses. Net operating expense was $3,587,990 for the three months ended September 30, 2022 compared to $2,609,772 for the same period in 2021, an increase of $978,218, or 37.5%. Net operating expense was $10,265,886 for the nine months ended September 30, 2022 compared to $6,928,154 for the same period in 2021, an increase of $3,337,732, or 48.2%. The increase was primarily due to expenses related to the move into the new building, Orlando location, and increased payroll costs.

Operating Income (Loss). Loss from operations was $1,071,900 for the three months ended September 30, 2022 compared to income of $265,580 for the same period in 2021, a decrease of $1,337,480 or 503.6%. Operating income was $681,026 for the nine months ended September 30, 2022 compared to $1,650,403 for the same period in 2021, a decrease of $969,377, or 58.7%.

Other Income (Expense). Other income net of other expense was $46,336 for the three months ended September 30, 2022 compared to other income net of other expense of $1,330,681 for the same period in 2021, a decrease of $1,284,345, or 96.5%, primarily from the forgiveness of the PPP Loan  of $1,320,714. Other income net of other expense was $28,542 for the nine months ended September 30, 2022 compared to other income net of other expense of $1,346,397 for the same period in 2021, a decrease of $1,317,855, or 97.9%.

Provision (Benefit) for Income Tax. Income tax benefit was $222,683 for the three months ended September 30, 2022 compared to an income tax expense of $253,289 for the same period in 2021, a decrease of $475,972, or 187.9%. Income tax expense was $148,001 for the nine months ended September 30, 2022 compared to an income tax expense of $469,306 for the same period in 2021, a decrease of $321,305, or 68.5%. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net loss was $802,881 for the three months ended September 30, 2022, compared to net income of $1,342,972 for the same period in 2021, a decrease of $2,145,852, or 159.8%. Net income was $561,567 for the nine months ended September 30, 2022 compared to $2,527,494 for the same period in 2021, a decrease of $1,965,927, or 77.8%. The fluctuations in net income (loss) relate to each respective section discussed above.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change

Net Income (Loss)	$(802,881)	$1,342,972	$(2,145,853)	-160%	$561,567	$2,527,494	$(1,965,927)	78%
Adjustments:
Provision for income taxes	(222,683)	253,289	(475,972)	-188%	148,001	469,306	(321,305)	-68%
Depreciation and amortization	423,069	166,098	256,971	155%	659,775	367,253	292,522	80%
EBITDA	$(602,495)	$1,762,359	$(2,364,854)	-134%	$1,369,343	$3,364,053	$(1,994,710)	-59%
Right of use amortization	131,221	78,001	53,220	68%	291,879	231,300	60,579	26%
Gain on forgiveness of note	-	(1,320,714)	1,320,714	-100%	-	(1,320,714)	1,320,714	-100%

Adjusted EBITDA	$(471,274)	$519,646	$(990,920)	-191%	$1,661,222	$2,274,639	$(613,147)	-27%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $15,673,154 and $19,708,565 of cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively. Working capital was $25,726,256 and $25,944,717 as of September 30, 2022 and December 31, 2021, respectively.

Net cash used in operating activities was $1,452,599 for the nine months ended September 30, 2022 and net cash provided by operating activities was $1,362,626 for the nine months ended September 30, 2021. Net cash used in operating activities resulted primarily from an increase in inventory, offset by a decrease in accounts receivable, as well as other changes in operating assets and liabilities.

Net cash used in investing activities was $2,444,074 for the nine months ended September 30, 2022, compared to net cash used in investing activities of $12,035,043 for the nine months ended September 30, 2021. Investing activities in 2022 and 2021 consisted of purchases of intangible assets, manufacturing equipment, and purchases of property and equipment (see Note 3).

Net cash used in financing activities was $138,738 for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $25,376,276 for the nine months ended September 30, 2021. In 2022, cash was used primarily for principal payments of debt, offset by proceeds from the exercise of stock options, compared to financing activities in 2021 which consisted of stock options exercised, stock issued for service, and proceeds from long-term debt, offset by the forgiveness of the PPP loan, and principal payments on note payable.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $26,631,879 for the nine months ended September 30, 2022. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2022, the Company’s backlog was $28,300,000. Management estimates the majority of the new bookings received in the first nine months of 2022 will be converted to revenue in 2022 and early 2023. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer. Additionally, due to the impact of COVID-19, management’s estimates will change in accordance with federal and state guidelines. To date, the COVID-19 restrictions and/or supply chain/staffing challenges have resulted in reduced customer shipments and customer system installations. These developments are expected to result in lower recognized revenue, possible order cancellations and possibly lower gross margin when they occur. To date, there have been minimal order cancellations and some delays. Delayed orders remain in backlog.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that there have been no changes in our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on August 2, 2022.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to September 30, 2022, we are implementing more formal review and documentation of workflow processes, and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to our unaudited financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Restricted Stock Unit Agreement - John F. Givens II (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed August 2, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: November 14, 2022	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President
(principal executive officer)

	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer
(principal executive officer and interim principal accounting officer)

