Form 10-K
period 2022-12-31
VirTra, Inc
filed 2023-03-31
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2022, was approximately $49,979,961.

As of March 30, 2023, the registrant had 10,924,724 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Annual Report on Form 10-K. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the Securities and Exchange Commission (the “SEC”) before making any investment decision with respect to our securities. All forward-looking statements attributable to us or people acting on our behalf are expressly qualified in their entirety by this cautionary statement.

ITEM 1. BUSINESS.

Our Corporate History

We are a corporation organized and existing under the laws of the State of Nevada. The original business started in 1993 as Ferris Productions, Inc. In September 2001, Ferris Productions, Inc. merged with GameCom, Inc. to ultimately become VirTra Systems, Inc., a Texas corporation.

Effective as of October 1, 2016, we completed a conversion from a Texas corporation to a Nevada corporation pursuant to a Redomestication Plan of Conversion (the “Plan of Conversion”) that was approved by our Board of Directors on June 23, 2016, and by our stockholders on September 16, 2016.

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

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”), located in Chandler, Arizona, is a global provider of judgmental use of force training simulators and firearms training simulators for the law enforcement, military, and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through highly effective virtual reality and simulator technology.

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

Business Strategy

We have two main customer groups, namely, law enforcement, and military. These are different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services, as well as to continue incremental improvements to existing product lines. In some cases, the Company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practice is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms courseware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons. These drop-in conversion kits fit into real weapons but safely simulate the most powerful recoil on the market and even lock-back when out-of-ammunition or simulating a dud. True-Fire™ is a patented solution that uniquely empowers VirTra customers with such reliable and accurate firing events so they can perform simulator-based weapon qualification and courses of fire (COF). During 2022, VirTra’s engineering team further enhanced True-Fire™ technology with new patent pending features. In addition, VirTra has formulated the unique ArmorGen(TM) coating to certain recoil kit parts to increase durability and reduce maintenance requirements beyond any other coating we have tested.

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	VirTra has installed a volumetric video capture studio in order to create training scenarios that could work in either screen-based simulators or in headset-based simulators. Volumetric video realism far exceeds that of computer-generated avatars which likely gives VirTra a strategic advantage for highly desired de-escalation training, especially when simulating human interaction is required.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Operations and Suppliers

We produce some of our own products. We also rely on a variety of suppliers. Management is uncertain whether we might encounter future delays with suppliers that would have a material impact on us.

Competition and Competitive Landscape

We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly but are sometimes closely related to the products we offer. Axon, Laser Shot, Inc., InVeris, MILO, and Ti Training Corp are our main competitors in some or all our markets.

We believe that our products and services are superior to those offered by our competitors based on our association with industry experts, the strength in developing a more effective training solution ecosystem, our patented products and our extensive library of training content that would require time and a substantial investment by a competitor to offer a comparable product.

VirTra buys and tests new headsets on a regular basis and has made some software and content preparations to add a headset-based product to our offerings. VirTra recoil kits, return fire devices and other accessories would likely also work with a headset-based product.

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

Our patent portfolio includes seven issued U.S. patents, which expire between 2025 and 2037. In 2019, VirTra completed an Asset Purchase Agreement with Tiberius Technology, LLC, that included purchase of a patent and two pending patents, all patent ownership was transferred effective March 13, 2019, and the two pending patents were issued as patents. In 2022, we submitted patent applications that will remain confidential until awarded or will remain confidential if not awarded or abandoned.

We own the trademarks for “VirTra,” “VirTra Systems”, “Threat-Fire”, “ArmorGen” and many other branding trademarks. These trademarks are registered in the United States. We consider the protection of our trademarks to be important to our business.

We also have copyright protection for our intellectual property produced for use in our products.

We rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. However, we may be unable to detect the unauthorized use of or take appropriate steps to enforce our intellectual property rights. Effective trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Research and Development

During the years ended December 31, 2022, and 2021, our research and product development expenses were $2,606,840 and $1,865,880, respectively.

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

Employees

As of March 10, 2023, we employed 121 full-time employees. We maintain a satisfactory working relationship with our employees

Operations

Our operations are conducted from our principal executive office in Chandler, Arizona. In 2022 we opened a facility in Orlando Fl to support east coast operations. We do not currently have any employees internationally; however, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2022, we have performed sales contracts and warranty service obligations in the U.S. and various foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a customer located in the foreign country, or pursuant to a contract between our company and a U.S. government agency (such as the U.S. Department of State). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. Federal, state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2022. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts and could decrease our backlog or otherwise materially harm our business, prospects, financial condition or results of operations include:

●	budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transit agencies and regional transit agencies, and changes in fiscal policies or a reduction of available funding;

●	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

●	disruptions in our customers’ ability to access funding from capital markets;

●	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

●	the adoption of new laws or regulations pertaining to government procurement;

●	government appropriations delays or blanket reductions in departmental budgets;

●	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

●	increased use of shorter duration awards, which increases the frequency we may need to recompete for work;

●	impairment of our reputation or relationships with any significant government agency with which we conduct business;

●	decreased use of small business set asides or changes to the definition of small business by government agencies;

●	increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

●	increased aggressiveness by the government in seeking rights in technical data, computer software, and computer software documentation that we deliver under a contract, which may result in “leveling the playing field” for competitors on follow-on procurements;

●	impairment of our ability to provide third-party guarantees and letters of credit;

●	delays in the payment of our invoices by government payment offices; and

●	national or international health emergencies, such as the COVID-19 public health pandemic.

Government spending priorities and terms may change in a manner adverse to our businesses.

A significant percentage of our revenue comes from domestic or foreign police and military forces. If these government entities must cut their budgets, it is possible that we will lose this source of revenue, which could materially adversely affect our business, prospects, financial condition or results of operations. We are working on diversifying our business so that we are not as dependent, but there is no assurance that we will be successful at doing so.

Intense competition could negatively impact on our sales and operating results.

Our products are sold in highly competitive markets with limited barriers to entry. We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly but are sometimes closely related to the products we offer (see Competition and Competitive Landscape Discussion in Item 1 above).

We believe that our products and services are superior to those offered by our competitors based on our strength in developing higher quality software solutions, our patented accessories and our extensive library of training scenario content that would require a substantial investment of money and time by a competitor to offer a comparable product. The introduction by competitors of lower-priced or more innovative products could, however, result in a significant decline in our revenues and have a material adverse effect on our operating results, financial position and cash flow.

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

Decline in federal, state, or local government spending would likely negatively affect our product revenues and earnings.

The success of each of the products we plan to sell depends substantially on the amount of funds budgeted by federal, state and local government agencies that make up our current and potential customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may result in lower tax revenues that could lead to reductions in government spending, especially spending for discretionary simulation training products such as ours. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.

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

In addition, for us to obtain certain technical know-how from foreign vendors and to collaborate on improvements on such technology with foreign vendors, we may need to obtain U.S. government approval for such collaboration through manufacturing license or technical assistance agreements approved by U.S. government export control agencies. The U.S. government has the right, without notice, to revoke or suspend export licenses and authorizations for reasons of foreign policy, issues over which we have no control. Failure to receive the required licenses or authorizations would hinder our ability to export our products, data and services and to use some advanced technology from foreign sources. This could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the foreign countries where we sell our products and services. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

The markets for law enforcement and military simulation training are highly competitive and include many new competitors as well as increased competition from established companies expanding their production and marketing of products. Despite owning patents, trademarks and copyrights, our current and future competitors could manufacture and sell products with performance characteristics and functionality like the products we sell and that we plan to sell. Some of our competitors are large companies with strong worldwide brand recognition that have significantly greater financial, distribution, marketing and other resources than we do (see Competition and Competitive Landscape section above). Some of our competitors have significant competitive advantages, including longer operating histories, larger sales forces, bigger advertising budgets, better brand recognition, greater economies of scale and long-term relationships with key military customers that are potentially highly valuable because of the significant volume that our competitors sell to them.

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

Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or are beyond our control, such as product or raw material scarcity, adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. We are actively monitoring the economic instability and its potential impact on our supply chain and operations. Although our products are manufactured in North America and we source the significant majority of our ingredients and raw materials from North America, due to current and potential future port closures and other restrictions resulting from the outbreak, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.

Some of the components of our products pose potential safety risks which could create potential liability exposure for us.

Some of the components of our products contain elements that may pose potential safety risks. In addition to these risks, there can be no assurance that accidents in the facilities that use our products will not occur. Any accident, whether occasioned using all or any part of our products or technology or by our customers’ operations, could adversely affect commercial acceptance of our products and could result in claims for damages resulting from injuries or death. Any of these occurrences would materially adversely affect our operations and financial condition. If our products fail to perform as specified, users of these products may assert claims for substantial amounts. These claims could have a materially adverse effect on our financial condition and results of operations. There is no assurance that the amount of the general product liability insurance that we maintain will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost, or at all.

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

Litigation, or participation in administrative proceedings, may be necessary to protect our proprietary rights. This type of litigation can be costly and time consuming and could divert company resources and management attention to defend our rights, and this could harm us even if we were to be successful in the litigation and there is no guarantee we would be successful in such litigation. In the absence of patent protection, and despite our reliance upon our proprietary confidential information, our competitors may be able to use innovations like those used by us to design and manufacture products directly competitive with our products. In addition, no assurance can be given that others will not obtain patents that we will need to license or design around. To the extent any of our products are covered by third-party patents, we could need to acquire a license under such patents to develop and market our products.

Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so. In addition, competition is intense, and there can be no assurance that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. In the event of patent litigation, we cannot assure you that a court would determine that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for those inventions. If existing or future third-party patents containing broad claims were upheld by the courts or if we were found to infringe third-party patents, we may not be able to obtain the required licenses from the holders of such patents on acceptable terms, if at all. Failure to obtain these licenses could cause delays in the introduction of our products or necessitate costly attempts to design such patents, or could foreclose the development, manufacture or sale of our products. We could also incur substantial costs in defending ourselves in patent infringement suits brought by others and in prosecuting patent infringement suits against infringers.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through non-disclosure and confidentiality agreements with our customers, employees, consultants, and entities with which we maintain strategic relationships. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. The company has implemented new standards such as the lease and revenue standards without using the extended option. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Until such a time, however, we cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of our securities may be more volatile.

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

We do incur significantly increased costs because of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

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

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve the existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our Common Stock, and could adversely affect our ability to access the capital markets.

Risks Relating to Our Stock

NASDAQ may delist our Common Stock from trading on its exchange, which could limit stockholders’ ability to trade our Common Stock.

Our Common Stock is listed for trading on NASDAQ and requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis to continue the listing of our Common Stock. If we fail to meet these continued listing requirements, our Common Stock may be subject to delisting. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

Our Common Stock price is likely to be highly volatile because of several factors, including limited public fluctuation.

The market price of our Common Stock has been volatile in the past and the market price of our Common Stock could be volatile in the future. You may not be able to resell shares of our Common Stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results, including the loss of a large or key customer or vendor;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a few reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of Common Stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our Common Stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of companies. These broad market fluctuations may adversely affect the trading price of our Common Stock, regardless of our actual operating performance.

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

We may need to raise additional capital. If we are unable to raise the necessary additional capital, our business may fail, or our operating results and our stock price may be materially adversely affected.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 10,924,724 shares of our Common Stock outstanding as of March 30, 2023, 7,500 shares are restricted subject to Rule 144 with the remaining shares tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

Our equity incentive plan allows us to issue stock options and award shares in our Common Stock. We may in the future create additional equity incentive plans, which may at that time require us to file a registration statement under the Securities Act to cover the issuance of shares upon the exercise or vesting of awards granted or otherwise purchased under those plans. As a result, any shares issued or granted under the plans may be freely tradable in the public market. If equity securities are issued under the plans, if implemented, and it is perceived that they will be sold in the public market, then the price of our Common Stock could decline substantially.

No holders of any shares of our Common Stock have the right to require us to file registration statements for the public resale of such shares.

The provisions of our Articles of Incorporation and Bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and our Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired more than certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. Further, our Articles of Incorporation authorize the issuance of up to 2,500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors at their sole discretion. Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

We have never paid dividends on our Common Stock and have no plans to do so in the future.

Holders of shares of our Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of Common Stock, and we do not expect to pay cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operations of our business. Therefore, any return investors in our Common Stock may have will be in the form of appreciation, if any, in the market value of their shares of Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. In addition, we lease approximately 5,131 rentable square feet of office and industrial space within the same business complex as our main office from an unaffiliated third party for our machine shop at 7910 South Kyrene Road, Tempe, Arizona 85223. Both properties are under the same lease agreement which expires in April 2024. In 2022, the Company moved all the operations from 7970 South Kyrene into the newly purchased building on 295 East Corporate Place. The plan will be to move the rest of the operations from 7910 Kyrene into the 295 East Corporate Place location by May of 2023.

On August 25, 2021, we purchased an industrial building of approximately 76,650 square feet situated on approximately 4.3 acres at 295 East Corporate Place in Chandler, Arizona. We believe that this building allows for our expected growth in simulator development and production, recoil kit development and production, training content creation as well as administrative, customer and technology support as we plan to scale. Approximately 15,000 square feet of the new building housed two pre-existing tenants with multi-year rent agreements, and we canceled the leases of both tenants and took ownership of 11,775 square feet on October 1, 2022. We have given notice to the second tenant, and we will take over the additional 5,207 square feet as of May 1, 2023. Ultimately, we expect this purchase to result in spending less per month on facilities while having access to a larger and centralized facility to enhance efficiency.

On June 1, 2022, we moved into a newly leased space in Orlando, Florida, that is approximately 9,350 square feet. We believe this space will be instrumental in growing our military business and supporting an east coast customer service

ITEM 3. LEGAL PROCEEDINGS.

There is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.”

Holders of Common Stock

As of March 30, 2023, 10,924,724 shares of our Common Stock were outstanding and held by approximately 36 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in those forward-looking statements because of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The VirTra firearms training simulator allows marksmanship and realistic scenario-based training to take place daily without the need for a shooting range, protective equipment, role players, safety officers, or a scenario-based training site. We have developed a higher standard in simulation training including capabilities such as: multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire® shoot-back system, powerful gas-powered simulated recoil weapons, and more. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor can teach and re-mediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

Business Strategy

We have two main customer groups, namely, law enforcement and military. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practices is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms courseware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	VirTra has installed a volumetric video capture studio in order to create training scenarios that could work in either screen-based simulators or in headset-based simulators. Volumetric video realism far exceeds that of computer-generated avatars which likely gives VirTra a strategic advantage for highly desired de-escalation training, especially when simulating human interaction is required.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Results of operations for the years ended December 31, 2022, and December 31, 2021

Revenues. Revenues were $28,302,244 for the year ended December 31, 2022, compared to $24,434,056 for the same period in 2021, representing an increase of $3,868,188 or 16%. The increase was the result of increases in sales of simulators, STEP sales, accessories, curriculum and training, and recurring extended warranty revenue in 2022.

Cost of Sales. Cost of sales were $12,047,366 for the year ended December 31, 2022, compared to $13,028,844 for the same period in 2021, representing a decrease of $981,478, or 7.5%. The year-over-year decrease was due to a significant increase in capitalized labor as multiple projects are set to complete in 2023 as well as an increase in recurring STEP revenue that has no associated cost of sales for future years.

Gross Profit. Gross profit was $16,254,878 for the year ended December 31, 2022, compared to $11,405,212 for the same period in 2021, representing an increase of $4,849,666 or 43%. The gross profit margin was 57% for the year ended December 31, 2022, and 47% for the same period in 2021. The increase in gross profit was primarily due to the increase in simulator system sales and recurring STEP revenue that helped to increase revenue while decreasing COGS.

Operating Expenses. Net operating expense was $13,661,173 for the year ended December 31, 2022, compared to $9,951,175 for the same period in 2021, representing an increase of $3,709,998, or 37%, with general and administrative expenses increasing by $2,969,038 or 37% and research and development expenses increasing by $740,960 or 40%. The increase in general and administrative expenses was driven by an increase in marketing expenses as the tradeshows begin to open back up in 2022 as well as costs related to the moving of facilities and opening the new facility in Orlando.

Income from Operations. Income from operations was $2,593,705 for the year ended December 31, 2022, compared to $1,454,037 for the same period in 2021, representing an increase of $1,139,668, or 78%, resulting from an increase in revenue, and a decrease in cost of goods despite an increase in operating expenses

Other Income (Expense). Other expense net of other income was $66,165 for the year ended December 31, 2022, compared to net other income $1,332,102 for the same period in 2021, representing a decrease of $1,398,267. For the year ended December 31, 2021, we recognized gain resulting from the one-time event of the forgiveness a PPP loan of $1,320,714.

Income Tax Expense. Income tax expense was $571,642 for the year ended December 31, 2022, compared to an expense of $246,050 for the same period in 2021, representing an increase in expense of $325,592 or 132%.

Net Income. Net income was $1,955,898 for the year ended December 31, 2022, compared to $2,540,089 for the same period in 2021, representing a decrease of $584,191 or 23%, This variance is mostly driven by the difference in no PPP loan forgiveness and an increase in income tax expense. Without the PPP forgiveness in 2021 the net income would have been $1,219,375, representing an increase of $736,523 or 60% in 2022 over 2021.

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

	For the Years Ended
	December 31,	December 31,	Increase	%
	2022	2021	(Decrease)	Change

Net Income (Loss)	$1,955,898	$2,540,089	$(584,191)	-23%
Adjustments:
(Provision) Benefit for income taxes	571,642	246,050	325,592	132%
Depreciation and amortization	887,118	589,059	298,059	51%
Interest (net)	190,772	35,673	155,099	435%
EBITDA	$3,605,430	$3,410,871	$194,559	6%
Impairment loss on That’s Eatertainment, former related party	-	-	-
Right of use amortization			-
Reserve for note receivable	-	-	-
Gain on forgiveness of note	-	(1,320,714)	1,320,714	-100%

Adjusted EBITDA	$3,605,430	$2,090,157	$1,515,273	72%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $13,483,597 and $19,708,565 cash and cash equivalents as of December 31, 2022, and 2021, respectively. Working capital was $24,339,089 and $25,944,717 as of December 31, 2022 and 2021, respectively.

Net cash used in operating activities was $2,693,351 for the year ended December 31, 2022, as compared to $125,743 of cash used in operating activities for the year ended December 31, 2021. Net cash used in operating activities for the year ended December 31, 2022, resulted primarily from increases in inventory, accounts payable and accrued compensation and unbilled revenue, offset by decreases in accounts receivable and prepaids well as other changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2021 resulted primarily from increases in accounts receivable, inventory, accounts payable and accrued compensation, offset by decreases in unbilled revenue and deferred revenue as well as other changes in operating assets and liabilities.

Net cash used in investing activities was $3,341,198 for the year ended December 31, 2022, and net cash used by investing activities was $3,735,784 for the year ended December 31, 2021. Investing activities in 2022 and 2021 primarily consist of purchases of property and equipment.

Net cash used in financing activities was $190,419 for the year ended December 31, 2022, as compared to $16,728,108 provided by financing activities for the year ended December 31, 2021. Financing activities in 2022 consisted mainly of debt repayments. Financing in 2021 consisted of the issuance of additional common stock for cash and stock options exercised, offset by debt repayment.

Backlog

The Company defines bookings as the total number of newly signed contracts and purchase orders received in a defined period. The Company received bookings totaling $6.4 million for the three months ended December 31, 2022. The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of December 31, 2022, the Company’s backlog was $27.7 million.

Management estimates the majority of the new bookings received in the fourth quarter of 2022, will be converted to revenue in 2023. Management’s estimate for the conversion of backlog is based on current contract delivery dates, however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating our company and maintaining our current business strategy for more than 12 months from the filing of this Annual Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to purchase a business or assets, expand our production capacity, expand our product and services, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

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

Basis of Presentation and Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption, we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. Actual results could differ significantly from those estimates.

Allowance for Doubtful Accounts

The Company only ships products when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. The assessment of a customer’s creditworthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. If any sales are made that ultimately become uncollectible, the Company charges the uncollected amount against a reserve for uncollectible accounts. This reserve is established and adjusted from time to time based on management’s assessment of each outstanding receivable and the likelihood of it being collected.

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

We periodically perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Revenues include sales of products and services and are in net of discounts. Product sales consist of simulators, upgrade components, scenarios, scenario software, recoil kits, Threat-Fire® and other accessories. Services include installation, training, limited assurance-type warranties, extended service-type warranty agreements and related support.

We determined our revenue recognition through the identification of the contract with a customer, identification of the performance obligations within the contract, determination of the transaction price, allocation of the transaction price to the performance obligations within the contract and recognition of revenue when, or as, the performance obligations have been satisfied.

In reviewing our contracts, the identification of the performance obligations within the contracts, allocation of the transaction price to the performance obligations and the point when performance obligations were satisfied required significant judgment. In identifying the performance obligations, the Company considered whether the customer has a reasonable expectation that the Company will provide those goods or services and would view those goods or services as part of the negotiated exchange. The Company believes that, generally, our performance obligations are explicit in the contracts. The Company allocates the transaction price to the performance obligations based on the relative standalone selling price basis. This required consideration and determination of the stand-alone selling price for each distinct good or service using various sources of information. Under ASC 606, the Company recognizes revenue only when it satisfies a performance obligation by transferring the good or service to the customer. To determine when the performance obligation had been transferred to the customer, the Company considered control of the performance obligation transferred once the customer had the right and ability to direct the use of the product or service and the customer obtained substantially all the remaining benefit from the products and services.

Stock-Based Compensation

The Company calculates the cost of awards of equity instruments based on the grant date fair value of the awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates.

The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as we did not have sufficient historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. The estimated fair value of stock-based compensation awards and other options is amortized on a straight-line basis over the relevant vesting period. Share-based compensation expense is recognized based on awards ultimately expected to vest. Forfeitures are recorded in subsequent periods when they occur.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VirTra, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

March 31, 2023

PCAOB #457

We have served as the Company’s auditor since 2022

VIRTRA, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

Current assets:
Cash and cash equivalents	$13,483,597	$19,708,565
Accounts receivable, net	3,002,887	3,896,739
Inventory, net	9,592,328	5,014,924
Unbilled revenue	7,485,990	3,946,446
Prepaid expenses and other current assets	531,051	940,887

Total current assets	34,095,853	33,507,561

Long-term assets:
Property and equipment, net	15,267,133	12,864,766
Operating lease right-of-use asset, net	1,212,814	784,306
Intangible assets, net	587,777	535,079
Security deposits, long-term	35,691	19,712
Other assets, long-term	376,461	189,734
Deferred tax asset, net	2,238,762	1,674,234

Total long-term assets	19,718,638	16,067,831

Total assets	$53,814,491	$49,575,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,251,240	$789,394
Accrued compensation and related costs	1,494,890	1,062,078
Accrued expenses and other current liabilities	1,917,922	991,744
Note payable, current	232,537	236,291
Operating lease liability, short-term	557,683	347,772
Deferred revenue, short-term	4,302,492	4,135,565

Total current liabilities	9,756,764	7,562,844

Long-term liabilities:
Deferred revenue, long-term	1,605,969	1,992,625
Note payable, long-term	8,050,116	8,280,395
Operating lease liability, long-term	720,023	505,383
Other long term liabilities	-	5,436

Total long-term liabilities	10,376,108	10,783,839

Total liabilities	20,132,872	18,346,683

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,924,724 shares issued and outstanding as of December 31, 2022 and 10,898,259 shares issued and outstanding as of September 30, 2022	1,089	1,081
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	31,420,395	30,923,391
Retained earnings	2,260,135	304,237

Total stockholders’ equity	33,681,619	31,228,709

Total liabilities and stockholders’ equity	$53,814,491	$49,575,392

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2022	December 31, 2021

Revenues:
Net sales	$28,302,244	$24,434,056
Total revenue	28,302,244	24,434,056

Cost of sales	12,047,366	13,028,844

Gross profit	16,254,878	11,405,212

Operating expenses:
General and administrative	11,054,333	8,085,295
Research and development	2,606,840	1,865,880

Net operating expense	13,661,173	9,951,175

Income (loss) from operations	2,593,705	1,454,037

Other income (expense):
Other income	194,523	97,100
Gain on forgiveness of note payable	-	1,320,714
Other (expense) income	(260,688)	(85,712)

Net other income (expense)	(66,165)	1,332,102

Income (Loss) before provision for income taxes	2,527,540	2,786,139

Provision (Benefit) for income taxes	571,642	246,050

Net income (loss)	$1,955,898	$2,540,089

Net income (loss) per common share:
Basic	$0.18	$0.25
Diluted	$0.18	$0.25

Weighted average shares outstanding:
Basic	10,863,680	10,007,386
Diluted	10,873,606	10,060,748

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’S EQUITY

For Years Ended December 31, 2022, and 2021

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated Deficit /Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2020	-	$-	7,775,030	778	13,893,660	$-	(2,235,852)	11,658,586

Stock Options Exercised	-	-	7,500		11,320	-	-	11,320
Stock issued for cash in offering, Net	-	-	3,000,000	300	16,794,700	-	-	16,795,000
Stock issued for services	-	-	24,600	3	171,213	-	-	171,216
Stock reserved for future services	-	-	-	-	52,498			52,498
Net Income	-	-	-	-	-	-	2,540,089	2,540,089
Balance at December 31, 2021	-	$-	10,807,130	1081	30,923,391	$-	304,237	31,228,709

Stock Options Exercised	-	-	17,500	1	40,844	-	-	40,845
Stock issued for cash in offering, Net	-	-	-	-	-	-	-	-
Stock issued for services	-	-	76,129	6	349,995	-	-	350,001
RSU’s issued (stock for services)	-	-	-	1	760	-	-	761
Stock reserved for future services	-	-	-	-	105,405	-		105,405
Net income	-	-	-	-		-	1,955,898	1,955,898
Balance at December 31, 2022	-	$-	10,824,630	1089	31,420,395	$-	2,260,135	33,681,619

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income	$1,955,898	$2,540,089
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	887,118	589,059
Right of use amortization	412,335	310,221
Deferred taxes	(564,528)	217,766
Gain on forgiveness of note payable	-	(1,329,280)
Employee stock compensation	456,167	223,716
Changes in operating assets and liabilities:
Accounts receivable, net	893,852	(2,518,469)
Inventory, net	(4,577,404)	(1,498,927)
Unbilled revenue	(3,539,544)	1,462,152
Prepaid expenses and other current assets	409,836	(558,442)
Other assets	(186,727)	310,380
Security deposits, long-term	(15,979)	66,788
Accounts payable and other accrued expenses	1,811,646	881,662
Operating lease liability	(416,292)	(321,727)
Deferred revenue	(219,729)	(500,731)

Net cash (used in) operating activities	(2,693,351)	(125,743)

Cash flows from investing activities:

Purchase of intangible assets	(120,016)	(287,106)
Purchase of property and equipment	(3,221,182)	(3,448,678)
Net cash (used in) investing activities	(3,341,198)	(3,735,784)

Cash flows from financing activities:
Repurchase of stock options	-	-
Principal payments of debt	(231,264)	(78,212)
Stock issued for cash in offering, net	-	16,795,000
Stock options exercised	40,845	11,320
Net cash provided by (used in) financing activities	(190,419)	16,728,108

Net increase (decrease) in cash and restricted cash	(6,224,968)	12,866,581
Cash and restricted cash, beginning of period	19,708,565	6,841,984
Cash and restricted cash, end of period	$13,483,597	$19,708,565

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Income taxes paid (refunded)	$108,777	$99,035
Interest paid	128,507	85,703

Supplemental disclosure of non-cash investing and financing activities:
Conversion of inventory to property and equipment	$294,016	$334,637
Entry into new Operating lease (ROU Asset/Liability)	840,843
Note for purchase of property	-	8,600,000

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

Revenue Recognition

The Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer (Topic 606) (“ASC 606”) on January 1, 2018, and the Company elected to use the modified retrospective transition method which requires application of ASC 606 to uncompleted contracts at the date of adoption. The adoption of ASC 606 did not have a material impact on the financial statements.

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

	Year ended December 31,
	2022				2021
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$1,542,752	$18,241,100	$3,747,746	$23,531,598	$2,890,848	$12,302,223	$4,073,008	$19,266,079
Extended service-type warranties	117,984	2,647,908	75,895	2,841,787	107,289	2,716,436	101,111	2,924,836
Customized software and content	-	776,930	231,555	1,008,485	57,200	1,139,841	112,869	1,309,910
Installation and training	101,280	706,021	104,407	911,708	102,882	677,930	143,587	924,399
Licensing and royalties	8,666	-	-	8,666	8,832	-	-	8,832
Total Revenue	$1,770,682	$22,371,959	$4,159,603	$28,302,244	$3,167,051	$16,836,430	$4,430,575	$24,434,056

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the year ended December 31, 2022, governmental customers comprised $22,371,959, or 79% of total net sales, commercial customers comprised $1,770,682 or 6% of total net sales and international customers comprised $4,159,603, or 15% of total net sales. By comparison, for the year ended December 31, 2021, governmental customers comprised $16,836,430, or 79% of total net sales, commercial customers comprised $1,770,682 or 13% of total net sales and international customers comprised $4,430,575, or 15% of total net sales. For the years ended December 31, 2022 and 2021, the Company recorded $1,963,562 and $1,963,562, respectively, in STEP revenue, or 8.0% and 4.2%, respectively, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $2,719,108 and $2,371,531 on December 31, 2022 and 2021 respectively. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $1,962,782 and $1,550,333, respectively, related to customer deposits that were included in deferred revenue, long-term, at the beginning of each period. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,583,384~~,~~ and $1,764,034 on December 31, 2022 and 2021, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,601,472 and $1,815,871 on December 31, 2022 and 2021, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $358,000 and $384,000 on December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $2,841,788 and $2,924,836, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

STEP Revenue

The Company’s STEP operations consist principally of renting its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any rental payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for an additional 12-month period. Agreements may be terminated by either party upon written notice of termination at least sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at their fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee. Management notes with 4-year history of providing this service and additional revenue stream the company has only had cancellation of a total of 5 STEP agreements before the 5-year end date of the contract this equates to less than 5% of all agreements

Fair Value Measurements

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, notes payable and accrued liabilities. The carrying amount of cash and cash equivalents, receivable, payables and accruals approximates fair value die to the short-term nature of these items. The notes payables also approximates fair value based on evaluations of market interest notes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

Certificates of Deposit and Mutual Funds

The Company invests its excess cash in certificates of deposit and money market mutual funds issued by financial institutions with high credit ratings. The certificates of deposit generally have an average maturity of approximately six months and are subject to penalties for early withdrawal. The money market mutual funds are open-ended and can be withdrawn at any time without penalty.

Accounts and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable do not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $35,039 and $35,432 at December 31, 2022 and 2021, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory reserves were $302,431 and $214,712 on December 31, 2022 and 2021, respectively.

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

Intangible Assets

Intangible assets on December 31, 2022 and 2021 are comprised of various patents. We compute amortization expense on the patents using the straight-line method over the estimated remaining useful lives of 16 years. We compute amortization expense on media content using the straight-line method over the weighted average remaining period which is 15 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in the cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expenses were $710,011 and $422,831 for the years ended December 31, 2022 and 2021, respectively. These costs include domestic and international trade shows, websites, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development expenses were $2,606,840 and $1,865,880 for the years ended December 31, 2022 and 2021, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 9. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $12,983,597 and $19,207,786 at December 31, 2022 and 2021, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

As of December 31, 2022 and 2021, the Company did not have any customer that accounted for more than 10% of total accounts receivable.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in financial statements or tax returns, judgment and interpretation of statutes are required.

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all its deferred tax asset and no valuation allowance was recorded on December 31, 2022 and 2021.

The Company did not recognize any assets or liabilities relative to uncertain tax positions on December 31, 2022 and 2021. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits because of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions on December 31, 2022 or 2021.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2016 and 2022; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. On December 31, 2022 and 2021, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. See Note 9. Commitments and Contingencies and Note 11. Stockholders’ Equity regarding stock-based awards made during the year ended December 31, 2022 and 2021.

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

Net Income (Loss)per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Twelve Months Ended December 31,
	2022	2021

Net Income (loss)	$1,955,898	$2,540,089
Weighted average common stock outstanding	10,863,680	10,007,386
Incremental shares from stock options	9,918	53,362
Weighted average common stock outstanding, diluted	10,873,606	10,060,748

Net income (loss) per common share and common equivalent share
Basic	$0.18	$0.25
Diluted	$0.18	$0.25

The Company has potentially dilutive securities outstanding that are not included in the diluted earnings per share calculation for the years ended December 31, 2022 and 2021 because their effect would be anti-dilutive. These potentially dilutive securities, comprised entirely of the Company’s stock options, totaled 11,250 and 0 for the years ended December 31, 2022 and 2021, respectively.

Note 2. Inventory

Inventory consisted of the following as of:

	December 31, 2022	December 31, 2021

Raw materials and work in process	$9,894,759	$5,229,636
Reserve	(302,431)	(214,712)

Total inventory	$9,592,328	$5,014,924

During 2022, the Company evaluated some of the items included in inventory and determined that they were truly assets of the Company, including items used in its demonstration rooms. As such, we reclassified $294,016 as fixed assets on the Balance Sheet at December 31, 2022. During 2021, the Company evaluated the useful life of its spare parts inventory. As a result of this evaluation, the Company classified $136,241 of spare replacement parts as Other Assets, long-term on the Balance Sheet on December 31, 2021. In addition, during 2021, the Company transferred $334,637 from inventory to property and equipment.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2022	December 31, 2021

Land	$1,778,987	$1,778,987
Building & Building Improvements	9,129,364	9,005,205
Computer equipment	1,210,021	1,171,319
Furniture and office equipment	289,379	262,814
Machinery and equipment	2,788,803	1,970,007
STEP equipment	1,954,430	1,496,252
Leasehold improvements	347,384	334,934
Construction in Progress	1,749,332	7,000

Total property and equipment	19,247,700	16,026,518
Less: Accumulated depreciation and amortization	(3,980,567)	(3,161,752)

Property and equipment, net	$15,267,133	$12,864,766

Depreciation expenses, including STEP depreciation, were $818,816 and $585,279 for the years ended December 31, 2022 and 2021, respectively.

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

Upon closing, the Company assumed interest in two in-place leases. The first tenant took occupancy in November 2006 and is paying the annual Triple Net rate of $11.34 per square foot. The rate increased to $11.68 per square foot on November 1, 2021, increasing to $12.03 on November 1, 2022, the tenant was given notice in December 2022 and the lease will now expire on May 1, 2023. The second tenant took occupancy in November 2016 and is paying the annual rate of $9.00 per square foot. The lease expires October 31, 2024. This tenant has the option to extend the lease for 5 years through October 31, 2029, with a 5% increase to the rental rate for the first 3 years. The Company properly served notice to this tenant on December 31, 2021, that its lease was terminated on September 30, 2022.

December 31, 2021

Land	$1,778,987
Building and building improvements	$8,937,050
Acquired Lease Intangible Assets	$83,963

Total Purchase Price	$10,800,000

Note 4. Intangible Assets

Intangible assets consisted of the following as of:

	December 31, 2022	December 31, 2021
Patents	$160,000	$160,000
Capitalized media content	451,244	331,228
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	575,191
Less accumulated amortization	(107,430)	(40,112)

Intangible assets, net	$587,777	$535,079

Amortization expense was $67,318 and $23,075 for the years ended December 31, 2022 and 2021, respectively. The weighted average remaining period is 10.6 years.

Note 5. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our former corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the Fifth St. location to 7910 South Kyrene Road, located within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 2024. On June 1, 2022, we entered into a new lease of approximately 9,350 square feet located at 12301 Challenger Parkway, Orlando, Florida, from an unaffiliate third party through May 2027.

The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered any financing leases.

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

Effective June 1, 2022 the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $840,855. Effective January 1, 2019, the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $1,721,380 and derecognized $46,523 deferred rent for an adjusted operating lease right-of-use asset in the net amount of $1,674,857.

Balance Sheet Classification	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, beginning of period	$784,306	$1,094,527
Additional property in Orlando	840,843	-
Amortization for the year ended	(412,335)	(310,221)
Total operating lease right-of-use asset	$1,212,814	$784,306
Liabilities
Current
Operating lease liability, short-term	$557,683	$347,772
Non-current
Operating lease liability, long-term	720,023	505,383
Total lease liabilities	$1,277,706	$853,155

Future minimum lease payments as of December 31, 2022, under non-cancelable operating leases are as follows:

2023	$572,793
2024	317,938
2025	191,478
2026	196,311
2027	99,381

Total lease payments	1,377,901
Less: imputed interest	(100,195)
Operating lease liability	$1,277,706

The Company had a deferred rent liability of $0 on December 31, 2022 and 2021, relative to the increasing future minimum lease payments. Rent expenses for the years ended December 31, 2022 and 2021 were $559,084 and $356,555, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2022	December 31, 2021

Salaries and wages payable	$502,940	$422,562
Employee benefits payable	31,618	16,523
Accrued paid time off (PTO)	590,491	483,311
Profit sharing payable	369,841	139,682

Total accrued compensation and related costs	$1,494,890	$1,062,078

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2022	December 31, 2021

Manufacturer’s warranties	$358,000	$384,000
Warranties-other	-	-
Loss contingencies	-	-
Taxes payable	1,294,110	113,921
Miscellaneous payable	265,812	493,823

Total accrued expenses and other current liabilities	$1,917,922	$991,744

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

The note payable amounts consist of the following:

	December 31, 2022	December 31, 2021

Short-term liabilities:
Note payable, principal	$227,324	$231,871
Accrued interest on note	5,213	4,420

Note payable, short-term	$232,537	$236,291

Long-term liabilities:
Note payable, principal	$8,050,116	$8,280,395

Note payable, long term	$8,050,116	$8,280,395

Note 8. Related Party Transactions

During the years ended December 31, 2022 and 2021, the Company redeemed 27,500 and 35,000 previously awarded options reaching expiration from related parties, including the Company’s CEO, COO, an employee, a Board Director and other executive officers. These redemptions canceled the stock options and resulted in a total of $74,368 and $168,575 in additional compensation expense in 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, related parties exercised 17,500 and 7,500 previously awarded options for the exercise price of $40,855 and $11,320, respectively, resulting in issuance of common stock to the CEO and one member of the Board of Directors.

Mr. Richardson, who is a member of our Board of Directors until December 2022, was acting CEO of Natural Point, Inc. until May 14, 2021, a vendor of the Company. In 2021, the Company purchased specialized equipment from Natural Point in the amount of $33,840. On December 31, 2022, the Company had an outstanding balance payable to Natural Point of $0.

Mr. Givens was a member of our Board of Directors and is currently co-CEO of VirTra, Inc. He was President of Bohemia Interactive Simulations, Inc. until April 2022. In 2021, VirTra purchased gaming simulation software (VBS3) licenses from Bohemia for the amount of $11,950. On December 31, 2022, the Company had no outstanding balance payable to Bohemia.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time.

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that called for base annual salaries of $195,000 and $175,000, respectively, subject to cost-of-living adjustments, and containing automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments. As of December 31, 2022, the Chief Executive Officer’s base annual salary was $349,860.

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

On May 2, 2022, VirTra, Inc. announced the appointment of John F. Givens II as its co-Chief Executive Officer, effective April 11, 2022. Mr. Givens has been serving as a director of VirTra since November 2020. VirTra agreed to pay Mr. Givens an initial annual base salary of $298,990, subject to annual review. VirTra issued Mr. Givens a signing bonus of 64,815 shares of common stock which are restricted from transfer until the earlier of: i) 12 months of employment having lapsed or ii) the Company terminating employment with Mr. Givens without cause. Mr. Givens was granted 288,889 Restricted Stock Units, to be awarded based on achievement of certain performance goals over the next three years.

During August 2022, 168,090 Restricted Stock Units were forfeited upon the departure of the Chief Operating Officer.

Beginning on the last business day of August 2022, a tranche of restricted stock units may vest if the Company has achieved net profit (net income under GAAP) for the twelve months ending June 30, 2022, of at least $2,500,000. For every $500,000 earned more than $2,500,000 another tranche will vest. If the maximum net profits (net income under GAAP) of $7,000,000 is achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units may vest if the Company has achieved a net profit (net income under GAAP) of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit (net income under GAAP). This vesting arrangement continues with the last business day of August 2024, with the minimum net profit (net income under GAAP) threshold being $3,500,000 and the maximum net profit (net income under GAAP) being $11,000,000.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, of $2,500,000 was probable, and recorded an expense for the period ending December 31, 2021 of $52,498.

The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, was $2,720,015 and therefore awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its Co-Chief Executive Officers. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, of $3,000,000 is probable and recorded an expense of $105,405 related to the RSUs for the period ending December 31, 2022.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year only to active employees. For the years ended December 31, 2022, and 2021, the amount expensed to operations was $294,705 and $139,682, respectively.

Note 10. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31 is as follows:

	Years ending December 31,
	2022	2021
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$-	$84,303
Tax Credits	471,186	1,050,595
Deferred Revenue	759,304	253,319
Stock Compensation	291,279	183,953
Investment in TEC	-	83,277
Reserves, Accruals, and Other	299,358	295,444
Intangibles	986,534	252,716
Capital Loss Carryforward	70,423	-

Total Deferred Tax Assets	$2,878,084	$2,203,607

Deferred Tax Liabilities:
Fixed Assets	$(639,322)	$(529,373)

Total Deferred Tax Liabilities	$(639,322)	$(529,373)

Valuation Allowance	-	-

Net Deferred Taxes	$2,238,762	$1674,234

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. The Company does not believe that such a limitation of the net operating losses has occurred.

Significant components of the provision (benefit) for income tax for the years ended December 31 as follows:

	2022	2021
Current	$1,136,170	$28,283
Deferred	(564,528)	217,767
Change in valuation allowance	-	-

Provision (benefit) for income taxes	$571,642	$246,050

The Company is subject to federal and state taxes. Reconciliations of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31 are as follows:

	2022	2021
Federal income tax expense at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.4%	3.1%
Research credits	-1.0%	-5.5%
Permanent differences	0.7%	0.2%
PPP Loan Forgiveness	0.0%	-9.9%
Other	0.5%	0.0%
Change in valuation allowance	0.0%	0.0%

Provision (benefit) for income taxes	22.6%	8.9%

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

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The Company’s stock repurchase program was suspended as a result of interim rulings for public-company recipients of a PPP loan under the CARES Act. The stock repurchase suspension remained in effect until the PPP loan was forgiven on July 20, 2021, and has continued to remain in effect.

Treasury Stock

During the years ended December 31, 2022 and 2021, the Company purchased no treasury shares.

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

	December 31, 2022		December 31, 2021
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	112,500	$3.51	164,167	$3.13
Granted	-	-	-	-
Redeemed	(27,500)	2.44	(35,000)	1.85
Exercised	(17,500)	2.33	(7,500)	1.51
Expired / terminated	(22,500)	4.05	(9,167)	4.59
Options outstanding, end of year	45,000	$4.26	112,500	$3.51
Options exercisable, end of year	45,000	$4.26	112,500	$3.51

The Company did not have any non-vested stock options outstanding as of December 31, 2022. The weighted average contractual term for options outstanding and exercisable on December 31, 2022, and 2021 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on December 31, 2022, and 2021 was $82,800 and $392,065, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, and 2021 was $31,800 and $252,635, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. For the years ended December 31, 2022, and 2021, the Company received payments related to the exercise of options in the amount of $40,845 and $11,320, respectively. The total fair value of shares vested during the years ended December 31, 2022 and 2021 is $0.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2022:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $1.99	0	$-	0	$-
$2.00 - $2.99	7,500	$2.23	7,500	$2.23
$3.00 - $3.99	7,500	$3.76	7,500	$3.76
$4.00 - $4.99	15,000	$4.24	15,000	$4.24
$5.00 - $5.99	15,000	$5.54	15,000	$5.54
	45,000	$4.26	45,000	$4.26

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2021:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $1.99	22,500	$1.80	22,500	$1.80
$2.00 - $2.99	22,500	$2.51	22.500	$2.51
$3.00 - $3.99	22,500	$3.47	22,500	$3.47
$4.00 - $4.99	22,500	$4.24	22,500	$4.24
$5.00 - $5.99	22,500	$5.54	22,500	$5.54
	112,500	$3.51	112,500	$3.51

2017 Equity Incentive Plan

On August 23, 2017, our Board approved, subject to stockholder approval at the annual meeting of stockholders on October 6, 2017, the VirTra, Inc. 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash or stock -based awards.

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

Through December 31, 2022, 224,133 and 168,090 restricted stock awards and 14,057 and 10,543 restricted shares have been granted under the Equity Plan to the Company’s CEO and COO, respectively (see Note 9). For the years ended December 31, 2021, and 2020, there were no options issued under the Equity Plan.

Common stock activity

On April 11, 2022 the Compensation Committee of the Board of Directors approved a sign on bonus of 64,815 restricted shares to the Co-CEO.

On September 23,2022 the Compensation Committee of the Board of Directors awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its Co-Chief Executive Officers in settlement of RSUs, based on the Company’s performance for the twelve months ended June 30, 2022.

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

The Company also entered into a placement agent agreement (the “Placement Agency Agreement”) on March 31, 2021, with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to serve as placement agent for the issuance and sale of the RDO Shares. The Company agreed to pay Roth an aggregate fee equal to 6.5% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company also agreed to pay Roth reimbursement for legal fees and expenses in an amount not to exceed $35,000.

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

Note 12. Subsequent Events

The Board of Directors appointed Jim McDonnell as an independent member to the Board effective January 1, 2023. Non-employee directors receive cash compensation of $24,000 annually. In addition, Mr. McDonnell has been granted 10,684 restricted shares of the Company’s common stock which are subject to vesting requirements and 42,735 restricted stock units which vest only upon the sale of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officers and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

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

Limitations on Effectiveness of Controls

Our principal executive officers and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2022, we implemented more formal review and documentation of workflow processes, and increased ERP training.

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

Name	Age	Position/Title
Robert D. Ferris	50	Chief Executive Officer, President and Chairman of the Board
John F. Givens II	58	Co-Chief Executive Officer and Director
Alanna Boudreau	43	Chief Financial Officer
Jeffrey D. Brown	58	Director
Gregg C.E. Johnson	57	Director
Jim McDonnell	63	Director

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

Alanna Boudreau. Ms. Boudreau was appointed as our Chief Financial Officer as of December 2022. She brings over 20 years of experience in managerial, financial and operating functions, most recently serving as group controller for the 600 Group PLC (AIM: SIXH), a publicly listed U.K.-based global industrial laser company. At The 600 Group, she oversaw all accounting activities for a business with over $30 million of revenues that included two manufacturing plants and offices in Orlando, Florida and United Kingdom. Prior to The 600 Group, Boudreau was an Accounting Manager at Advent Health, a leading U.S.-based nonprofit health care company, where she oversaw accounting functions for 12 locations. Boudreau graduated Summa Cum Laude from the New York Institute of Technology, receiving a Bachelor of Science in Business Administration. She received an MBA from the University of Phoenix.

Jeffrey D. Brown. Mr. Brown has served as a director of our company since 2011. Mr. Brown has been a Certified Public Accountant (“CPA”) since 1993 and a financial planning service provider for over 12 years, performing financial services for a wide range of companies. From 2002 to 2004, Mr. Brown was the Chief Financial Officer for Gold Canyon Candles, a provider of fragranced candles and accessories during a period of rapid growth in revenues. From 1990 to 1994, Mr. Brown was an auditor at Ernst & Young performing audits for a variety of organizations. Mr. Brown received a Bachelor of Science in Accounting from California State University, San Bernardino and his CPA designation in 1993. We believe Mr. Brown’s history as a financial and accounting services professional, and a former auditor and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Gregg C.E. Johnson. Mr. Johnson has served as a director of our company since November 2022. He received his law degree in 1988 from Osgoode Hall Law School in Toronto, Canada, and was admitted as a lawyer in Alberta in 1989. He also has extensive experience in corporate compliance and senior management of high-growth entrepreneurial companies. Since October 2021, Mr. Johnson has been the chief executive officer of Serenus Global Inc., a privately held fast growing medical company based in Tempe, Arizona and Calgary, Alberta. From January 2017 to November 2021, he was the chief executive officer of Upeva, Inc., which provided business advisory services pertaining to capital markets, corporate finance, mergers and acquisitions, crowdfunding, and NASDAQ compliance. Mr. Johnson was the primary advisor to our board on our successful effort to list our stock on NASDAQ as well as a member of VirTra’s Advisory Board. He has served as corporate secretary and a director of Vivos Biotechnologies, Inc. (nka Vivos Therapeutics, Inc.), a company which focuses on the development and commercialization of innovative biomedical treatment alternatives, from May 2016 to March 2018. His career has included experience in all stages of public company development and venture capital for emerging growth companies across Canada and the United States. We believe Mr. Johnson’s experience in law, business, corporate compliance and emerging companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Jim McDonnell. Mr. McDonnell has served as a director of our company since January 2023. He is a recognized public safety executive and law enforcement leader. After a four-decade career in some of the most challenging areas and times in American policing, he has become a sought-after voice on public safety, security, and counterterrorism issues across the nation. He is well known for his experience serving as Sheriff of Los Angeles County (LASD), Chief of Police in Long Beach, California (LBPD), and First Assistant Chief of Police for the Los Angeles Police Department (LAPD). Mr. McDonnell serves as a strategic advisor to several major corporations, municipal government entities, a renowned university, and a non-profit global policy think tank, operating in a wide variety of technology, telecommunications, medical, and public safety specialties. He also sits on several non-profit boards, including the YMCA of Metropolitan Los Angeles, the Peace Officers Association of Los Angeles County, and the University of Southern California Price School of Public Policy’s Board of Councilors. Mr. McDonnell has a strong network of police executives across the nation at the federal, state, and local levels. He regularly participates in state and national police executive conferences, including those hosted by the U.S. Department of Justice, U.S. Department of State, Major County Sheriffs of America, Major Cities Chiefs Association, and the Police Executive Research Forum. Sheriff McDonnell is frequently requested as a speaker by media outlets, corporate clients, and academic institutions. He brings a tremendous level of knowledge and expertise in public safety, tactical training, operational growth, and command accountability, as well as an expansive network within the nationwide policing community, which makes him well qualified to serve on our Board of Directors.

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

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that: (i) Messrs. Brown, Johnson and McDonnell did not have a material relationship with us that could compromise their ability to exercise independent judgment in carrying out their responsibilities and that each of these directors was “independent” as that term is defined under the listing standards of NASDAQ and (ii) Messrs. Ferris and Givens were non-independent directors. Therefore, as of the date of this report, a majority of our Board of Directors do not consist of “independent directors” as defined under the listing standards of NASDAQ.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Ferris. The Chairman has authority, among other things, to preside over the Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. Because a majority of our Board of Directors will be independent, we believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors will hold executive sessions in which only independent directors are present.

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

Board Committees

Our Board of Directors has established three standing committees—the audit committee, compensation committee, and nominating and corporate governance committee—each of which operates under a charter that has been approved by our Board of Directors. We have appointed people to the Board of Directors and committees of the Board as required to meet the corporate governance requirements of the NASDAQ Listing Rules.

Audit Committee

We have appointed three members of our Board of Directors to the audit committee, Messrs. Brown, Johnson and McDonnell. Mr. Brown serves as the chairman of the audit committee and satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience.

Our audit committee is responsible for, among other things:

●	To oversee our accounting and financial reporting and disclosure processes and the audit of our financial statements.
●	To select and retain an independent registered public accounting firm to act as our independent auditor.
●	To review with management, the internal audit department and our independent auditors the adequacy and effectiveness of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures, including any significant deficiencies or material weaknesses.
●	To review and discuss with our independent auditors and management our annual audited financial statements (including the related notes), the form of audit opinion to be issued by the auditors on the financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to be included in our annual report on Form 10-K.
●	To review and approve the functions of our accounting department and approve the hiring or dismissal of the Chief Accounting Officer, or such person as may, from time to time, be delegated such an internal audit function by the Board.
●	To review and discuss with management policies and guidelines to govern the process by which management assesses and manages our risks.
●	To establish and oversee procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.
●	To review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations.
●	To meet at least four times a year to fulfill its responsibilities.
●	To review the audit committee charter at least annually and recommend any proposed changes to the Board for approval.

Compensation Committee

We have appointed three members of our Board of Directors, Messrs. Johnson, Brown and McDonnell, to the compensation committee. Our compensation committee will assist our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

Our compensation committee is responsible for, among other things:

●	To review and approve the compensation of the co-Chief Executive Officers and to approve the compensation of all other executive officers.
●	To review, and approve and, when appropriate, recommend to the Board for approval, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.
●	To review our incentive compensation arrangements.
●	To review and recommend to the Board for approval the frequency with which we will conduct Say on Pay Votes.
●	To review the director’s compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.
●	To meet at least two times a year.
●	To review the compensation committee charter at least annually and recommend any proposed changes to the Board for approval.

Nominating and Corporate Governance Committee

We have appointed three members of our Board of Directors, Messrs. Johnson, Brown and McDonnell, to the nominating and corporate governance committee. Mr. Johnson serves as the chairman of the nominating and corporate governance committee.

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

Code of Ethics and Business Conduct and Whistleblower Protection Policy

We have adopted a written Code of Ethics, which outlines the principles of legal and ethical business conduct under which we do business. In addition, we have adopted a written Whistleblower Protection Policy to prevent adverse employment action of any kind against any of our employees who lawfully report information about (i) fraudulent activities within our company (including wire fraud, mail fraud and bank fraud), (ii) violations of the Sarbanes-Oxley Act pertaining to fraud against stockholders of the Company, (iii) questionable accounting, internal accounting controls or auditing matters of the Company, and (iv) conduct by our executives that violate our Code of Ethics, or that cause reports and other public disclosures by us that are not full, fair and accurate. To advance this commitment, we have adopted this Whistleblower Protection Policy. The Code of Ethics and Whistleblower Protection Policy are applicable to all our directors, officers and employees and are available on our corporate website, www.virtra.com. We intend to disclose any amendments to our Code of Ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Director Compensation

2022 Director Compensation Table

Name	Fees earned or paid in cash	Stock Awards		Option Awards		Non-equity incentive plan compensation		Nonqualified deferred compensation earnings		All Other Compensation		Total

Jeffrey D. Brown	$24,000		$-		$-		$-		$-		$-	$24,000
John F. Givens II (1)	$8,000		$-		$-		$-		$-		$-	$8,000
James Richardson	$24,000		$-		$-		$-		$-		$-	$24,000
Gregg C.E. Johnson (2)	$3,600	$		$		$		$		$		$3,600

(1)	Mr. Givens became an officer of the Company in April 2022. Accordingly, he was paid fees as a director only for the first quarter of 2022.
(2)	Mr. Johnson was elected to the Board of Directors in November 2022.

We approved the payments of quarterly and annual cash retainers to each non-employee director (Messrs. Brown, Givens, Richardson and Johnson) to cover all Board and committee meetings, actions by written consent, and attendance fees. The cash retainers are in lieu of previously Board-approved awards of stock options and any other compensation to non-employee directors for serving on the Board of directors and committees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. We also may allow our non-employee directors to participate in any equity compensation plans that we have adopted or may adopt in the future. Historically, our directors that are our employees, have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2022,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers on December 31, 2022, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on December 31, 2022.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2022 Summary Compensation Table

	Fiscal			Stock	Option	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Ended	($)	($)	($)	($)	($)	($)
Robert D. Ferris	12/31/2022	$360,481	$-	$80,702	-	-	$441,183
Co-Chief Executive Officer	12/31/2021	$298,226	$8,194	$160,000	-	-	$466,420

John F. Givens II (1)	12/31/2022	$188,065	$-	$414,914		-	$602,979
Co-Chief Executive Officer

Matthew D. Burlend (2)	12/31/2022	$343,224	$-	$20,550	$-	-	$363,774
Chief Operating Officer	12/31/2021	$237,299	$7,354	120,000	$-	-	$364,653

Marsha J. Foxx (3)	12/31/2022	$156,827	$-	-	$-	-	$156,827
Chief Accounting Officer	12/31/2021	$140,000	$266	-	$-	-	$140,266

(1)	Mr. Givens became the Co-Chief Executive Officer in April 2022.
(2)	Mr. Burlend left the Company in August 2022.
(3)	Ms. Foxx left the Company in August 2022.

Executive Employment Agreements

On April 2, 2012, we entered into three-year Employment Agreements with each of Messrs. Ferris and Burlend that call for base annual salaries of $195,000 and $175,000, respectively, subject to increases based on the cost of living at a minimum. The agreements automatically extend for additional periods of one year. These contracts have been renewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. On January 1, 2021, Messrs. Ferris’ and Burlend’s annual base salaries were $248,791 and $223,274, respectively. The employment agreements entitle these executives to an annual cash bonus determined by our Board of Directors based on our performance. In addition, the agreements entitle these executives to participate in any stock option or restricted stock plan adopted by our Board of Directors. The amount of an award under any such plan and the vesting terms shall be as determined by the Board. In addition, we provide the executives with family medical insurance, $15,000 in life insurance, and participation in a 401(k)-retirement plan.

Pursuant to the terms of the employment agreements, we may terminate an executive’s employment for cause as defined in the employment agreement and such cause is deemed to exist as determined by our Board of Directors at a Board meeting at which the executive and his counsel are first given the opportunity to address the Board with respect to such determination. If Messrs. Ferris or Burlend is terminated by us for any reason other than for cause, or if either of them voluntarily terminate their own respective employment for good reason but not including a change in control, then we shall, subject to the terms of the respective employment agreements, be obligated to pay the executive who terminated his employment an amount equal to the greater of (a) the executive’s annual base salary in effect on the day preceding the date of such termination or (b) the executive’s annual base salary during the twelve full calendar months preceding the date of such termination, times three. If a change of control of our company occurs while the executive is our employee and within 36 months from the date of such change in control we terminate the executive’s employment for any reason (except for the death or disability of the executive or for Cause) or the executive terminates his employment for any reason, then we shall, subject to certain limitations, pay the executive any earned and accrued but unpaid base salary through the date of termination plus an amount of severance pay equal to the greater of (a) the executive’s annual base salary in effect on the day preceding the date on which the change of control occurred or (b) the executive’s annual base salary during the twelve full calendar months preceding the date on which the change of control occurred, times four. In addition, any stock options awarded to the executives shall immediately vest and become exercisable upon a change of control. If the executive is terminated for any reason other than the executive’s voluntary termination for good reason as defined in the employment agreement, the executive whose employment has been terminated is prohibited for a period of two years from the date of termination of the employment agreement from direct competition with us and shall not solicit any of our employees or customers. The employment agreements require us to indemnify each of the respective executives to the fullest extent permitted under Nevada law, our articles of incorporation and bylaws, which ever affords the greater protection to the executive.

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

Beginning on the last business day of August 2022, a tranche of restricted stock units, having approximate values of $40,000 and $30,000 for the CEO and COO, respectively, based on current prices, may vest if the Company has achieved net profit for the twelve months ending June 30, 2022, of at least $2,500,000. For every $500,000 earned more than $2,500,000 another tranche will vest. If the maximum net profit of $7,000,000 is achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units may vest if the Company has achieved a net profit of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit. This vesting arrangement continues with the last business day of August 2024, with the minimum net profit threshold being $3,500,000 and the maximum net profit being $11,000,000.

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

During the year ended December 31, 2022, Matthew Burlend (the Company’s former Chief Operating Officer) redeemed 7,500 previously awarded options reaching expiration. The redemptions resulted in $20,550 of additional compensation expense.

During the year ended December 31, 2022, Bob Ferris (the Co-Chief Executive Officer) redeemed 20,000 previously awarded options reaching expiration. The redemptions resulted in $54,051 of additional compensation expense.

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

Mr. Givens was also granted 288,889 performance-based restricted stock units pursuant to the Company’s 2017 Equity Incentive Plan. Beginning on the last business day of August 2022, a tranche of restricted stock units, having an approximate value of $40,000, based on current prices, may vest if the Company has achieved net profit for the twelve months ending June 30, 2022, of at least $2,500,000. For every $500,000 earned more than $2,500,000 another tranche will vest. If the maximum net profit of $7,000,000 is achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units may vest if the Company has achieved a net profit of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit. This vesting arrangement continues with the last business day of August 2024, with the minimum net profit threshold being $3,500,000 and the maximum net profit being $11,000,000.

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

On August 31, 2022, the Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, was $2,720,015 and therefore awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its Co-Chief Executive Officers.

Employee Benefit and Equity Incentive Plans

Stock Options

Prior to October 2017, we periodically issued non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. These awards were suspended as of October 1, 2017. As of December 31, 2022, there were 45,000 options outstanding and 45,000 options exercisable at a weighted exercise price of $4.26 and $4.26, respectively.

On March 9, 2016, our Board of Directors approved a program under which we may repurchase outstanding vested Company stock options on an exception basis. Under the terms of the program, our Chief Executive Officer may cause us to redeem for cash any positive stock options for the net value of the stock option (stock price on the redemption date minus strike price). The cash redemption of stock options held by the Chief Executive Officer or Chief Operating Officer must be approved by our independent directors. We retain the right to reject any redemption request that is not in the best interest of our company.

Profit Sharing

We have a discretionary profit-sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at the time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2022, and 2021, the amount expensed to operations for this program was $294,705 and $139,682, respectively.

2017 Equity Incentive Plan

On August 23, 2017, our Board approved, subject to stockholder approval at the annual meeting of stockholders on October 6, 2017, the VirTra, Inc. 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash or stock-based awards.

A total of 1,187,500 shares of our Common Stock were initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased on January 1, 2019, and will automatically increase each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board.

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

The Equity Plan authorized the compensation committee, without further stockholder approval, to provide for the cancellation of stock options or stock appreciation rights with exercise prices more than the fair market value of the underlying shares of Common Stock in exchange for new options or other equity awards with exercise prices equal to the fair market value of the underlying Common Stock or a cash payment.

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

Awards may be granted under the Equity Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following:

●	Stock options. We may grant non-statutory stock options or incentive stock options (as described in Section 422 of the Internal Revenue Code of 1986, as amended), each of which gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to purchase a number of shares of our Common Stock at an exercise price per share determined by the administrator, which may not be less than the fair market value of a share of our Common Stock on the date of grant.
●	Stock appreciation rights. A stock appreciation right gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of our Common Stock between the date of grant of the award and the date of its exercise. We may pay the appreciation in shares of our Common Stock or in cash.
●	Restricted stock. The administrator may grant restricted stock awards either as a bonus or as a purchase right at such price as the administrator determines. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the administrator specifies. Holders of restricted stock will have the right to vote on the shares and to receive any dividends paid, except that the dividends will be subject to the same vesting conditions as the related shares.

●	Restricted stock units. Restricted stock units represent the right to receive shares of our Common Stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the administrator. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant restricted stock units that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.
●	Performance shares and performance units. Performance shares and performance units are awards that will result in a payment to their holder only if specified performance goals are achieved during a specified performance period. Performance share awards are rights denominated in shares of our Common Stock, while performance unit awards are rights denominated in dollars. The administrator establishes the applicable performance goals based on one or more measures of business performance enumerated in the Equity Plan, such as revenue, gross margin, net income or total stockholder return. To the extent earned, performance share and unit awards may be settled in cash or in shares of our Common Stock. Holders of performance shares or performance units have no voting rights or rights to receive cash dividends unless and until shares of Common Stock are issued in settlement of such awards. However, the administrator may grant performance shares that entitle their holders to dividend equivalent rights subject to the same vesting conditions as the related units.
●	Cash-based awards and other stock-based awards. The administrator may grant cash-based awards that specify a monetary payment or range of payments or other stock-based awards that specify a number or range of shares or units that, in either case, are subject to vesting or other conditions specified by the administrator. Settlement of these awards may be in cash or shares of our Common Stock, as determined by the administrator. Their holder will have no voting rights or right to receive cash dividends unless and until shares of our Common Stock are issued pursuant to the award. The administrator may grant dividend equivalent rights with respect to other stock-based awards.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2022:

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Ferris	4/1/2016	5,000	-	-	$2.23	4/1/2023
	7/1/2016	5,000	-	-	$4.19	7/1/2023
	10/1/2016	5,000	-	-	$5.88	10/1/2023
	1/1/2017	5,000	-	-	$5.20	1/1/2024
	4/1/2017	5,000	-	-	$4.30	4/1/2024
	7/1/2017	5,000	-	-	$3.76	7/1/2024
Total		30,000

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2022.

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

(1) Prior to the approval of the VirTra, Inc. 2017 Equity Incentive Plan, we periodically issued non-qualified stock options to key employees, officers and directors under a stock option compensation plan approved solely by the Board of Directors since 2009. The terms of the options granted were at the discretion of the Board of Directors and were generally seven years in term prior to expiration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock at March 30, 2023 for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in the care of VirTra, Inc., 295 E. Corporate Place, Chandler AZ 85225. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 10,924,274 shares of our Common Stock outstanding as of March 30, 2023

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 30, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
Robert D. Ferris (1)	420,183	3.8%
John F. Givens II	84,772	*
Jeffrey D. Brown (2)	46,693	*
Jim McDonnell	10,684	*
Gregg C.E. Johnson	2,100	*
Alanna Boudreau	-	-
All named executive officers and directors as a group (six persons)	564,432	5.2%

* Represents less than 1%

(1)	The number of shares beneficially owned by Mr. Ferris includes: 400,183 shares of our Common Stock presently outstanding, and options to purchase 20,000 shares of our Common Stock at prices ranging from $3.76 to $5.88.
(2)	The number of shares beneficially owned by Mr. Brown includes: 36,693 shares of our Common Stock presently outstanding and options to purchase 10,000 shares of our Common Stock at per share prices ranging from $3.76 to $5.88.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2022, and each currently proposed transaction in which:

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

During the years ended December 31, 2022, and 2021, respectively, the Company did not issue stock options to the Co-Chief Executive Officer, Chief Operating Officer or the members of the Board of Directors. Restricted stock units were awarded to the Co-Chief Executive Officers and Chief Operating Officer in 2022 and 2021 as disclosed in Item 11 above.

During the year ended December 31, 2022, and 2021, the Company redeemed 27,500 and 35,000, respectively, previously awarded options reaching expiration from related parties, including the Company’s Co-Chief Executive Officer, Chief Operating Officer and one employee. These redemptions eliminated the stock options and resulted in a total of $74,368 and $168,575 in additional compensation expense in 2022 and 2021, respectively.

During the years ended December 31, 2022, and 2021, related parties exercised 17,500 and 7,500 previously awarded options for the exercise price of $40,845 and $11,320, respectively, resulting in purchase and issuance of Common Stock to the Chief Executive Officer and one member of the Board of Directors.

Mr. Richardson, who is a member of our Board of Directors until December 2022, was acting CEO of Natural Point, Inc. until May 14, 2021, a vendor of the Company. In 2021, the Company purchased specialized equipment from Natural Point in the amount of $33,840. On December 31, 2021, the Company had an outstanding balance payable to Natural Point of $0.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, and MaloneBailey LLP (“MaloneBailey”), our independent registered public accounting firms, for the fiscal years ended December 31, 2022, and 2021.

	2022	2021
Audit Fees	$141,664	$61,500
Audit-Related Fees	-	-
Tax Fees	55,500	14,000
All Other Fees	_____	20,500
Total (1)	$197,164	$96,000

(1)	This amount does not include $106,567 paid to Eide Bally for their work on the 2021 audit.

Audit Fees - This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or because of, the audit or the review of interim financial statements.

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

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2021, and 2020 were pre-approved by the audit committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2022, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2022, to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

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

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Matt Burlend (incorporated by reference to Exhibit 6.3 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.5†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.6†	Restricted Stock Unit Agreement – Robert D. Ferris (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 27, 2021).

10.7	Promissory Note to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.8	Deed of Trust in favor of Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.9	Assignment of Rents granted to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.10†	Restricted Stock Unit Agreement – John F. Givens II (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed August 2, 2022).

21.1	List of Subsidiaries.

24.1	Power of Attorney (set forth on signature page hereto).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Executive Officer.

31.3	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officers and Principal Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: March 31, 2023	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President

Date: March 31, 2023	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer

Date: March 31, 2023	By:	/s/ Alanna Boudreau
Alanna Boudreau
Chief Financial Officer

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Robert D. Ferris and John F. Givens II, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2023.

Name	Title

/s/ Robert D. Ferris	Co-Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
Robert D. Ferris
Co-Chief Executive Officer and Director
/s/ John F. Givens II	(Principal Executive Officer)
John F. Givens II

/s/ Alanna Boudreau	Chief Financial Officer (Principal Financial Officer)
Alanna Boudreau

/s/ Jeffrey D. Brown	Director
Jeffrey D. Brown

/s/ Gregg C.E. Johnson	Director
Gregg C.E. Johnson

/s/ James McDonnell	Director
James Richardson

