Form 10-Q
period 2023-03-31
VirTra, Inc
filed 2023-05-15
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2023, the registrant had 10,924,274 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,257,735	$13,483,597
Accounts receivable, net	4,689,725	3,002,887
Inventory, net	10,747,794	9,592,328
Unbilled revenue	7,916,478	7,485,990
Prepaid expenses and other current assets	532,726	531,051

Total current assets	38,144,458	34,095,853

Long-term assets:
Property and equipment, net	15,208,876	15,267,133
Operating lease right-of-use asset, net	1,091,040	1,212,814
Intangible assets, net	582,151	587,777
Security deposits, long-term	35,691	35,691
Other assets, long-term	377,253	376,461
Deferred tax asset, net	3,104,507	2,238,762

Total long-term assets	20,399,518	19,718,638

Total assets	$58,543,976	$53,814,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,568,651	$1,251,240
Accrued compensation and related costs	1,334,707	1,494,890
Accrued expenses and other current liabilities	3,374,717	1,917,922
Note payable, current	229,398	232,537
Operating lease liability, short-term	565,949	557,683
Deferred revenue, short-term	3,803,298	4,302,492

Total current liabilities	10,876,720	9,756,764

Long-term liabilities:
Deferred revenue, long-term	2,345,698	1,605,969
Note payable, long-term	7,992,612	8,050,116
Operating lease liability, long-term	585,165	720,023

Total long-term liabilities	10,923,475	10,376,108

Total liabilities	21,800,195	20,132,872

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,924,274 shares issued and outstanding as of March 31, 2023, and 10,900,759 shares issued and outstanding as of December 31, 2022	1,091	1,089
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	31,536,182	31,420,395
Retained earnings	5,206,508	2,260,135

Total stockholders’ equity	36,743,781	33,681,619

Total liabilities and stockholders’ equity	$58,543,976	$53,814,491

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Net Sales	$10,026,935	$6,753,228
Total Revenue	10,026,935	6,753,228

Cost of sales	3,077,997	3,066,138

Gross Profit	6,948,938	3,687,090

Operating Expenses:
General and administrative	2,711,337	2,296,392
Research and Development	766,296	679,395

Net Operating expense	3,477,633	2,975,787

Income from operations	3,471,305	711,303

Other Income (expense):
Other Income	183,642	54,323
Other Expense	(67,229)	(64,552)
Net other income (expense)	116,413	(10,229)

Income before provision for income taxes	3,587,718	701,074

Provision (Benefit) for income taxes	641,345	124,000

Net Income	$2,946,373	$577,074

Net income (loss) per common share:
Basic	$0.27	$0.05
Diluted	$0.27	$0.05

Weighted average shares outstanding:
Basic	10,917,311	10,807,269
Diluted	10,919,391	10,850,376

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	-	$-	10,900,759	$1,089	$31,420,395	-	$2,260,135	$33,681,619
Stock options exercised	-	-	7,500	1	16,725	-	-	16,726
Stock issued for services	-	-	16,015	1	74,999	-	-	75,000
Stock reserved for future services	-	-	-	-	24,063	-	-	24,063
Net income	-	-	-	-	-	-	2,946,373	2,946,373
Balance at March 31, 2023	-	$-	10,924,274	$1,091	$31,536,182	$-	$5,206,508	$36,743,781

	For the Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	-	$-	10,807,130	$1,081	$30,923,391	-	304,237	$31,228,709
Stock options exercised	-	-	2,500		7,975	-	-	7,975
Stock reserved for future services	-	-	-	-	26,250	-	-	26,250
Net income	-	-	-	-	-	-	577,074	577,074
Balance at March 31, 2022	-	$-	10,809,630	$1,081	$30,957,616	$-	$881,311	$31,840,008

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2023	2022

Cash flows from operating activities:
Net income (loss)	$2,946,373	$577,074
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	227,570	215,746
Right of use amortization	121,774	79,853
Employee stock compensation	24,063	26,250
Stock issued for service	75,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,686,838)	(1,242,273)
Inventory, net	(1,155,466)	(1,933,137)
Deferred taxes	(865,745)	(63,210)
Unbilled revenue	(430,488)	(1,887,960)
Prepaid expenses and other current assets	(1,675)	(20,391)
Other assets	(792)	(186,727)
Accounts payable and other accrued expenses	1,610,884	603,601
Operating lease liability	(126,592)	(83,399)
Deferred revenue	240,535	798,319
Net cash provided by (used in) operating activities	978,603	(3,116,254)

Cash flows from investing activities:
Purchase of intangible assets	-	(51,644)
Purchase of property and equipment	(163,441)	(804,433)
Net cash (used in) investing activities	(163,441)	(856,077)

Cash flows from financing activities:
Principal payments of debt	(57,750)	(57,975)
Stock options exercised	16,726	7,975
Net cash (used in) financing activities	(41,024)	(50,000)

Net increase (decrease) in cash	774,138	(4,022,331)
Cash, beginning of period	13,483,597	19,708,565
Cash, end of period	$14,257,735	$15,686,234

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Income taxes paid (refunded)	$-	$99,035
Interest paid	3,345	63,776

Supplemental disclosure of non-cash investing and financing activities:
Conversion of inventory to property and equipment	$-	$75,976

See accompanying notes to unaudited condensed financial statements.

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

Basis of Presentation

The unaudited financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on March 31, 2023, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2022, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s primary sources of revenue are derived from simulator and accessories sales, training and installation, the sale of customizable software and the sale of extended service-type warranties. The Company’s policy is to typically invoice upon completion of installation and/or training until such a time the performance obligations that have been satisfied are included in unbilled. Sales discounts are presented in the financial statements as reductions in determining net revenues. Credit sales are recorded as current assets (accounts receivable and unbilled revenue). Prepaid deposits received at the time of sale and extended warranties purchased are recorded as current and long-term liabilities (deferred revenue) until earned. The following briefly summarizes the nature of our performance obligations and method of revenue recognition:

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

Each contract states the transaction price. The contracts do not include variable consideration, significant financing components or noncash consideration. The Company has elected to exclude sales and similar taxes from the measurement of the transaction price. The contract’s transaction price is allocated to the performance obligations based upon their stand-alone selling prices. Discounts on the stand-alone selling prices, if any, are allocated proportionately to each performance obligation.

Disaggregation of Revenue

Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and the following table illustrates the disaggregation disclosure by customer’s location and performance obligation.

	Three Months Ended March 31
	2023				2022
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$489,810	$5,479,641	$3,141,870	$9,111,321	$1,580,192	$3,224,558	$906,636	$5,711,386
Extended Service-type warranties	23,343	539,208	19,424	581,975	31,487	620,361	17,662	669,510
Customized software and content	19,500	7,196	(16,861)	9,835	-	51,714	83,000	134,714
Installation and training	20,562	249,554	53,688	323,804	11,865	157,553	68,200	237,618
Total Revenue	$553,215	$6,275,599	$3,198,121	$10,026,935	$1,623,544	$4,054,186	$1,075,498	$6,753,228

For the three months ended March 31, 2023, governmental customers comprised $6,275,599, or 63% of total net sales, commercial customers comprised $553,215, or 5% of total net sales, and international customers comprised $3,198,121, or 32% of total net sales. By comparison, for the three months ended March 31, 2022, governmental customers comprised $4,054,186, or 60%, of total net sales, commercial customers comprised $1,623,544, or 24%, of total net sales, and international customers comprised $1,075,498, or 16%, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $2,409,433 and $2,719,108 on March 31, 2023, and December 31, 2022, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,393,865 and $1,583,384 as of March 31, 2023, and December 31, 2022, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,220,316 and $1,601,472 as of March 31, 2023, and December 31, 2022, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $358,000 and $358,000 as of March 31, 2023, and December 31, 2022, respectively, as there were no major warranty expenses that justified a change in accrual. During the three months ended March 31, 2023, and 2022, the Company recognized revenue of $581,975 and $669,510, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $13,757,735 and $12,983,597 as of March 31, 2023, and December 31, 2022, respectively.

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

As of March 31, 2023, the Company had one customer that accounted for 26% of the total accounts receivable.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended March 31,
	2023	2022

Net Income (loss)	$2,946,373	$577,074
Weighted average common stock outstanding	10,917,311	10,807,269
Incremental shares from stock options	2,080	43,107
Weighted average common stock outstanding, diluted	10,919,391	10,850,376

Net income (loss) per common share and common equivalent share
Basic	$0.27	$0.05
Diluted	$0.27	$0.05

Note 2. Inventory

Inventory consisted of the following as of:

	March 31, 2023	12/31/2022

Raw materials and work in process	$11,050,225	$9,894,759
Reserve	(302,431)	(302,431)

Total Inventory	$10,747,794	$9,592,328

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2023	December 31, 2022
Land	$1,778,987	$1,778,987
Building & Building Improvements	9,129,364	9,129,364
Computer equipment	1,209,371	1,210,021
Furniture and office equipment	302,173	289,379
Machinery and equipment	2,787,932	2,788,803
STEP equipment	2,002,083	1,954,430
Leasehold improvements	347,384	347,384
Construction in Progress	1,853,847	1,749,332

Total property and equipment	19,411,141	19,247,700
Less: Accumulated depreciation and amortization	(4,202,265)	(3,980,567)

Property and equipment, net	$15,208,876	$15,267,133

Depreciation expenses, including STEP depreciation, were $223,781 and $195,031 for the three months ended March 31, 2023, and 2022, respectively.

Note 4. Intangible Assets

Intangible assets consisted of the following as of:

	March 31, 2023	December 31, 2022
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	695,207
Less accumulated amortization	(113,056)	(107,430)

Intangible assets, net	$582,151	$587,777

Amortization expense was $5,626 and $20,564 for the three months ended March 31, 2023, and 2022, respectively.

Note 5. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our former corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th Street, Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the 5th Street location to 7910 South Kyrene Road, located within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 2024. On June 1, 2022, we entered into a new lease of approximately 9,350 square feet located at 12301 Challenger Parkway, Orlando, Florida, from an unaffiliate third party through May 2027.

On March 1,2023 the company entered into a sublease for its 7970 South Kyrene location for the last 13 months of the lease agreement.

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

Effective June 1, 2022, the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $840,855. Effective January 1, 2019, the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $1,721,380 and derecognized $46,523 deferred rent for an adjusted operating lease right-of-use asset in the net amount of $1,674,857.

Balance Sheet Classification	March 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets, beginning of period	$1,212,814	$784,306
Additional property in Orlando	-	840,843
Amortization for the period ended	(121,774)	(412,335)
Total operating lease right-of-use asset	$1,091,040	$1,212,814
Liabilities
Current
Operating lease liability, short-term	$565,949	$557,683
Non-current
Operating lease liability, long-term	585,165	720,023
Total lease liabilities	$1,151,114	$1,277,706

Future minimum lease payments as of March 31, 2023, under non-cancelable operating leases are as follows:

2023	$464,563
2024	317,938
2025	191,478
2026	196,311
2027	99,381

Total lease payments	1,269,671
Less: imputed interest	(118,557)
Operating lease liability	$1,151,114

Rent expenses for the three months ended March 31, 2023, and 2022 were $108,230 and $81,651, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	March 31, 2023	December 31, 2022
Salaries and wages payable	$210,102	$502,940
Employee benefits payable	15,851	31,618
Accrued paid time off (PTO)	588,913	590,491
Profit sharing payable	519,841	369,841

Total accrued compensation and related costs	$1,334,707	$1,494,890

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2023	December 31, 2022
Manufacturer’s warranties	$358,000	$358,000
Taxes payable	2,757,370	1,294,110
Miscellaneous payable	259,347	265,812

Total accrued expenses and other current liabilities	$3,374,717	$1,917,922

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

The note payable amounts consist of the following:

	March 31, 2023	December 31, 2022

Short-term liabilities
Note payable, principal	$224,144	$227,324
Accrued interest to date	5,254	5,213

Note Payable, short-term	$229,398	$232,537

Long-term liabilities
Note payable, principal	$7,992,612	$8,050,116

Note payable, long tern	$7,992,612	$8,050,116

Note 8. Related Party Transactions

During the three months ended March 31, 2023, one Board member and the Company’s Co-CEO purchased 7,500 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $2.23 per share, for a total of $16,726.

During the three months ended March 31, 2022, the Company redeemed 8,750 previously awarded stock options nearing expiration from the Company’s Co-CEO and former COO. The redemption eliminated the stock options and resulted in a total of $24,150 in additional compensation expense in 2022. Also, during the three months ended March 31, 2022, the Company issued 2,500 Common Stock to one member of the Board of Directors for previously awarded stock options at an exercise price of $7,975.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time.

Restricted Stock Unit Grants

On August 26, 2021, and April 11, 2022, the Compensation Committee of the Board of Directors issued a total of 392,223, and 288,889 Restricted Stock Units (RSUs), respectively, pursuant to Section 9 of the 2017 Equity Incentive Plan to the co-Chief Executive Officers and the Chief Operating Officer, to be awarded based on achievement of certain performance goals over the next three years. During August 2022, 168,090 Restricted Stock Units were forfeited upon the departure of the Chief Operating Officer.

On December 1, 2022, the Company issued a total of 15,000 RSUs to its Chief Financial Officer, which can be awarded based on achievement of performance goals over the next three years. On January 1, 2023, the Company issued 42,735 RSUs to a new member of the Board of Directors which can be awarded only upon a sale of the Company.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, was $2,720,015 and therefore awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its Co-Chief Executive Officers. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, of $3,000,000 is probable and recorded expenses of $24,063 and $26,250 related to the RSUs for the three months ending March 31, 2023, and 2022, respectively.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three months ended March 31, 2023, and 2022, $150,000 and $75,000 was expensed to operations for profit sharing.

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

	March 31, 2023		December 31, 2022
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	45,000	$4.26	112,500	$3.51
Granted	-	-	-	-
Redeemed	-	-	(27,500)	2.44
Exercised	(7,500)	2.23	(17,500)	2.33
Expired / terminated	-	-	(22,500)	4.05
Options outstanding, end of period	37,500	$4.60	45,000	$4.26
Options exercisable, end of period	37,500	$4.60	45,000	$4.26

The Company did not have any non-vested stock options outstanding as of March 31, 2023, and December 31, 2022. The weighted average contractual term for options outstanding and exercisable on March 31, 2023, and 2022 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on March 31, 2023, and 2022 was $1,800 and $258,077, respectively. For the three months ended March 31, 2023, and 2022, the Company received payments related to the exercise of options in the amount of $16,726 and $7,975, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

2017 Equity Incentive Plan

Through March 31, 2023, 224,133 and 288,889 restricted stock awards and 14,057 and 10,543 restricted shares have been granted under the Equity Plan to the Company’s Co-CEO’s and former COO, respectively.

Common stock activity

During the three months ended March 31, 2023, one Board member and the Company’s Co-CEO purchased 7,500 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $2.23 per share, for a total of $16,726.

Also, during the three months ended March 31, 2023, 5,331 shares valued at $25,000 and 10,684 shares valued at $50,000 were issued to an employee and a Board member, respectively, as signing bonuses. The shares will vest if the Board member remains in continuous service through June 30, 2024.

Note 11. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

Results of operations for the three months ended March 31, 2023, and March 31, 2022

Revenues. Net sales were $10,026,935 for the three months ended March 31, 2023, compared to $6,753,228 for the same period in 2022, an increase of $3,273,707 or 48%. The increase in revenues for the three months ended March 31, 2023, resulted from the delivery of 2 major government contracts and one large international contract.

Cost of Sales. Cost of sales were $3,077,997 for the three months ended March 31, 2023, compared to $3,066,138 for the same period in 2022, an increase of $11,859, or 4%. The increase was due to an increase in sales requiring more materials but comparatively we do have a decrease in cost of sales in relation to the net sales. This is due to our efforts to streamline our processes and our ordering efficiencies. The cost of sales on a dollar basis varies from quarter-to-quarter as a result of sales volume and product mix.

Gross Profit. Gross profit was $6,948,938 for the three months ended March 31, 2023, compared to $3,687,090 for the same period in 2022, an increase of $3,261,848, or 88%. The gross profit margin for the three months ended March 31, 2023, and 2022 was 69% and 55%, respectively. The increase in gross profit was due to the product mix of systems, accessories and services sold.

Operating Expenses. Net operating expense was $3,477,633 for the three months ended March 31, 2023, compared to $2,975,787 for the same period in 2022, an increase of $501,846, or 17%. The increase was primarily due to an increase in salaries and benefits due to additional staff, the expenses for the Orlando office and a $86,000 increase in research and development.

Operating Income. Operating income was $3,471,305 for the three months ended March 31, 2023, compared to an operating income of $711,303 for the same period in 2022, an increase of $2,760,002 or 388%.

Other Income. Other income net of other expense was $116,413 for the three months ended March 31, 2023, compared to net other expense of $10,229 for the same period in 2022, an increase of $126,642, or 1238%, primarily from the additional rental income from the sublet property and a gain on foreign exchange from international sales.

Provision (Benefit) for Income Tax. Provision for income tax was $641,345 for the three months ended March 31, 2023, compared to $124,000 for the same period in 2022, an increase of $517,345, or 417%. Provision (benefit) for income tax is estimated quarterly applying both federal and state tax rates.

Net Income (Loss). Net income was $2,946,373 for the three months ended March 31, 2023, compared to net income of $577,074 for the same period in 2022, an increase of $2,369,299 or 411%. The fluctuations in net income (loss) relate to each respective section discussed above.

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

	For the Three Months Ended
			Increase	%
	March 31, 2023	March 31, 2022	(Decrease)	Change
Net Income (Loss)	$2,946,373	$577,074	$2,369,299	411%
Adjustments:
Provision for income taxes	641,345	124,000	517,345	417%
Depreciation and amortization	227,570	215,746	11,824	5%
Interest (net)	48,183	57,246	(9,063)	-16%
EBITDA	$3,863,471	$974,066	$2,889,405	296%
Right of use amortization	121,774	79,853	41,921	52%

Adjusted EBITDA	$3,985,245	$1,053,919	$2,931,326	278%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $14,257,735 and $13,483,597 of cash and cash equivalents as of March 31, 2023, and December 31, 2022, respectively. Working capital was $27,267,738 and $24,339,089 as of March 31, 2023, and December 31, 2022, respectively.

Net cash provided by operating activities was $978,603 and used in operating activities $3,116,254 for the three months ended March 31, 2023, and 2022, respectively. Net cash provided by operating activities resulted primarily from the net income for the 2023 period.

Net cash used in investing activities was $163,441 for the three months ended March 31, 2023, compared to net cash used in investing activities of $856,077 for the three months ended March 31, 2022. Investing activities in 2023 and 2022 consisted of purchases of intangible assets and purchases of property and equipment.

Net cash used in financing activities was $41,024 for the three months ended March 31, 2023, compared to $50,000 for the three months ended March 31, 2022. In both periods, cash was used primarily for principal payment of debt offset by the proceeds from the exercise of stock options.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $4.4 million for the three months ended March 31, 2023. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of March 31, 2023, the Company’s backlog was $18.9 million. The breakout of this backlog includes $10.3 million in capital, $6.5 million in service and warranties, and $2.1 million in STEP contracts. Warranties/Service and STEP backlog calculated in this number is revenue that will be recognized on a straight-line basis over the next 7 years. In addition, there is $6 million in renewable STEP contracts over the next 5 years. Management estimates the majority of the new bookings received in the first quarter of 2023 will be converted to revenue in 2023. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended March 31, 2023, and continuing into 2023, we are implementing more formal review and documentation of workflow processes and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Restricted Stock Unit Agreement - John F. Givens II (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed August 2, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: May 15, 2023	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President
(principal executive officer)

	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

