Form 10-Q
period 2023-06-30
VirTra, Inc
filed 2023-08-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 10,926,774 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,342,974	$13,483,597
Accounts receivable, net	17,931,407	3,002,887
Inventory, net	9,967,539	9,592,328
Unbilled revenue	2,422,109	7,485,990
Prepaid expenses and other current assets	546,332	531,051
Total current assets	44,210,361	34,095,853

Long-term assets:
Property and equipment, net	15,149,168	15,267,133
Operating lease right-of-use asset, net	968,234	1,212,814
Intangible assets, net	571,985	587,777
Security deposits, long-term	35,691	35,691
Other assets, long-term	202,462	376,461
Deferred tax asset, net	5,361,667	2,238,762
Total long-term assets	22,289,207	19,718,638
Total assets	$66,499,568	$53,814,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156,170	$1,251,240
Accrued compensation and related costs	1,653,150	1,494,890
Accrued expenses and other current liabilities	5,633,901	1,917,922
Note payable, current	246,215	232,537
Operating lease liability, short-term	569,692	557,683
Deferred revenue, short-term	8,379,515	4,302,492
Total current liabilities	17,638,643	9,756,764

Long-term liabilities:
Deferred revenue, long-term	2,539,330	1,605,969
Note payable, long-term	7,932,521	8,050,116
Operating lease liability, long-term	450,337	720,023
Total long-term liabilities	10,922,188	10,376,108
Total liabilities	28,560,831	20,132,872

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,926,774 shares issued and outstanding as of June 30,2023 and 10,900,759 shares issued and outstanding as of December 31,2022	1,092	1,089
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	31,704,501	31,420,395
Retained earnings	6,233,144	2,260,135
Total stockholders’ equity	37,938,737	33,681,619
Total liabilities and stockholders’ equity	$66,499,568	$53,814,491

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Net Sales	$10,336,903	$7,997,383	$20,363,838	$14,750,611
Total Revenue	10,336,903	7,997,383	20,363,838	14,750,611

Cost of sales	4,416,202	3,253,651	7,494,199	6,319,789

Gross Profit	5,920,701	4,743,732	12,869,639	8,430,822

Operating Expenses:
General and administrative	3,280,344	3,085,051	5,991,681	5,381,443
Research and Development	711,754	617,058	1,478,050	1,296,453

Net Operating expense	3,992,098	3,702,109	7,469,731	6,677,896

Income from operations	1,928,603	1,041,623	5,399,908	1,752,926

Other Income (expense):
Other Income	208,599	57,056	392,240	111,379
Other Expense	(133,078)	(64,621)	(200,305)	(129,173)

Net other income (expense)	75,521	(7,565)	191,935	(17,794)

Income before provision for income taxes	2,004,124	1,034,058	5,591,843	1,735,132

Provision for income taxes	977,489	246,684	1,618,834	370,684

Net Income	$1,026,635	$787,374	$3,973,009	$1,364,448

Net income per common share:
Basic	$0.09	$0.07	$0.36	$0.13
Diluted	$0.09	$0.07	$0.36	$0.13

Weighted average shares outstanding:
Basic	10,924,714	10,866,775	10,921,033	10,837,186
Diluted	10,933,130	10,892,302	10,925,702	10,867,667

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at March 31, 2023	-	$-	10,924,274	$1,091	$31,536,182	-	$5,206,508	$36,743,781
Stock options exercised	-	-	2,500	1	10,475	-	-	10,476
Stock options repurchased	-	-	-	-	(17,568)	-	-	(17,568)
Stock reserved for future services	-	-	-	-	175,412	-	-	175,412
Net income	-	-	-	-	-	-	1,026,635	1,026,635
Balance at June 30, 2023	-	$-	10,926,774	$1,092	$31,704,501	$-	$6,233,144	$37,938,737

	For the Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at March 31, 2022	-	$-	10,809,630	1,081	30,957,616	$-	$881,311	$31,840,008
Stock options exercised	-	-	5,000	-	4,750	-	-	4,750
Stock issued for services	-	-	64,815	6	349,995	-	-	350,001
Stock reserved for future services	-	-	-	-	44,247	-	-	44,247
Net income	-	-	-	-	-	-	787,374	787,374
Balance at June 30, 2022	-	$-	10,876,945	1,087	31,356,608	$-	$1,668,685	$33,026,380

	For the Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	-	$-	10,900,759	$1,089	$31,420,395	-	$2,260,135	$33,681,619
Stock options exercised	-	-	10,000	2	27,200	-	-	27,202
Stock options repurchased	-	-	-	-	(17,568)	-	-	(17,568)
Stock issued for services	-	-	16,015	1	74,999	-	-	75,000
Stock reserved for future services	-	-	-	-	199,475	-	-	199,475
Net income	-	-	-	-	-	-	3,973,009	3,973,009
Balance at June 30, 2023	-	$-	10,926,774	$1,092	$31,704,501	$-	$6,233,144	$37,938,737

	For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	-	$-	10,807,130	1,081	30,923,391	$-	$304,237	$31,228,709
Stock options exercised	-	-	5,000	-	12,725	-	-	12,725
Stock issued for services	-	-	64,815	6	349,995	-	-	350,001
Stock reserved for future services	-	-	-	-	70,497	-	-	70,497
Net income	-	-	-	-	-	-	1,364,448	1,364,448
Balance at June 30, 2022	-	$-	10,876,945	1,087	31,356,608	$-	$1,668,685	$33,026,380

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2023	2022

Cash flows from operating activities:
Net income	$3,973,009	$1,364,448
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	479,889	446,688
Right of use amortization	244,580	160,658
Employee stock compensation	199,475	70,497
Stock issued for service	75,000	350,001
Changes in operating assets and liabilities:
Accounts receivable, net	(14,928,520)	(2,491,348)
Inventory, net	(375,211)	(3,816,862)
Deferred taxes	(3,122,905)	255,511
Unbilled revenue	5,063,881	(873,605)
Prepaid expenses and other current assets	(15,281)	92,128
Other assets	173,999	(186,727)
Security deposits, long-term	-	(15,979)
Accounts payable and other accrued expenses	3,792,847	1,115,242
Payments on operating lease liability	(257,677)	(170,535)
Deferred revenue	5,010,384	921,613
Net cash provided by (used in) operating activities	313,470	(2,778,270)

Cash flows from investing activities:
Purchase of intangible assets	-	(86,012)
Purchase of property and equipment	(345,640)	(1,725,726)
Net cash (used in) investing activities	(345,640)	(1,811,738)

Cash flows from financing activities:
Principal payments of debt	(118,087)	(115,049)
Stock options exercised	9,634	12,725
Net cash (used in) financing activities	(108,453)	(102,324)

Net increase (decrease) in cash and restricted cash	(140,623)	(4,692,332)
Cash and restricted cash, beginning of period	13,483,597	19,708,565
Cash and restricted cash, end of period	$13,342,974	$15,016,233

Supplemental disclosure of cash flow information:
Cash (refunded) paid:	$134,514	$99,035
Income taxes paid (refunded)	$-	$128,507

Supplemental disclosure of non-cash investing and financing activities:
Conversion of inventory to property and equipment	$-	$294,016

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on June 30, 2023, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2022, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,
	2023				2022
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$73,099	$8,506,291	$373,166	$8,952,556	$3,521,100	$1,422,233	$1,737,301	$6,680,634
Extended Service-type warranties	21,367	599,390	16,257	637,014	30,546	747,878	27,646	806,070
Customized software and content	4,800	277,555	82,855	365,210	-	60,392	126,000	186,392
Installation and training	19,702	154,280	208,141	382,123	35,343	249,847	39,097	324,287
Total Revenue	$118,968	$9,537,516	$680,419	$10,336,903	$3,586,989	$2,480,350	$1,930,044	$7,997,383

	Six Months Ended June 30,
	2023				2022
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$562,908	$13,985,932	$3,515,037	$18,063,877	$5,101,292	$4,646,791	$2,643,938	$12,392,021
Extended Service-type warranties	44,711	1,138,598	35,680	1,218,989	62,033	1,478,238	45,308	1,585,579
Customized software and content	24,300	284,751	65,994	375,045	-	2,106	209,000	211,106
Installation and training	40,264	403,834	261,829	705,927	47,208	407,400	107,297	561,905
Total Revenue	$672,183	$15,813,115	$3,878,540	$20,363,838	$5,210,533	$6,534,535	$3,005,543	$14,750,611

For the six months ended June 30, 2023, governmental customers comprised $15,813,114, or 78% of total net sales, commercial customers comprised $672,185, or 3% of total net sales, and international customers comprised $3,878,540, or 19% of total net sales. By comparison, for the six months ended June 30, 2022, governmental customers comprised $6,534,535, or 44%, of total net sales, commercial customers comprised $5,210,533, or 36%, of total net sales, and international customers comprised $3,005,543, or 20%, of total net sales. Previously, VirTra considered a sale to a prime contractor for a government end-user as “commercial”. However, beginning in 2022, VirTra now classifies such sales as “government”.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $8,379,514 and $2,719,108 on June 30, 2023, and December 31, 2022, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,044,472 and $1,583,384 as of June 30, 2023, and December 31, 2022, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,444,652 and $1,601,472 as of June 30, 2023, and December 31, 2022, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $308,000 and $358,000 as of June 30, 2023, and December 31, 2022, respectively, as there was a significantly lower amount of warranty expenses that justified a decrease in accrual. During the six months ended June 30, 2023, and 2022, the Company recognized revenue of $1,218,990 and $916,069, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $12,842,974 and $12,983,597 as of June 30, 2023, and December 31, 2022, respectively.

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

As of June 30, 2023, the Company had one customer that accounted for 17% of the total accounts receivable.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended June 30,
	2023	2022

Net Income	$1,026,635	$787,374
Weighted average common stock outstanding	10,924,714	10,866,775
Incremental shares from stock options	8,416	25,527
Weighted average common stock outstanding, diluted	10,933,130	10,892,302

Net income per common share and common equivalent share
Basic	$0.09	$0.07
Diluted	$0.09	$0.07

	Six Months Ended June 30,
	2023	2022

Net Income	$3,973,009	$1,364,448
Weighted average common stock outstanding	10,921,033	10,837,186
Incremental shares from stock options	4,669	30,481
Weighted average common stock outstanding, diluted	10,925,702	10,867,667

Net income per common share and common equivalent share
Basic	$0.36	$0.13
Diluted	$0.36	$0.13

Note 2. Inventory

Inventory consisted of the following as of:

	June 30, 2023	December 31, 2022

Raw materials and work in process	$10,349,715	$9,894,759
Reserve	(382,176)	(302,431)

Total Inventory	$9,967,539	$9,592,328

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $0 and $294,016 of spare parts as Other Assets, long-term on the Balance Sheet at June 30, 2023 and December 31, 2022, respectively.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2023	December 31, 2022
Land	$1,778,987	$1,778,987
Building & Building Improvements	9,129,364	9,129,364
Computer equipment	1,209,371	1,210,021
Furniture and office equipment	307,708	289,379
Machinery and equipment	2,820,194	2,788,803
STEP equipment	2,002,084	1,954,430
Leasehold improvements	347,384	347,384
Construction in Progress	1,998,248	1,749,332

Total property and equipment	19,593,340	19,247,700
Less: Accumulated depreciation and amortization	(4,444,172)	(3,980,567)

Property and equipment, net	$15,149,168	$15,267,133

Depreciation expenses, including STEP depreciation, were $463,605 and $196,711 for the six months ended June 30, 2023, and 2022, respectively.

Note 4. Intangible Assets

Intangible assets consisted of the following as of:

	June 30, 2023	December 31, 2022
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	695,207
Less accumulated amortization	(123,222)	(107,430)

Intangible assets, net	$571,985	$587,777

Amortization expense was $15,792 and $41,128 for the six months ended June 30, 2023, and 2022, respectively.

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

Balance Sheet Classification	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets, beginning of period	$1,212,814	$784,306
Additional property in Orlando	-	840,843
Amortization for the period ended	(244,580)	(412,335)
Total operating lease right-of-use asset	$968,234	$1,212,814
Liabilities
Current
Operating lease liability, short-term	$569,692	$557,683
Non-current
Operating lease liability, long-term	450,337	720,023
Total lease liabilities	$1,020,029	$1,277,706

Future minimum lease payments as of June 30, 2023, under non-cancelable operating leases are as follows:

2023	$345,999
2024	317,377
2025	191,478
2026	196,314
2027	99,383

Total lease payments	1,150,551
Less: imputed interest	(130,522)
Operating lease liability	$1,020,029

Rent expenses for the six months ended June 30, 2023, and 2022 were $284,139 and $404,453, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	June 30, 2023	December 31, 2022
Salaries and wages payable	$409,804	$502,940
Employee benefits payable	30,751	31,618
Accrued paid time off (PTO)	690,107	590,491
Profit sharing payable	522,488	369,841

Total accrued compensation and related costs	$1,653,150	$1,494,890

Accrued expenses and other current liabilities consist of the following as of:

	June 30, 2023	December 31, 2022
Manufacturer’s warranties	$308,000	$358,000
Taxes payable	5,198,435	1,294,110
Miscellaneous payable	127,466	265,812

Total accrued expenses and other current liabilties	$5,633,901	$1,917,922

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

The note payable amounts consist of the following:

	June 30, 2023	December 31, 2022

Short-term liabilities
Note payable, principal	$246,215	$227,324
Accrued interest to date	5,648	5,213

Note Payable, short-term	$251,863	$232,537

Long-term liabilities
Note payable, principal	$7,932,521	$8,050,116

Note payable, long tern	$7,932,521	$8,050,116

Note 8. Related Party Transactions

During the six months ended June 30, 2023, one Board member and the Company’s Co-CEO each purchased 10,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $27,202. Also, during the six months ended June 30, 2023, the Company redeemed 10,000 previously award stock options nearing expiration from the Company’s Co-CEO, which resulted in a total of $21,150 in additional compensation expense.

During the six months ended June 30, 2022, the Company redeemed 17,500 previously awarded stock options nearing expiration from the Company’s Co-CEO and former COO. The redemption eliminated the stock options and resulted in a total of $47,800 in additional compensation expense in 2022. Also, during the six months ended June 30, 2022, the Company issued 5,000 shares of Common Stock to one member of the Board of Directors for previously awarded stock options at an exercise price of $12,725.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time.

Restricted Stock Unit Grants

On August 26, 2021, and April 11, 2022, the Compensation Committee of the Board of Directors granted a total of 392,223, and 288,889 Restricted Stock Units (RSUs), respectively, pursuant to Section 9 of the 2017 Equity Incentive Plan to the co-Chief Executive Officers and the Chief Operating Officer, to be awarded based on achievement of certain performance goals over the next three years. During August 2022, 168,090 Restricted Stock Units were forfeited upon the departure of the Chief Operating Officer.

On December 1, 2022, the Company granted a total of 15,000 RSUs to its Chief Financial Officer, which can be awarded based on achievement of performance goals over the next three years. On January 1, 2023, the Company issued 42,735 RSUs to a new member of the Board of Directors which can be awarded only upon a sale of the Company.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, was $2,720,015 and therefore awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its Co-Chief Executive Officers. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, of $3,000,000 is probable and recorded expenses of $199,475 and $70,497 related to the RSUs for the six months ended June 30, 2023, and 2022, respectively. The Company recorded expenses of $24,063 and $26,250 for the three months ended June 30, 2023 and 2022, respectively.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the six months ended June 30, 2023, and 2022, $300,000 and $150,000 was expensed to operations for profit sharing.

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

	June 30, 2023		December 31, 2022
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	45,000	$4.26	112,500	$3.51
Granted	-	-	-	-
Redeemed	(10,000)	5.04	(27,500)	2.44
Exercised	(10,000)	2.72	(17,500)	2.33
Expired / terminated	-	-	(22,500)	4.05
Options outstanding, end of period	25,000	$4.57	45,000	$4.26
Options exercisable, end of period	25,000	$4.57	45,000	$4.26

The Company did not have any non-vested stock options outstanding as of June 30, 2023, and December 31, 2022. The weighted average contractual term for options outstanding and exercisable on June 30, 2023, and 2022 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on June 30, 2023, and 2022 was $9,750 and $56,700, respectively. For the three months ended June 30, 2023, and 2022, the Company received payments related to the exercise of options in the amount of $10,475 and $4,750, respectively, and for the six months ended June 30, 2023 and 2023, the Company received $27,202 and $12,725, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

2017 Equity Incentive Plan

Through June 30, 2023, 224,133 and 288,889 restricted stock awards and 14,057 and 10,543 restricted shares have been granted under the Equity Plan to the Company’s Co-CEO’s and former COO, respectively.

Common stock activity

During the three months ended June 30, 2023, one Board member purchased 2,500 shares of Common Stock pursuant to the exercise of previously awarded stock options at the exercise price of $4.19 per share, for a total of $10,475. During the six months ended June 30, 2023, one board member and one of the Co-CEO’s purchased 10,000 shares for a total price of $27,202.

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

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”) is a global provider of judgmental use of force training simulator and firearms training simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly effective virtual reality and simulator technology.

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

Results of operations for the three and six months ended June 30, 2023, and June 30, 2022

Revenues. Net sales were $10,336,903 for the three months ended June 30, 2023, compared to $7,997,383 for the same period in 2022, an increase of $2,339,520 or 29%. Net sales were $20,363,838 for the six months ended June 30, 2023, compared to $14,750,611 for the same period in 2022, an increase of $5,613,227, or 38% The increase in revenues for the three and six months ended June 30, 2023, resulted from an improvement in operations which helped to move through the backlog and ship orders at a record pace.

Cost of Sales. Cost of sales were $4,416,202 for the three months ended June 30, 2023, compared to $3,253,651 for the same period in 2022, an increase of $1,162,551, or 36%. Cost of sales were $7,494,199 for the six months ended June 30, 2023, compared to $6,319,789, or 19% increase. The increase was partly related to the increase in the amount of products shipping in the quarter. There was also a one-time inventory adjustment made when we went live with our new ERP system, which had the effect of increasing the cost of sales for this quarter.

Gross Profit. Gross profit was $5,920,701 for the three months ended June 30, 2023, compared to $4,743,732 for the same period in 2022, an increase of $1,176,969, or 25%. Gross profit was $12,869,639 for the six months ended June 30, 2023 compared to $8,430,822 for the same period in 2022, an increase of $4,438,817, or 53%. The gross profit margin for the three months ended June 30, 2023, and 2022 was 57% and 59%, respectively. The gross profit margin was 63% for the six months ended June 30, 2023 and 57% for the same period in 2022. The increase in gross profit was driven by the mix of systems sold with a streamlined production line to help lower cost of goods sold in comparison to the growth of sales.

Operating Expenses. Net operating expense was $3,992,098 for the three months ended June 30, 2023, compared to $3,702,109 for the same period in 2022, an increase of $289,989, or 8%. Net operating expense was $7,469,731 for the six months ended June 30, 2023 compared to $6,677,896 for the same period in 2022, an increase of $791,835, or 12%. The increase was primarily due to an increase in salaries and benefits due to additional staff and the expenses for the new Orlando office and a $181,597 increase in research and development.

Operating Income. Operating income was $1,928,603 for the three months ended June 30, 2023, compared to an operating income of $1,041,623 for the same period in 2022, an increase of $886,980 or 85%. Operating income was $5,399,908 for the six months ended June 30, 2023 compared to $1,752,926 for the same period in 2022, an increase of $3,646,982, or 208%.

Other Income. Other income net of other expense was $75,522 for the three months ended June 30, 2023, compared to net other expense of ($7,565) for the same period in 2022, an increase of $83,087, or 110%, primarily from the additional rental income from the sublet property. Other income net of other expense was $191,935 for the six months ended June 30, 2023 compared to other income net of other expense of ($17,794), an increase of $209,729, or 117%.

Provision (Benefit) for Income Tax. Provision for income tax was $977,489 for the three months ended June 30, 2023, compared to $246,684 for the same period in 2022, an increase of $730,805, or 296%. Provision for income tax was $ 1,618,834 for the six months ended June 30, 2023, compared to $ 370,684 for the same period in 2022, an increase of $ 1,248,150, or 337%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $1,026,636 for the three months ended June 30, 2023, compared to net income of $787,374 for the same period in 2022, an increase of $239,262 or 30%. Net income was $ 3,973,009 for the six months ended June 30, 2023, compared to $1,364,448 for the same period in 2022, an increase of $2,608,561, or 191%. The fluctuations in net income relate to each respective section discussed above.

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

	For the Three Months Ended				For the Six Months Ended
	June 30	June 30	Increase	%	June 30	June 30	Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change

Net Income	$1,026,635	$787,374	$239,261	30%	$3,973,009	$1,364,448	$2,608,561	191%
Adjustments:
Provision for income taxes	977,489	246,684	730,805	296%	1,618,834	370,684	1,248,150	337%
Depreciation and amortization	253,911	230,942	22,969	10%	481,481	446,688	34,793	8%
Interest (net)	61,237		61,237	100%	109,420		109,420	100%
EBITDA	$2,319,271	$1,265,000	$1,054,271	83%	$6,182,743	$2,181,820	$4,000,923	183%
Right of use amortization	244,581	80,805	163,776	203%	366,355	160,658	205,697	128%

Adjusted EBITDA	$2,563,852	$1,345,805	$1,218,047	91%	$6,549,098	$2,342,478	$4,206,620	180%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $13,342,974 and $13,483,597 of cash and cash equivalents as of June 30, 2023, and December 31, 2022, respectively. Working capital was $26,571,718 and $24,339,089 as of June 30, 2023, and December 31, 2022, respectively.

Net cash provided by operating activities was $313,470 and used in operating activities $2,778,270 for the six months ended June 30, 2023, and 2022, respectively. Net cash provided by operating activities resulted primarily from the net income for the 2023 period.

Net cash used in investing activities was $345,640 for the six months ended June 30, 2023, compared to net cash used in investing activities of $1,811,738 for the six months ended June 30, 2022. Investing activities in 2023 and 2022 consisted of purchases of intangible assets and purchases of property and equipment.

Net cash used in financing activities was $108,453 for the six months ended June 30, 2023, compared to $102,324 for the six months ended June 30, 2022. In both periods, cash was used primarily for principal payment of debt offset by the proceeds from the exercise of stock options.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $8.4 million for the six months ended June 30, 2023. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2023, the Company’s backlog was $16.4 million. The breakout of this backlog includes $7.8 million in capital, $6.3 million in service and warranties, and $2.3 million in STEP contracts. Warranties/Service and STEP backlog calculated in this number is revenue that will be recognized on a straight-line basis over the next 7 years. In addition, there is $7 million in renewable STEP contracts over the next 5 years. Management estimates the majority of the new bookings received in the first six months of 2023 will be converted to revenue in 2023. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that there have been no changes in our critical accounting policies during the six months ended June 30, 2023.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended June 30, 2023, and continuing into 2023, we are implementing more formal review and documentation of workflow processes and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

VIRTRA, INC.

Date: August 14, 2023	By:	/s/ Robert D. Ferris
Robert D. Ferris
Co-Chief Executive Officer and President
(principal executive officer)

	By:	/s/ John F. Givens II
John F. Givens II
Co-Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

