Form 10-Q
period 2023-09-30
VirTra, Inc
filed 2023-11-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 11,094,689 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,201,178	$13,483,597
Accounts receivable, net	14,134,515	3,002,887
Inventory, net	10,775,630	9,592,328
Unbilled revenue	2,998,700	7,485,990
Prepaid expenses and other current assets	1,310,589	531,051

Total current assets	46,420,612	34,095,853

Long-term assets:
Property and equipment, net	15,096,353	15,267,133
Operating lease right-of-use asset, net	843,042	1,212,814
Intangible assets, net	569,762	587,777
Security deposits, long-term	35,691	35,691
Other assets, long-term	201,670	376,461
Deferred tax asset, net	5,361,667	2,238,762

Total long-term assets	22,108,185	19,718,638

Total assets	$68,528,797	$53,814,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,386,038	$1,251,240
Accrued compensation and related costs	1,381,507	1,494,890
Accrued expenses and other current liabilities	5,936,871	1,917,922
Note payable, current	207,220	232,537
Operating lease liability, short-term	578,517	557,683
Deferred revenue, short-term	7,738,550	4,302,492

Total current liabilities	17,228,703	9,756,764

Long-term liabilities:
Deferred revenue, long-term	3,446,423	1,605,969
Note payable, long-term	7,872,784	8,050,116
Operating lease liability, long-term	307,086	720,023

Total long-term liabilities	11,626,293	10,376,108

Total liabilities	28,854,996	20,132,872

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 10,961,356 and 10,900,759 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,094	1,089
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	31,804,768	31,420,395
Retained earnings	7,867,939	2,260,135

Total stockholders’ equity	39,673,801	33,681,619

Total liabilities and stockholders’ equity	$68,528,797	$53,814,491

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Revenue:
Net Sales	$7,561,582	$4,903,397	$27,925,420	$19,654,008
Total Revenue	7,561,582	4,903,397	27,925,420	19,654,008

Cost of sales	2,175,508	2,387,307	9,669,708	8,707,096

Gross Profit	5,386,074	2,516,090	18,255,712	10,946,912

Operating Expenses:
General and administrative	3,229,075	2,900,100	9,220,751	8,281,543
Research and Development	487,388	687,890	1,965,438	1,984,343

Net Operating expense	3,716,463	3,587,990	11,186,189	10,265,886

Income from operations	1,669,611	(1,071,900)	7,069,523	681,026

Other Income (expense):
Other Income	233,521	112,571	625,761	223,950
Other Expense	(24,026)	(66,235)	(224,330)	(195,408)

Net other income (expense)	209,495	46,336	401,431	28,542

Income before provision for income taxes	1,879,106	(1,025,564)	7,470,954	709,568

Provision (Benefit) for income taxes	244,316	(222,683)	1,863,150	148,001

Net Income	$1,634,790	$(802,881)	$5,607,804	$561,567

Net income (loss) per common share:
Basic	$0.15	$(0.07)	$0.51	$0.05
Diluted	$0.15	$(0.07)	$0.51	$0.05

Weighted average shares outstanding:
Basic	10,934,962	10,867,745	10,924,486	10,850,912
Diluted	10,942,509	10,867,745	10,929,155	10,870,842

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at June 30, 2022	-	$-	10,876,945	$1,087	$31,356,608	$-	$1,668,685	$33,026,380
Stock options exercised	-	-	10,000	1	21,125	-	-	21,126
Stock issued for cash in offering, net	-	-	-	-	-	-	-	-
Stock options repurchased	-	-	-	-	-	-	-	-
Stock issued for services	-	-	11,314	1	756	-	-	757
Stock reserved for future services	-	-	-	-	22,770	-	-	22,770
Treasury stock	-	-	-	-	-	-	-	-
Treasury stock cancelled	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	(802,881)	(802,881)
Balance at September 30, 2022	-	$-	10,898,259	$1,089	$31,401,259	$-	$865,804	$32,268,152

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	-	$-	10,807,130	$1,081	$30,923,391	$-	$304,237	$31,228,709
Stock options exercised	-	-	15,000	1	33,850	-	-	33,851
Stock issued for cash in offering, net	-	-	-	-	-	-	-	-
Stock options repurchased	-	-	-	-	-	-	-	-
Stock issued for services	-	-	76,129	7	350,751	-	-	350,758
Stock reserved for future services	-	-	-	-	93,267	-	-	93,267
Treasury stock	-	-	-	-	-	-	-	-
Treasury stock cancelled	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	561,567	561,567
Balance at September 30, 2022	-	$-	10,898,259	$1,089	$31,401,259	$-	$865,804	$32,268,152

	For the Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at June 30, 2023	-	$-	10,926,774	$1,092	$31,704,500	$-	$6,233,149	$37,938,741
Stock options exercised	-	-	2,500	1	14,700	-	-	14,701
Stock issued for cash in offering, net	-	-	-	-	-	-	-	-
Stock options repurchased	-	-	-	-	17,569	-	-	17,569
Stock issued for services	-	-	32,082	1	-	-	-	1
Stock reserved for future services	-	-	-	-	67,999	-	-	67,999
Net income	-	-	-	-	-	-	1,634,790	1,634,790
Balance at September 30, 2023	-	$-	10,961,356	$1,094	$31,804,768	$-	$7,867,939	$39,673,801

	For the Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	-	$-	10,900,759	$1,089	$31,420,395	$-	$2,260,135	$33,681,619
Stock options exercised	-	-	12,500	3	41,900	-	-	41,903
Stock issued for cash in offering, net	-	-	-	-	-	-	-	-
Stock options repurchased	-	-	-	1	74999	-	-	75000
Stock issued for services	-	-	48,097	-	-	-	-	-
Stock reserved for future services	-	-	-	1	267,474	-	-	267,475
Net income	-	-	-	-	-	-	5,607,804	5,607,804
Balance at September 30, 2023	-	$-	10,961,356	$1,094	$31,804,768	$-	$7,867,939	$39,673,801

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,607,804	$561,567
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	701,536	659,775
Right of use amortization	369,772	291,879
Stock issued for service	342,475	444,025
Changes in operating assets and liabilities:
Accounts receivable, net	(11,131,628)	1,578,205
Interest receivable	-	-
Inventory, net	(1,183,302)	(4,755,126)
Deferred taxes	(3,122,905)	112,377
Unbilled revenue	4,487,290	(158,905)
Prepaid expenses and other current assets	(779,538)	235,824
Other assets	174,791	(186,727)
Security deposits, long-term	-	(15,979)
Accounts payable and other accrued expenses	4,015,047	137,762
Payments on operating lease liability	(392,103)	(291,039)
Deferred revenue	5,276,512	(66,237)

Net cash provided by (used in) operating activities	4,365,751	(1,452,599)

Cash flows from investing activities:
Purchase of intangible assets	-	(120,016)
Purchase of property and equipment	(512,249)	(2,324,058)
Net cash (used in) investing activities	(512,249)	(2,444,074)

Cash flows from financing activities:
Principal payments of debt	(177,824)	(172,589)
Stock issued for options exercised	41,903	33,851
Net cash (used in) financing activities	(135,921)	(138,738)

Net increase (decrease) in cash and restricted cash	3,717,581	(4,035,411)
Cash and restricted cash, beginning of period	13,483,597	19,708,565
Cash and restricted cash, end of period	$17,201,178	$15,673,154

Supplemental disclosure of cash flow information:
Cash (refunded) paid:	$-	$99,035
Income taxes paid (refunded)	$-	$128,507
Interest paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Addition of new lease and corresponding ROU asset and lease liability	$-	$840,843
Conversion of inventory to property and equipment	$-	$322,968

See accompanying notes to unaudited condensed financial statements

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on September 30, 2023, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2022, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and the following table illustrates the disaggregation disclosure by customer’s location and performance obligation.

	Three Months ended September 30,
	2023				2022
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$8,948	$3,025,601	$162,641	$3,197,190	$198,886	$2,641,214	$369,906	$3,210,006
Extended Service-type warranties	16,994	1,187,333	15,883	1,220,210	29,798	650,839	14,368	695,005
Customized software and content		451,500	-	451,500	-	794,857	3,437	798,294
Installation and training	18,911	185,552	-	204,463	8,992	192,380	(5,860)	195,512
Licensing and royalties	-	-	-	-	4,580	-	-	4,580
Design & Prototyping	-	2,488,219	-	2,488,219	-	-	-	-
Total Revenue	$44,853	$7,338,205	$178,524	$7,561,582	$242,256	$4,279,290	$381,851	$4,903,397

	Nine Months Ended September 30, 2023
	2023				2022
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$571,856	$15,772,770	$3,677,678	$20,022,304	$1,412,539	$11,175,641	$3,013,844	$15,602,024
Extended Service-type warranties	61,705	2,325,931	51,563	2,439,199	91,836	2,129,077	59,675	2,280,588
Customized software and content	24,300	736,251	65,994	826,545	-	796,962	212,437	1,009,399
Installation and training	59,175	589,386	261,829	910,390	56,200	599,780	101,437	757,417
Licensing and royalties	-	-	-	-	4,580	-	-	4,580
Design & Prototyping	-	3,726,982	-	3,726,982	-	-	-	-
Total Revenue	$717,036	$23,151,320	$4,057,064	$27,925,420	$1,565,155	$14,701,460	$3,387,393	$19,654,008

For the nine months ended September 30, 2023, governmental customers comprised $23,151,320, or 83% of total net sales, commercial customers comprised $717,036, or 3% of total net sales, and international customers comprised $4,057,064, or 14% of total net sales. By comparison, for the nine months ended September 30, 2022, governmental customers comprised $14,701,460, or 75%, of total net sales, commercial customers comprised $1,565,155, or 8%, of total net sales, and international customers comprised $3,387,393, or 17%, of total net sales. Previously, VirTra considered a sale to a prime contractor for a government end-user as “commercial”. However, beginning in 2022, VirTra now classifies such sales as “government”.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $7,025,496 and $2,719,108 on September 30, 2023, and December 31, 2022, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. The increase we are seeing in deferred revenue is related to the change in our terms and conditions to require deposits from customers in every feasible scenario.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $844,186 and $1,583,384 as of September 30, 2023, and December 31, 2022, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $3,315,291 and $1,601,472 as of September 30, 2023, and December 31, 2022, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $445,000 and $358,000 as of September 30, 2023, and December 31, 2022, respectively, we did see a small uptick in some warranty repairs so we took a bit of a conservative approach to increase the accrual. During the nine months ended September 30, 2023, and 2022, the Company recognized revenue of $1,383,583 and $1,364,519 respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $16,701,178 and $12,983,597 as of September 30, 2023, and December 31, 2022, respectively.

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

As of September 30, 2023, the Company had one customer that accounted for 16% of the total accounts receivable.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended September 30,
	2023	2022

Net Income (Loss)	$1,634,790	$(802,881)
Weighted average common stock outstanding	10,934,962	10,867,745
Incremental shares from stock options	7,547	-
Weighted average common stock outstanding, diluted	10,942,509	10,867,745

Net income per common share and common equivalent share
Basic	$0.15	$(0.07)
Diluted	$0.15	$(0.07)

	Nine Months Ended September 30,
	2023	2022

Net Income	$5,607,804	$561,567
Weighted average common stock outstanding	10,924,486	10,850,912
Incremental shares from stock options	4,669	19,930
Weighted average common stock outstanding, diluted	10,929,155	10,870,842

Net income per common share and common equivalent share
Basic	$0.51	$0.05
Diluted	$0.51	$0.05

Note 2. Inventory

Inventory consisted of the following as of:

	September 30, 2023	December 31, 2022

Raw materials and work in process	$11,157,806	$9,894,759
Reserve	(382,176)	(302,431)

Total Inventory	$10,775,630	$9,592,328

The Company regularly evaluates the useful life of its spare parts inventory and as a result, the Company classified $0 and $294,016 of spare parts as Other Assets, long-term on the Balance Sheet at September 30, 2023 and December 31, 2022, respectively.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2023	December 31, 2022
Land	$1,778,987	$1,778,987
Building & Building Improvements	9,129,363	9,129,364
Computer equipment	1,210,851	1,210,021
Furniture and office equipment	308,002	289,379
Manchinery and equipment	2,828,819	2,788,803
STEP equipment	2,002,083	1,954,430
Leasehold improvements	358,584	347,384
Construction in Progress	2,143,260	1,749,332

Total property and equipment	19,759,949	19,247,700
Less: Accumulated depreciation and amortization	(4,663,596)	(3,980,567)

Property and equipment, net	$15,096,353	$15,267,133

Depreciation expenses, including STEP depreciation, were $682,784 and $597,775 for the nine months ended September 30, 2023, and 2022, respectively.

Note 4. Intangible Assets

Intangible assets consisted of the following as of:

	September 30, 2023	December 31, 2022
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	695,207
Less accumulated amortization	(125,445)	(107,430)

Intangible assets, net	$569,762	$587,777

Amortization expense was $18,752 and $61,692 for the nine months ended September 30, 2023, and 2022, respectively.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets, beginning of period	1,212,814	784,306
Additional Property in Orlando	-	840,843
Amortization for the period ended	(369,772)	(412,335)
Total operating lease right-of-use asset	$843,042	1,212,814
Liabilities
Current
Operating lease liability, short-term	$578,517	$557,683
Non-current
Operating lease liability, long-term	307,086	720,023
Total lease liabilities	$885,603	$1,277,706

Future minimum lease payments as of September 30, 2023, under non-cancelable operating leases are as follows:

2023	211,574
2024	317,376
2025	191,478
2026	196,314
2027	99,384

Total Lease Payments	1,016,126
Less: imputed interest	(130,523)
Operating Lease Liability	885,603

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Rent expenses for the nine months ended September 30, 2023, and 2022 were $444,343 and $647,893, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	September 30, 2023	December 31, 2022
Salaries and wages payable	$207,701	$502,940
Employee benefits payable	48,747	31,618
Accrued paid time off (PTO)	452,570	590,491
Profit sharing payable	672,489	369,841

Total accrued compensation and related costs	$1,381,507	$1,494,890

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2023	December 31, 2022
Manufacturer’s warranties	$445,000	$358,000
Taxes payable	5,370,946	1,294,110
Miscellaneous payable	120,925	265,812

Total accrued expenses and other current liabilities	$5,936,871	$1,917,922

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

The note payable amounts consist of the following:

	September 30, 2023	December 31, 2022

Short-term liabilities
Note payable, principal	$248,566	$227,324
Accrued interest to date	(41,345)	5,213

Note Payable, short-term	$207,220	$232,537

Long-term liabilities
Note payable, principal	$7,872,784	$8,050,116

Note payable, long term	$7,872,784	$8,050,116

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8. Related Party Transactions

During the nine months ended September 30, 2023, one Board member purchased 2,500 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $14,700.

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

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, was $4,564,459 and therefore awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,630 (prior to the deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and CEO, respectively. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2024, of $5,000,000 is probable and recorded expenses of $67,988 and $267,474 related to the RSUs for the three months and nine months ended September 30, 2023, respectively.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the nine months ended September 30, 2023, and 2022, $450,000 and $225,000 was expensed to operations for profit sharing.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

	September 30, 2023		December 31, 2022
	Number of Stock	Weighted Exercise	Number of Stock	Weighted Exercise
	Options	Price	Options	Price
Options outstanding, beginning of year	45,000	$4.26	112,500	$3.51
Granted	-	-	-	-
Redeemed	(10,000)	5.04	(27,500)	2.44
Exercised	(12,500)	3.35	(17,500)	2.33
Expired / terminated	-	-	(22,500)	4.05
Options outstanding, end of period	22,500	$3.89	45,000	$4.26
Options exercisable, end of period	22,500	$3.89	45,000	$4.26

The Company did not have any non-vested stock options outstanding as of September 30, 2023, and December 31, 2022. The weighted average contractual term for options outstanding and exercisable on September 30, 2023, and 2022 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on September 30, 2023, and 2022 was $34,425 and $106,332 respectively. For the three months ended September 30, 2023, and 2022, the Company received payments related to the exercise of options in the amount of $14,700 and $16,875, respectively. For the nine months ended September 30, 2023, the Company received $41,902 and $29,600, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

2017 Equity Incentive Plan

Through September 30, 2023, 224,133 and 288,889 restricted stock awards and 14,057 and 10,543 restricted shares have been granted under the Equity Plan to the Company’s Co-CEO’s respectively.

Common stock activity

During the three months ended September 30, 2023, one Board member purchased 2,500 shares of Common Stock pursuant to the exercise of previously awarded stock options at the exercise price of $5.88 per share, for a total of $14,700. During the nine months ended September 30, 2023, one board member and one of the Co-CEO’s purchased 12,500 shares for a total price of $41,902.

On September 1, 2023, the Company settled performance-based restricted stock units that had been granted to its Chairman of the board and CEO by issuing them an aggregate of 52,618 shares (17,566 shares withheld for taxes), net of tax withholding liability, valued at $342,017. The Company had achieved net profit for the twelve months ended June 30, 2022 of at least $2,500,000.

Note 11. Subsequent Events

In October 2023, our CEO was issued 133,333 shares of Common Stock upon settlement of performance-based restricted stock units.

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

Results of operations for the three and nine months ended September 30, 2023, and September 30, 2022

Revenues. Net sales were $7,561,582 for the three months ended September 30, 2023, compared to $4,903,397 for the same period in 2022, an increase of $2,658,185 or 54%. Net sales were $27,925,420 for the nine months ended September 30, 2023, compared to $19,654,008 for the same period in 2022, an increase of $8,271,412, or 42%. The increase in revenues for the three and nine months ended September 30, 2023, resulted from an improvement in operations which helped to move through the backlog and ship orders at a record pace as well as the booking and delivering on 90% of a major developmental project .

Cost of Sales. Cost of sales were $2,175,508 for the three months ended September 30, 2023, compared to $2,387,307 for the same period in 2022, a decrease of $211,799, or 9%. Cost of sales were $9,669,708 for the nine months ended September 30, 2023, compared to $8,707,096, or 11% increase. The quarterly decrease is a combination of some streamlined processes that allowed the Company to capitalize on cost savings, along with adjusting the cost of goods labor to our work in progress accounts as we began a work on a few large projects. The annual increase is related to the last quarter reporting of the one-time inventory adjustment made when we went live with our new ERP system,.

Gross Profit. Gross profit was $5,386,074 for the three months ended September 30, 2023, compared to $2,516,090 for the same period in 2022, an increase of $2,869,984, or 114%. Gross profit was $18,255,712 for the nine months ended September 30, 2023 compared to $10,946,912 for the same period in 2022, an increase of $7,308,800, or 67%. The gross profit margin for the three months ended September 30, 2023, and 2022 was 71% and 51%, respectively. The gross profit margin was 65% for the nine months ended September 30, 2023 and 56% for the same period in 2022. The increase in gross profit was driven by the mix of systems sold with a streamlined production line to help lower cost of goods sold in comparison to the growth of sales.

Operating Expenses. Net operating expense was $3,716,463 for the three months ended September 30, 2023, compared to $3,587,990 for the same period in 2022, an increase of $128,473, or 4%. Net operating expense was $11,186,189 for the nine months ended September 30, 2023 compared to $10,265,886 for the same period in 2022, an increase of $920,303, or 9%. The increase was due to an few items starting with an increase in salaries and benefits due to additional staff for the year, expenses for the new Orlando office and general cost related to the ERP reboot.

Operating Income. Operating income was $1,669,611 for the three months ended September 30, 2023, compared to an operating loss of $1,071,900 for the same period in 2022, an increase of $2,741,601 or 256%. Operating income was $7,069,523 for the nine months ended September 30, 2023 compared to $681,026 for the same period in 2022, an increase of $6,388,497, or 938%.

Other Income. Other income net of other expense was $209,495 for the three months ended September 30, 2023, compared to net other income of $46,336 for the same period in 2022, an increase of $163,159, or 352%, primarily from the additional rental income from the sublet property. Other income net of other expense was $401,431 for the nine months ended September 30, 2023 compared to other income net of other expense of $28,542, an increase of $372,889, or 1306%.

Provision (Benefit) for Income Tax. Provision for income tax was $244,316 for the three months ended September 30, 2023, compared to a benefit of $222,683 for the same period in 2022, an increase of $466,999, or 210%. Provision for income tax was $1,863,150 for the nine months ended September 30, 2023, compared to $148,001 for the same period in 2022, an increase of $1,715,149, or 1158%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $1,634,790 for the three months ended September 30, 2023, compared to a net loss of $802,881 for the same period in 2022, an increase of $2,437,671 or 304%. Net income was $5,607,804 for the nine months ended September 30, 2023, compared to $561,567 for the same period in 2022, an increase of $5,046,237, or 899%. The fluctuations in net income relate to each respective section discussed above.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30	September 30	Increase	%	September 30	September 30	Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change

Net Income	$1,634,790	$(802,881)	$2,437,671	304%	$5,607,804	$561,567	$5,046,237	899%
Adjustments:
Provision for income taxes	244,316	(222,683)	466,999	210%	1,863,150	148,001	1,715,149	1159%
Depreciation and amortization	121,054	423,069	(302,015)	-71%	602,535	659,775	(57,240)	-9%
Interest (net)	23,957	-	23,957	100%	133,377	-	133,377	100%
EBITDA	$2,024,117	$(602,495)	$2,626,612	436%	$8,206,866	$1,369,343	$6,837,523	499%
Right of use amortization	843,042	131,221	711,821	542%	1,209,397	291,879	917,518	314%

Adjusted EBITDA	$2,867,159	$(471,274)	$3,338,433	708%	$9,416,263	$1,661,222	$7,755,041	467%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $17,201,178 and $13,483,597 of cash and cash equivalents as of September 30, 2023, and December 31, 2022, respectively. Working capital was $29,191,909 and $24,339,089 as of September 30, 2023, and December 31, 2022, respectively.

Net cash provided by operating activities was $4,365,751 and used in operating activities $1,452,599 for the nine months ended September 30, 2023, and 2022, respectively. Net cash provided by operating activities resulted primarily from the net income for the 2023 period.

Net cash used in investing activities was $512,249 for the nine months ended September 30, 2023, compared to net cash used in investing activities of $2,444,074 for the nine months ended September 30, 2022. Investing activities in 2023 and 2022 consisted of purchases of property and equipment, and, in 2022, a purchase of intangible assets.

Net cash used in financing activities was $93,194 for the nine months ended September 30, 2023, compared to $138,738 for the nine months ended September 30, 2022. In both periods, cash was used primarily for principal payment of debt offset by the proceeds from the exercise of stock options.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $20.1 million for the nine months ended September 30, 2023. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2023, the Company’s backlog was $16 million. The breakout of this backlog includes $7.3 million in capital, $5.9 million in service and warranties, and $2.8 million in STEP contracts. Warranties/Service and STEP backlog calculated in this number is revenue that will be recognized on a straight-line basis over the next 7 years. In addition, there is $6 million in renewable STEP contracts over the next 5 years. Management estimates the majority of the new capital bookings received in the first nine months of 2023 will be converted to revenue in 2023. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that there have been no changes in our critical accounting policies during the nine months ended September 30, 2023.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended September 30, 2023, and continuing into 2023, we are implementing more formal review and documentation of workflow processes and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
(c)

On August 17, 2023, Robert Ferris, the Executive Chairman of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 120,000 shares of common stock. This trading arrangement is scheduled to expire on April 1, 2024. The 10b5-1 trading arrangement was entered into in writing during an open trading window, and is subject to a mandatory cooling off period requirement (i.e., commencement of trading under the arrangement must begin the later of 90 days following adoption of the arrangement or two days following our periodic report on Form 10-Q for the fiscal quarter in which the trading arrangement was adopted).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: November 14, 2023	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

