Form 10-K
period 2023-12-31
VirTra, Inc
filed 2024-04-01
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2023, was approximately $79,117,563.

As of March 29, 2024, the registrant had 11,109,730 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

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

Business  Strategy

We have two main customer groups, namely, law enforcement, and military. These are different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services, as well as to continue incremental improvements to existing product lines. In some cases, the Company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practice is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms courseware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons. These drop-in conversion kits fit into real weapons but safely simulate the most powerful recoil on the market and even lock-back when out-of-ammunition or simulating a dud. True-Fire™ is a patented solution that uniquely empowers VirTra customers with such reliable and accurate firing events so they can perform simulator-based weapon qualification and courses of fire (COF). During 2022, VirTra’s engineering team further enhanced True-Fire™ technology with new patent pending features. In addition, VirTra has formulated the unique ArmorGen(TM) coating to certain recoil kit parts to increase durability and reduce maintenance requirements beyond any other coating we have tested.

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training .

●	VirTra has installed a volumetric video capture studio in order to create training scenarios that could work in either screen-based simulators or in headset-based simulators. Volumetric video realism far exceeds that of computer-generated avatars which likely gives VirTra a strategic advantage for highly desired de-escalation training, especially when simulating human interaction is required. By using this studio, along with outside filming, we are able to offer customers the ability to purchase custom scenarios to meet their specific needs.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

Operations and Suppliers

We produce some of our own products. We also rely on a variety of suppliers. Management is uncertain whether we might encounter future delays with suppliers that would have a material impact on us.

Competition and Competitive Landscape

We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly but are sometimes closely related to the products we offer. Axon, Laser Shot, Inc., InVeris, MILO, Conflict Kinetics, and Ti Training Corp are our main competitors in some or  all our markets.

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

Research and Development

During the years ended December 31, 2023, and 2022, our research and product development expenses were $2,794,314 and $2,606,840, respectively.

Sources and Availability of Raw Materials/Manufacturing and Assembly

We obtain the key components of our products from a variety of sources that we purchase on a purchase order basis from local suppliers at market prices based on our production requirements. We believe alternative sources generally exist for the components used in our products.

Our manufacturing, assembly, warehouse and shipping facilities are in Chandler, Arizona. See Item 2 – Properties.

Employees

As of March, 22, 2024, we employed 112 full-time employees. We maintain a satisfactory working relationship with our employees

Operations

Our operations are conducted from our principal executive office in Chandler, Arizona. In 2022 we opened a facility in Orlando, Florida to support east coast operations. We do not currently have any employees internationally; however, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2023, we have performed sales contracts and warranty service obligations in the U.S. and various foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a vetted customer located in the foreign country, a vetted foreign distributor, a foreign government agency, or pursuant to a contract between our company and a U.S. government agency (such as the U.S. Department of State). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. Federal, state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2023. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts and could decrease our backlog or otherwise materially harm our business, prospects, financial condition or results of operations include:

●	budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transit agencies and regional transit agencies, and changes in fiscal policies or a reduction of available funding;

●	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;
●	increasing customers’ demands for broad uncapped indemnifications provisions with no termination date and unwillingness to agree to request to remove such clauses when possible or negotiate caps and a defined end point to our obligations;

●	disruptions in our customers’ ability to access funding from capital markets;

●	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

●	the adoption of new laws or regulations pertaining to government procurement;

●	government appropriations delays or blanket reductions in departmental budgets;

●	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

●	increased use of shorter duration awards, which increases the frequency we may need to recompete for work;

●	impairment of our reputation or relationships with any significant government agency with which we conduct business;

●	decreased use of small business set asides or changes to the definition of small business by government agencies;

●	increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

●	increased aggressiveness by the government in seeking rights in technical data, computer software, and computer software documentation that we deliver under a contract, which may result in “leveling the playing field” for competitors on follow-on procurements;

●	impairment of our ability to provide third-party guarantees and letters of credit;

●	delays in the payment of our invoices by government payment offices; and

●	national or international health emergencies, such as the COVID-19 public health pandemic.

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

Our products are sold in highly competitive markets with limited barriers to entry. We compete against established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly but are sometimes closely related to the products we offer (see Competition and Competitive Landscape Discussion in Item 1 above).

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

We rely upon the accumulated knowledge, skills and experience of our executive officers and significant employees. Our Executive  Chairman of the Board, Robert Ferris, built our business from inception and, along with other members of the management team, are responsible for many of the products and clients that we have today. Our Chief Executive Officer, John Givens, has unique expertise and long-standing relationships in the military simulation market that could have a material impact on our company’s future. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our financial results. We also do not maintain any key man life insurance policies for any of our employees.

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

We qualify as an “emerging growth company” under the JOBS Act through December 31, 2023. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect to continue improving the existing and implementing new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our Common Stock, and could adversely affect our ability to access the capital markets.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 11,109,730 shares of our Common Stock outstanding as of March 29, 2024, 7,500 shares are restricted subject to Rule 144 with the remaining shares tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

The provisions of our Articles of Incorporation and our Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired more than certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. Further, our Articles of Incorporation authorize the issuance of up to 2,500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors at their sole discretion. Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. Although the size and scope of our operations is limited compared to larger global operations, we are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, financial condition and results of operations. In that regard, we have increased our investment in information systems by hiring a Director of Technology in 2024 to replace limited outsourced services previously utilized. We are currently working towards CMMC certification and expect to be ready for a third-party assessment sometime during the 2025 fiscal year.

Our Management Leadership Team, with oversight from the Board of Directors, plans to implement a comprehensive cybersecurity program, including incident response process, aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and NIST Computer Security Incident Handling Guide (NIST SP 800-61) to assess, identify, address and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

Our Director of Technology reports to our Chief Financial Officer and has operational responsibility for our information security programs, protections, and efforts, along with leading efforts for implementing, monitoring, and maintaining cybersecurity and data security strategy, policy, standards, architecture, and practices across our business. We anticipate that our Director of Technology will update the Chief Financial Officer and Chief Executive Officer on these matters and work closely with these Senior Executives to oversee compliance with legal, regulatory, and contractual security requirements with the guidance of outside counsel.

We anticipate that our Board, in coordination with the Audit Committee, will oversee the Company’s enterprise risks arising from cybersecurity threats and will periodically review the measures we have implemented to identify and mitigate data protection and cybersecurity risks. We do not currently have a Cybersecurity Incident Response Plan (“CSIRP”) to provide the organizational and operational structure, processes, and procedures for investigating, containing, documenting and mitigating cybersecurity incidents. We expect to implement a risk-based approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and customer loss, legal actions, statutory penalties, among other consequences. While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents.

ITEM 2. PROPERTIES.

We lease approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. Beginning in April of 2023 we subleased this location for the duration of the contract with the lease term ending in 2024 along with our lease expiration. In addition, we lease approximately 5,131 rentable square feet of office and industrial space within the same business complex as our main office from an unaffiliated third party for our machine shop at 7910 South Kyrene Road, Tempe, Arizona 85223. Both properties are under the same lease agreement which expires on April 30, 2024. In 2022, the Company moved all the operations from 7970 South Kyrene into the newly purchased building on 295 East Corporate Place. We moved the rest of the operations from 7910 Kyrene into the 295 East Corporate Place location in 2023.

On August 25, 2021, we purchased an industrial building of approximately 76,650 square feet situated on approximately 4.3 acres at 295 East Corporate Place in Chandler, Arizona. We believe that this building allows for our expected growth in simulator development and production, recoil kit development and production, training content creation as well as administrative, customer and technology support as we plan to scale. Approximately 15,000 square feet of the new building housed two pre-existing tenants with multi-year rent agreements, and we canceled the leases of both tenants and took ownership of 11,775 square feet on October 1, 2022. We gave notice to the second tenant, and we took over the additional 5,207 square feet in May 2023. Ultimately, we expect this purchase to result in spending less per month on facilities while having access to a larger and centralized facility to enhance efficiency. In addition to the centralization we were also able to convert the additional space to a dedicated training and demo space. This will allow us to offer onsite training in the use of our systems and allow us to do remote demos of our systems to our harder to reach departments.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.”

Holders of Common Stock

As of March 29, 2024, 11,109,730 shares of our Common Stock were outstanding and held by approximately 39 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

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

Results of operations for the years ended December 31, 2023, and December 31, 2022

Revenues. Revenues were $38,043,360 for the year ended December 31, 2023, compared to $28,302,244 for the same period in 2022, representing an increase of $9,741,116 or 34%. The increase was the result of increases in sales of simulators, STEP sales, accessories, custom content, custom design work, curriculum, and training, and recurring extended warranty revenue in 2023.

Cost of Sales. Cost of sales were $11,378,264 for the year ended December 31, 2023, compared to $12,047,366 for the same period in 2022, representing a decrease of $669,102 or 6%. The year-over-year decrease was due to a significant increase in capitalized labor as multiple projects are set to complete in 2024 as well as our ability to decease our cost of items going into our production builds and an increase in STEP contract renewals that have minimal costs associated in future years.

Gross Profit. Gross profit was $26,665,096 for the year ended December 31, 2023, compared to $16,254,878 for the same period in 2022, representing an increase of $10,410,218 or 64%. The gross profit margin was 70% for the year ended December 31, 2023, and 57% for the same period in 2022. The gross profit increase was mainly due to the increase in simulator system sales and recurring STEP revenue that helped increase revenue while decreasing the cost of goods sold. Also contributing to this increase was an unusual event of signed contract for custom work that included a large $3 million kickoff milestone payment for which no significant costs are associated

Operating Expenses. Net operating expense was $17,029,508 for the year ended December 31, 2023, compared to $13,661,173 for the same period in 2022, representing an increase of $3,368,335, or 25%, with general and administrative expenses increasing by $3,180,861 or 29% and research and development expenses increasing by $187,474 or 7%. The increase in general and administrative expenses was driven by an increase in labor costs, cost associated with the final move into the Chandler building, the costs associated with the relaunch of the ERP system, a full year of costs from the Orlando office and additional travel expenses for tradeshows and international sales.

Income from Operations. Income from operations was $9,635,588 for the year ended December 31, 2023, compared to $2,593,705 for the same period in 2022, representing an increase of $7,041,883, or 271%, resulting from an increase in revenue, and a decrease in cost of goods despite an increase in operating expenses.

Other Income. Other income was $586,082 for the year ended December 31, 2023, compared to other expense of $66,165 for the same period in 2022, representing a positive change of $652,247. This increase is due to subleasing one of the Kyrene buildings along with making cash moves to increase our interest earnings

Income Tax Expense. Income tax expense was $1,818,812 for the year ended December 31, 2023, compared to an expense of $571,642 for the same period in 2022, representing an increase in expense of $1,247,170 or 218%.

Net Income. Net income was $8,402,858 for the year ended December 31, 2023, compared to $1,955,898 for the same period in 2022, representing an increase of $6,446,960 or 330%. All the factors above played a role in the final numbers finished, including our attention to improving COGS dollars and increasing our revenue by having better production to turn bookings directly into sales and managing our larger contracts in a way to maximize profits

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (AEBITDA). Explanation and Use of Non-GAAP Financial Measures:

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

	For the Years Ended
	December 31,	December 31,	Increase	%
	2023	2022	(Decrease)	Change

Net Income	$8,402,858	$1,955,898	$6,446,960	330%
Adjustments:
Provision for income taxes	1,818,812	571,642	1,247,170	218%
Depreciation and amortization	928,545	887,118	41,427	5%
Interest (net)	(20,440)	190,772	(211,212)	(111)%
EBITDA	$11,129,775	$3,605,430	$7,524,345	209%
Right of use amortization	496,127	412,335	83,792	20%

Adjusted EBITDA	$11,625,902	$4,017,765	$7,608,137	189%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $18,849,842 and $13,483,597 of cash and cash equivalents as of December 31, 2023, and 2022, respectively. Working capital was $33,240,516 and $24,339,089 as of December 31, 2023, and 2022, respectively.

Net cash provided by operating activities was $6,682,616 for the year ended December 31, 2023, as compared to $2,693,351 of cash used in operating activities for the year ended December 31, 2022. The net cash increase is driven by our changes in terms and condition where we are collecting more money upfront and at a quicker speed than in years past which is allowing us to decrease our unbilled and increase our while also increasing our deferred revenue

Net cash used in investing activities was $1,128,187 for the year ended December 31, 2023, and net cash used by investing activities was $3,341,198 for the year ended December 31, 2022. Investing activities in 2023 consisted of the increasing our plant, property and equipment by finishing the remodel of the Chandler office including opening a training center. In 2022, this amount was higher as the bulk of the remodeling work was completed during this period.

Net cash used in financing activities was $188,184 for the year ended December 31, 2023, as compared to $190,419 used in financing activities for the year ended December 31, 2022. Financing activities in 2023 consisted mainly of debt repayment offset by proceeds from the exercise of stock options. Financing activities in 2022 consisted mainly of debt repayments.

Backlog

The Company defines bookings as the total number of newly signed contracts and purchase orders received in a defined period. The Company received bookings totaling $13.5 million for the three months ended December 31, 2023. This brings the total booking for the year ended 2023 to $33.6 million. The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of December 31, 2023, the Company’s backlog was $10.5 million in Capital, $6.3 million in Service and $2.6 million in STEP for a total of $19.4 million. In addition to the signed STEP contracts, there are $6.9 million in renewable STEP contract options in which it has been calculated that we only have a 5% of option years that do not renew.

Management estimates the majority of the new bookings received in the fourth quarter of 2023 will be converted to revenue in 2024. Management’s estimate for the conversion of backlog is based on current contract delivery dates, however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

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

Allowance for Doubtful Accounts

The Company only ships products when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. The assessment of a customer’s creditworthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. The company has decide to take a more conservative approach to the bad debt reverse by calculating a percentage of all outstanding AR and updating the reverse quarterly base-on AR buckets

Inventory Valuation

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

Revenues include sales of products and services and are in net of discounts. Product sales consist of simulators, upgrade components, scenarios, scenario software, recoil kits, Threat-Fire® and other accessories. Services include installation, training, limited assurance-type warranties, extended service-type warranty agreements, related support, customer content and design work.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VirTra, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

April 1, 2024

PCAOB #457

We have served as the Company’s auditor since 2022

VIRTRA, INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,849,842	$13,483,597
Accounts receivable, net	15,724,147	3,002,887
Inventory, net	12,404,880	9,592,328
Unbilled revenue	1,109,616	7,485,990
Prepaid expenses and other current assets	906,803	531,051

Total current assets	48,995,288	34,095,853

Long-term assets:
Property and equipment, net	15,487,012	15,267,133
Operating lease right-of-use asset, net	716,687	1,212,814
Intangible assets, net	567,540	587,777
Security deposits, long-term	35,691	35,691
Other assets, long-term	201,670	376,461
Deferred tax asset, net	3,630,154	2,238,762

Total long-term assets	20,638,754	19,718,638

Total assets	69,634,042	$53,814,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,282,427	$1,251,240
Accrued compensation and related costs	2,221,416	1,494,890
Accrued expenses and other current liabilities	3,970,559	1,917,922
Note payable, current	226,355	232,537
Operating lease liability, short-term	317,840	557,683
Deferred revenue, short-term	6,736,175	4,302,492

Total current liabilities	15,754,772	9,756,764

Long-term liabilities:
Deferred revenue, long-term	3,012,206	1,605,969
Note payable, long-term	7,813,021	8,050,116
Operating lease liability, long-term	432,176	720,023

Total long-term liabilities	11,257,403	10,376,108

Total liabilities	27,012,175	20,132,872

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,107,230 shares and 10,900,759 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,109	1,089
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	31,957,765	31,420,395
Retained earnings	10,662,993	2,260,135

Total stockholders’ equity	42,621,867	33,681,619

Total liabilities and stockholders’ equity	$69,634,042	$53,814,491

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2023	December 31, 2022

Revenues:
Net sales	$38,043,360	$28,302,244
Total revenue	38,043,360	28,302,244

Cost of sales	11,378,264	12,047,366

Gross profit	26,665,096	16,254,878

Operating expenses:
General and administrative	14,235,194	11,054,333
Research and development	2,794,314	2,606,840

Net operating expense	17,029,508	13,661,173

Income from operations	9,635,588	2,593,705

Other income (expense):
Other income	888,464	194,523
Other (expense) income	(302,382)	(260,688)

Net other income (expense)	586,082	(66,165)

Income before provision for income taxes	10,221,670	2,527,540

Provision (Benefit) for income taxes	1,818,812	571,642

Net income	$8,402,858	$1,955,898

Net income per common share:
Basic	$0.77	$0.18
Diluted	$0.77	$0.18

Weighted average shares outstanding:
Basic	10,958,448	10,863,680
Diluted	10,963,477	10,873,606

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’S EQUITY

For Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total
Balance on December 31, 2021	-	$-	10,807,130	$1,081	$30,923,391	$-	$304,237	$31,228,709

Stock Options Exercised	-	-	17,500	1	40,844	-	-	40,845
Stock issued for services	-	-	76,129	6	349,995	-	-	350,001
RSUs Issued (stock for services)	-	-	-	1	760	-	-	761
Stock reserved for future services	-	-	-	-	105,405	-	-	105,405
Net Income	-	-	-	-	-	-	1,955,898	1,955,898
Balance on December 31, 2022	-	$-	10,900,759	1089	31,420,395	$-	2,260,135	33,681,619

Stock Options Exercised	-	-	15,000	1	54,899	-	-	54,900
Stock issued for services	-	-	16,015	1	74,999	-	-	75,000
RSUs issued (stock for services)	-	-	175,456	18		-	-	18
Stock reserved for future services	-	-	-	-	407,472	-	-	407,472
Net income	-	-	-			-	8,402,858	8,402,858
Balance on December 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$-	$10,662,993	$42,621,867

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023		2022

Cash flows from operating activities:
Net income		$8,402,858	$1,955,898
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		928,545	887,118
Right of use amortization		496,127	412,335
Bad debt expense		308,657	-
Employee stock compensation		482,490	456,167
Changes in operating assets and liabilities:
Accounts receivable, net		(13,029,917)	893,852
Inventory, net		(2,812,552)	(4,577,404)
Deferred taxes		(1,391,392)	(564,528)
Unbilled revenue		6,376,374	(3,539,544)
Prepaid expenses and other current assets		(375,752)	409,836
Other assets		174,791	(186,727)
Operating lease right of use liability		(527,690)	(416,292)
Security deposits, long-term		-	(15,979)
Accounts payable and other accrued expenses		3,810,157	1,811,646
Payments on operating lease liability		-
Deferred revenue		3,839,920	(219,729)

Net cash provided by (used in) operating activities		6,682,616	(2,693,351)

Cash flows from investing activities:

Purchase of intangible assets		-	(120,016)
Purchase of property and equipment		(1,128,187)	(3,221,182)
Net cash (used in) investing activities		(1,128,187)	(3,341,198)

Cash flows from financing activities:
Principal payments of debt		(243,084)	(231,264)
Stock issued for options exercised		54,900	40,845
Net cash (used in) financing activities		(188,184)	(190,419)

Net increase (decrease) in cash and restricted cash		5,366,245	(6,224,968)
Cash and restricted cash, beginning of period		13,483,597	19,708,565
Cash and restricted cash, end of period		$18,849,842	$13,483,597

Supplemental disclosure of cash flow information:
Cash (refunded) paid:
Income taxes paid (refunded)		$-	$108,777
Interest paid		$248,653	128,507

Supplemental disclosure of non-cash investing and financing activities:
Addition of new lease and corresponding ROU asset and lease liability	$		$294,016
Conversion of inventory to property and equipment		$-	$840,843

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

Performance Obligation	Method of Recognition

Simulator and accessories	Upon transfer of control

STEP Program	Deferred and recognized over the life of the contract

Installation and training	Upon completion or over the period of services being rendered

Extended service-type warranty	Deferred and recognized over the life of the extended warranty

Customized software and content	Upon transfer of control or over the period services are performed depending on the terms of the contract

Customized content scenario	As performance obligation is transferred over time (input method using time and materials expended)

Design and prototyping	Recognized at the completion of each agreed upon milestone

Sales-based royalty exchanged for license of intellectual property	Recognized as the performance obligation is satisfied over time – which is as the sales occur

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

	Year ended December 31,
	2023				2022
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$746,071	$18,766,022	$5,062,049	$24,574,142	$1,542,752	$18,241,100	$3,747,746	$23,531,598
Extended Service-type warranties	196,951	3,575,733	124,894	3,897,578	117,984	2,647,908	75,895	2,841,787
Customized software and content	195,175	820,570	229,804	1,245,549		776,930	231,555	1,008,485
Installation and training	99,639	775,479	341,189	1,216,307	101,280	706,021	104,407	911,708
Licensing and royalties	-	-	-	-	8,666	-	-	8,666
Design & Prototyping		7,109,784	-	7,109,784	-			-
Total Revenue	$1,237,836	$31,047,588	$5,757,936	$38,043,360	$1,770,682	$22,371,959	$4,159,603	$28,302,244

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the year ended December 31, 2023, governmental customers comprised $31,047,588, or 82% of total net sales, commercial customers comprised $1,237,836 or 3% of total net sales and international customers comprised $5,757,936 or 15% of total net sales. By comparison, for the year ended December 31, 2022, governmental customers comprised $22,371,959, or 79% of total net sales, commercial customers comprised $1,770,682 or 6% of total net sales and international customers comprised $4,159,603, or 15% of total net sales. For the years ended December 31, 2023, and 2022, the Company recorded $3,525,873 and $2,912,451, respectively, in STEP revenue, or 9% and 10%, respectively, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $4,047,269 and $2,719,108 on December 31, 2023, and 2022 respectively. During the years ended December 31, 2023, and 2022, the Company recognized revenue of $1,962,782 and $1,550,333, respectively, related to customer deposits that were included in deferred revenue, long-term, at the beginning of each period. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,627,763 and $1,583,384 on December 31, 2023, and 2022, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,974,710 and $1,601,472 on December 31, 2023, and 2022, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $354,000 and $358,000 on December 31, 2023, and 2022, respectively. During the years ended December 31, 2023, and 2022, the Company recognized revenue of $3,897,578 and $2,841,788, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

STEP Revenue

The Company’s STEP operations consist principally of leasing its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any lease payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for an additional 12-month period up to two additional 12-month periods maximum of 36-months for the entire agreement. This is a change from prior years which allowed for renewals up to 48 months for a total of 60 months. Agreements may be terminated by either party upon written notice of termination at least sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at their fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee. Management notes with 4-year history of providing this service and additional revenue stream the company has only had cancellation of a total of 5 STEP agreements before the 5-year end date of the contract this equates to less than 5% of all agreements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, notes payable and accrued liabilities. The carrying amount of cash and cash equivalents, receivable, payables and accruals approximates fair value die to the short-term nature of these items. The notes payable also approximate fair value based on evaluations of market interest notes.

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

Accounts and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable does not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for doubtful accounts of $343,695 and $35,039 on December 31, 2023, and 2022, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory reserves were $429,488 and $302,431 on December 31, 2023, and 2022, respectively.

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

Intangible Assets

Intangible assets on December 31, 2023 and 2022 are comprised of various patents. We compute amortization expense on the patents using the straight-line method over the estimated remaining useful lives of 16 years. We compute amortization expense on media content using the straight-line method over the weighted average remaining period which is 15 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor and overhead related to finished goods and components. Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in the cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expenses were $156,010 and $710,011 for the years ended December 31, 2023 and 2022, respectively. These costs include domestic and international trade shows, websites, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development expenses were $2,794,314 and $2,606,840 for the years ended December 31, 2023 and 2022, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 9. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $18,349,842 and $12,983,597 on December 31, 2023 and 2022, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

As of December 31, 2023, the Company had customers that accounted for 28% and 14% of total accounts receivable. As of December 31, 2022, the Company did not have any customers that accounted for more than 10% of total accounts receivable.

As of December 31,2023, the company had one customer that accounted for 19% of the total revenue. As of December 2022 the company had one customer that accounted for 10% of the total revenue

Income Taxes

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all its deferred tax asset and no valuation allowance was recorded on December 31, 2023 and 2022.

The Company did not recognize any assets or liabilities relative to uncertain tax positions on December 31, 2023 and 2022. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits because of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company receives tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions on December 31, 2023 or 2022.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2016 and 2022; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. On December 31, 2023 and 2022, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. See Note 9. Commitments and Contingencies and Note 11. Stockholders’ Equity regarding stock-based awards made during the year ended December 31, 2023 and 2022.

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

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Twelve Months Ended December 31,
	2023	2022

Net Income	$8,402,858	$1,955,898
Weighted average common stock outstanding	10,958,448	10,863,680
Incremental shares from stock options	5,029	9,918
Weighted average common stock outstanding, diluted	10,963,477	10,873,606

Net income per common share and common equivalent share
Basic	$0.77	$0.18
Diluted	$0.77	$0.18

Note 2. Inventory

Inventory consisted of the following as of:

	December 31, 2023	December 31, 2022

Raw materials and work in process	$12,834,368	$9,894,759
Reserve	(429,488)	(302,431)

Total inventory	$12,404,880	$9,592,328

During 2022, the Company evaluated some of the items included in inventory and determined that they were truly assets of the Company, including items used in its demonstration rooms. As such, we reclassified $294,016 as fixed assets on the Balance Sheet on December 31, 2022.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2023	December 31, 2022

Land	$1,778,987	$1,778,987
Building & Building Improvements	9,146,556	9,129,364
Computer equipment	1,236,989	1,210,021
Furniture and office equipment	295,208	289,379
Machinery and equipment	2,865,014	2,788,803
STEP equipment	2,241,291	1,954,430
Leasehold improvements	358,584	347,384
Construction in Progress	2,456,259	1,749,332

Total property and equipment	20,375,888	19,247,700
Less: Accumulated depreciation and amortization	(4,888,876)	(3,980,567)

Property and equipment, net	$15,487,012	$15,267,133

Depreciation expenses, including STEP depreciation, were $908,308 and $818,816 for the years ended December 31, 2023, and 2022, respectively.

On August 25, 2021, the Company completed the purchase of real property located in Chandler, Arizona (the “Property”) for $10,800,000, paid with cash and proceeds from a mortgage loan from Arizona Bank & Trust in the amount of $8,600,000 (Note 7). The Property consists of approximately 4.3 acres and an industrial building of approximately 76,650 square feet. The Company moved all of its operations and headquarters to the Property during 2022. Approximately 15,000 square feet of the building is dedicated to two pre-existing tenants with multi-year rent agreements.

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

Upon closing, the Company assumed interest in two in-place leases. The first tenant took occupancy in November 2006 and is paying the annual Triple Net rate of $11.34 per square foot. The rate increased to $11.68 per square foot on November 1, 2021, increasing to $12.03 on November 1, 2022, the tenant was given notice in December 2022 and the lease expired on May 1, 2023.

December 31, 2021

Land	$1,778,987
Building and building improvements	8,937,050
Acquired Lease Intangible Assets	83,963

Total Purchase Price	$10,800,000

Note 4. Intangible Assets

Intangible assets consisted of the following as of: Schedule of Intangible Asset

	December 31, 2023	December 31, 2022
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	695,207
Less accumulated amortization	(127,667)	(107,430)

Intangible assets, net	$567,540	$587,777

Amortization expense was $20,237 and $67,318 for the years ended December 31, 2023 and 2022, respectively. The weighted average remaining period is 9.5 years.

Note 5. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our former corporate office, manufacturing, assembly, warehouse and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the Fifth St. location to 7910 South Kyrene Road, located within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 30, 2024. On June 1, 2022, we entered into a new lease of approximately 9,350 square feet located at 12301 Challenger Parkway, Orlando, Florida, from an unaffiliate third party through May 2027.

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

Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets, beginning of period	$1,212,814	$784,306
Additional property in Orlando	-	840,843
Amortization for the year ended	(496,127)	(412,335)
Total operating lease right-of-use asset	$716,687	$1,212,814
Liabilities
Current
Operating lease liability, short-term	$317,840	$557,683
Non-current
Operating lease liability, long-term	432,176	720,023
Total lease liabilities	$750,016	$1,277,706

Future minimum lease payments as of December 31, 2023, under non-cancelable operating leases are as follows:

2024	$317,938
2025	191,478
2026	196,311
2027	99,381

Total lease payments	805,108
Less: imputed interest	(55,092)
Operating lease liability	$750,016

The Company had a deferred rent liability of $0 on December 31, 2023, and 2022, relative to the increasing future minimum lease payments. Rent expenses for the years ended December 31, 2023, and 2022 were $551,412 and $356,555, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2023	December 31, 2022

Salaries and wages payable	$457,565	$502,940
Employee benefits payable	54,811	31,618
Accrued paid time off (PTO)	361,418	590,491
Profit sharing payable	1,347,622	369,841

Total accrued compensation and related costs	$2,221,416	$1,494,890

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2023	December 31, 2022

Manufacturer’s warranties	$354,000	$358,000
Taxes payable	3,411,669	1,294,110
Miscellaneous payable	204,890	265,812

Total accrued expenses and other current liabilities	$3,970,559	$1,917,922

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

The note payable amounts consist of the following:

	December 31, 2023	December 31, 2022

Short-term liabilities:
Note payable, principal	$222,320	$227,324
Accrued interest on note	4,035	5,213

Note payable, short-term	$226,355	$232,537

Long-term liabilities:
Note payable, principal	$7,813,021	$8,050,116

Note payable, long term	$7,813,021	$8,050,116

Note 8. Related Party Transactions

During the years ended December 31, 2023 and 2022, the Company redeemed 15,000 and 27,500 previously awarded options reaching expiration from related parties, including the Company’s Executive Chairman, Bob Ferris and former COO, Matt Burlend. These redemptions canceled the stock options and resulted in a total of $29,251 and $74,368 in additional compensation expense in 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, related parties exercised 15,000 and 17,500 previously awarded options for the exercise price of $54,900 and $40,855, respectively, resulting in issuance of common stock to the Executive Chairman and one member of the Board of Directors.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time.

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its Chief Executive Officer and Chief Operating Officer that called for base annual salaries of $195,000 and $175,000, respectively, subject to cost-of-living adjustments, and containing automatic one-year extension provisions. These contracts have been renewed annually and have been adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments. As of December 31, 2023, the Chief Executive Officer’s base annual salary was $349,860.

On May 2, 2022, VirTra, Inc. announced the appointment of John F. Givens II as its co-Chief Executive Officer, effective April 11, 2022. Mr. Givens has been serving as a director of VirTra since November 2020. VirTra agreed to pay Mr. Givens an initial annual base salary of $298,990, subject to annual review. VirTra issued Mr. Givens a signing bonus of 64,815 shares of common stock which are restricted from transfer until the earlier of: i) 12 months of employment having lapsed or ii) the Company terminating employment with Mr. Givens without cause. Mr. Givens was granted 288,889 Restricted Stock Units, to be awarded based on the achievement of certain performance goals over the next three years.

The Company entered into a three-year employment agreement with Mr. Givens effective August 15, 2023 that provides for an annual base salary of $349,860, subject to increases based on the cost of living at a minimum. The agreement automatically extends for additional periods of one year. The contract shall be renewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. The employment agreement entitles Mr. Givens to an annual cash bonus if so determined by VirTra’s Board of Directors. In addition, the agreement entitles Mr. Givens to participate in any equity incentive plan adopted by the company.

Restricted Stock Units

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

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, of $2,500,000 was probable, and recorded an expense for the period ending December 31, 2021, of $52,498. The Company determined that the net profit (net income under GAAP) for the twelve months ending June 30, 2022, was $2,720,015 and therefore awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its Co-Chief Executive Officers.

During August 2022, 168,090 Restricted Stock Units were forfeited upon the departure of the Chief Operating Officer.

The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, of $3,000,000 is probable and recorded an expense of $105,405 related to the RSUs for the period ending December 31, 2022. The company determined that the net profit (net income under GAPP) over 4,500,000 would be probable and recorded an expense of $199,477 from January 1st 2023-June 30th ,2023 The Company determined that the net profit (net income under GAAP) for the twelve months ended June 30, 2023 was at least $4,500,000 and therefore awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,360 (prior to deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and Chief Executive Officer, respectively.

The Company determined based on vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2024 of 4,500,000 is probable and recorded an expense of $207,995 related to the RSU expense from July 1,2023 to December 31,2023.

In October 2023, the Chief Executive Officer was issued 133,333 shares upon settlement of restricted stock units.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year only to active employees. For the years ended December 31, 2023 and 2022, the amount expensed to operations was $1,260,431 and $294,705, respectively.

Note 10. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31 is as follows:

	Years ending December 31,
	2023	2022
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$-	$-
Tax Credits	560,971	471,186
Deferred Revenue	1,525,489	759,304
Stock Compensation	395,485	291,279
Reserves, Accruals, Other	356,689	299,358
Intangibles	1,420,445	986,534
Capital Loss Carryforward		70,423
Right of Use Liability	189,289	-

Total Deferred Tax Assets	$4,448,368	$2,878,084

Deferred Tax Liabilities:
Fixed Assets	$(637,337)	$(639,322)
Right of Use Asset	(180,877)

Total Deferred Tax Liabilities	$(818,214)	$(639,322)

Valuation Allowance	-	-

Net Deferred Taxes	$3,630,154	$2,238,762

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. The Company does not believe that such a limitation of the net operating losses has occurred.

Significant components of the provision (benefit) for income tax for the years ended December 31 as follows:

	2023	2022

Current	$4,924,686	$1,136,170
Deferred	(3,105,874)	(564,528)
Change in valuation allowance	-	-

Provision (benefit) for income taxes	$1,818,812	$571,642

The Company is subject to federal and state taxes. Reconciliations of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31 are as follows:

	2023	2022
Federal income tax expense at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	.12%	3.1%
Research credits	-4.85%	-5.5%
Permanent differences	0.38%	0.2%
PPP Loan Forgiveness	0.0%	-9.9%
Other	-.14%	0.0%
Change in valuation allowance	0.0%	0.0%

Provision (benefit) for income taxes	16.51%	8.9%

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

Treasury Stock

During the years ended December 31, 2023, and 2022, the Company purchased no treasury shares.

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

	December 31, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	45,000	$4.26	112,500	$3.51
Granted	-	-	-	-
Redeemed	(15,000)	5.09	(27,500)	2.44
Exercised	(15,000)	3.66	(17,500)	2.33
Expired / terminated	-	-	(22,500)	4.05
Options outstanding, end of year	15,000	$4.03	45,000	$4.26
Options exercisable, end of year	15,000	$4.03	45,000	$4.26

The Company did not have any non-vested stock options outstanding as of December 31, 2023. The weighted average contractual term for options outstanding and exercisable on December 31, 2023 and 2022 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on December 31, 2023 and 2022 was $81,600 and $82,800, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. For the years ended December 31, 2023 and 2022, the Company received payments related to the exercise of options in the amount of $54,900 and $40,845, respectively. The total fair value of shares vested during the years ended December 31, 2023 and 2022 is $0.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2023:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $1.99	-	$-	-	$-
$2.00 - $2.99	-	$-	-	$-
$3.00 - $3.99	7,500	$3.76	7,500	$3.76
$4.00 - $4.99	7,500	$4.30	7,500	$4.30
$5.00 - $5.99	-	$-	-	$-
	15,000	$4.03	15,000	$4.03

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2022:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $1.99	-	$-	-	$-
$2.00 - $2.99	7,500	$2.23	7,500	$2.23
$3.00 - $3.99	7,500	$3.76	7,500	$3.76
$4.00 - $4.99	15,000	$4.24	15,000	$4.24
$5.00 - $5.99	15,000	$5.54	15,000	$5.54
	45,000	$4.26	112,500	$4.26

2017 Equity Incentive Plan

On August 23, 2017, our Board approved, subject to stockholder approval at the annual meeting of stockholders on October 6, 2017, the VirTra, Inc. 2017 Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to make available incentives that will assist us in attracting, retaining and motivating employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash or stock -based awards.

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

For the years ended December 31, 2023 and 2022, there were no options issued under the Equity Plan.

Common stock activity

In December 2023, the Chief Financial Officer and the Company’s general counsel were awarded 5,000 (prior to deduction of 1,709 share to pay tax withholding to equal 3,291) and 10,438 (prior to deduction of 3,688 shares to pay tax withholding to equal 6,750) shares of common stock upon settlement of restricted stock units.

In October 2023, the Chief Executive Officer was issued 133,333 shares upon settlement of restricted stock units.

On September 1, 2023, the Company awarded awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,360 (prior to deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and Chief Executive Officer, respectively, in settlement of RSUs, based on the Company’s performance for the twelve months ended June 30, 2023.

During the year ended December 31, 2023, a total of 15,000 shares of common stock were issued pursuant to the exercise of stock options.

The Board of Directors appointed Jim McDonnell as an independent member to the Board effective January 1, 2023 and granted him 10,684 restricted shares of the Company’s common stock which are subject to vesting requirements and 42,735 restricted stock units which vest only upon the sale of the Company.

Also on January 1, 2023, 5,331 shares were issued to an employee as a signing bonus.

On September 23, 2022, the Compensation Committee of the Board of Directors awarded 5,747 (prior to deduction of 1,840 shares to pay the tax withholding liability) and 7,407 shares of common stock to its then Co-Chief Executive Officers in settlement of RSUs, based on the Company’s performance for the twelve months ended June 30, 2022.

On April 11, 2022, the Compensation Committee of the Board of Directors approved a sign on bonus of 64,815 restricted shares to the CEO (then co-CEO) John Givens.

Note 12. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officers and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2023, we implemented more formal review and documentation of workflow processes, and increased ERP training.

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

Name	Age	Position/Title
Robert D. Ferris	51	Executive Chairman of the Board
John F. Givens II	59	Chief Executive Officer and Director
Alanna Boudreau	44	Chief Financial Officer
Jeffrey D. Brown	59	Director
Gregg C.E. Johnson	58	Director
Jim McDonnell	64	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

Robert D. Ferris. Mr. Ferris has been our Chief Executive Officer and Chairman of the Board of Directors since 2008 and has been our President since founding Ferris Productions, Inc. (“Ferris Productions”) in 1993. In August of 2023 Mr. Ferris was moved to the role Excutive Chairman of the Board. Mr. Ferris has led VirTra in providing the market with revolutionary simulation training products that today impact millions worldwide. He has been awarded multiple patents, spoken at various trade shows, and has written or assisted with various ground-breaking articles and studies in the fields of virtual reality and simulation technology. Mr. Ferris is considered one of the top experts in the world at applying virtual reality and simulation technology to solve real world problems. Mr. Ferris attended the U.S. Air Force Academy and received a bachelor’s degree in systems engineering from the University of Arizona. We believe Mr. Ferris’ history as a founder, officer and director of our company, and his management experience and industry knowledge, provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve as Chairman of our Board of Directors.

John F. Givens II. Mr. Givens was appointed as Co-Chief Executive Officer as of April 11, 2022, and has served as a director of our company since November 2, 2020. Mr Givens was appointed to the role of Chief Executive Office in August of 2023. Mr. Givens has over 20 years’ experience as a board member, entrepreneur, and corporate executive. He currently serves as a military board advisor to Bohemia Interactive Simulations (BISim), a global developer of advanced military simulation and training software. In 2010, Mr. Givens established the US company of BISim, and as president, took military simulations products from inception to production. Mr. Givens has achieved numerous awards and honors, including appointment to the board of directors of the National Center for Simulation (NCS), an association of defense companies, and the “Pioneer Awards” for outstanding contributions and innovations to the training and effectiveness of US and overseas soldiers, sailors, and airmen. Mr. Givens graduated with a Bachelor of Science degree in Computer Science from the Florida Institute of Technology and proudly served in the United States Army. We believe Mr. Givens history as founder and president of BISim, and his business development expertise, technology background and extensive management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Gregg C.E. Johnson. Mr. Johnson has served as a director of our company since November 2022. He received his law degree in 1988 from Osgoode Hall Law School in Toronto, Canada, and was admitted as a lawyer in Alberta in 1989. He also has extensive experience in corporate compliance and senior management of high-growth entrepreneurial companies. Since October 2021, Mr. Johnson has been the chief executive officer of Serenus Global Inc., a privately held fast growing medical company based in Tempe, Arizona and Calgary, Alberta. From January 2017 to November 2021, he was the chief executive officer of Upeva, Inc., which provided business advisory services pertaining to capital markets, corporate finance, mergers and acquisitions, crowdfunding, and NASDAQ compliance. Mr. Johnson was the primary advisor to our board on our successful effort to list our stock on NASDAQ as well as a member of VirTra’s Advisory Board. He has served as corporate secretary and a director of Vivos Biotechnologies, Inc. (aka Vivos Therapeutics, Inc.), a company which focuses on the development and commercialization of innovative biomedical treatment alternatives, from May 2016 to March 2018. His career has included experience in all stages of public company development and venture capital for emerging growth companies across Canada and the United States. We believe Mr. Johnson’s experience in law, business, corporate compliance and emerging companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Our compensation committee is responsible for, among other things:

●	To review and approve the compensation of the Chief Executive Officers and to approve the compensation of all other executive officers.

●	To review, and approve and, when appropriate, recommend to the Board for approval, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.
●	To review our incentive compensation arrangements.
●	To review and recommend to the Board for approval the frequency with which we will conduct Say on Pay Votes.
●	To review the director’s compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.
●	To meet at least two times a year.
●	To review the compensation committee charter at least annually and recommend any proposed changes to the Board for approval.

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

Director Compensation

2023 Director Compensation Table

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total

Jeffrey D. Brown	$24,000	$-	$-	$-	$-	$-	$24,000
Gregg C.E. Johnson	$24,000	$-	$-	$-	$-	$-	$24,000
James McDonnell	$24,000	$50,000	$-	$-	$-	$-	$74,000

We approved the payments of quarterly and annual cash retainers to each non-employee director (Messrs. Brown, Johnson, and McDonnell) to cover all Board and committee meetings, actions by written consent, and attendance fees. The cash retainers are in lieu of previously Board-approved awards of stock options and any other compensation to non-employee directors for serving on the Board of directors and committees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. We also may allow our non-employee directors to participate in any equity compensation plans that we have adopted or may adopt in the future. Historically, our directors that are our employees, have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2023,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers on December 31, 2023, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on December 31, 2023.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2023 Summary Compensation Table

	Fiscal				Stock	Option	All Other
Name and	Year	Salary	Bonus		Awards	Awards	Compensation	Total
Principal Position	Ended	($)	($)		($)	($)	($)	($)
Robert D. Ferris (1)	12/31/2023	$349,860		$12,334	$	$47,850	$-	$410,044
Executive Chairman	12/31/2022	$360,481		$-	$80,702	$-	$-	$441,183

John F. Givens II (1)	12/31/2023	$349,860		$6,943	$617,332	$	$-	$974,135
Chief Executive Officer	12/31/2022	$188,065	$		$414,914	$	$	$602,979

Alanna Boudreau (2)	12/31/2023	$185,385		$307	$36,800	$-	$-	$22,492
Chief Financial Officer	12/31/2022	$8,308	$		$-	$-	$-	$8,308

(1)	Messrs. Ferris and Givens served as Co-Chief Executive Officers from April 2022 until August 15, 2023, when Mr. Ferris became the Executive Chairman of the Board and Mr. Givens became the Chief Executive Officer.
(2)	Ms. Boudreau became the Chief Financial Officer of the Company on December 1, 2022.

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

On August 26, 2021, the Compensation Committee of the Board of Directors, relying upon third-party studies and recommendations, took several actions to bring the compensation of the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) up to industry standards and provide meaningful incentive for future performance. The Committee increased the annual base salaries effective August 15, 2021 to $349,860 and $251,140 for the CEO and COO, respectively. While their salaries have been annually increased with Company-wide cost-of-living adjustments, this was the first comprehensive review and adjustment undertaken since 2012.

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

During the years ended December 31, 2023 and 2022, Bob Ferris redeemed 15,000 and 20,000 previously awarded options reaching expiration. The redemptions resulted in $29,251 and $54,051 of additional compensation expense.

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

The Company entered into a three-year employment agreement with Mr. Givens effective August 15, 2023 that provides for an annual base salary of $349,860, subject to increases based on the cost of living at a minimum. The agreement automatically extends for additional periods of one year. The contract shall be renewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. The employment agreement entitles Mr. Givens to an annual cash bonus if so determined by VirTra’s Board of Directors. In addition, the agreement entitles Mr. Givens to participate in any equity incentive plan adopted by the company.

In 2023, the Company determined that the net profit (net income under GAAP) for the twelve months ended June 30, 2023 was at least $4,500,000 and therefore awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,360 (prior to deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and Chief Executive Officer.

In October 2023, the Chief Executive Officer was issued 133,333 shares upon settlement of restricted stock units.

Employee Benefit and Equity Incentive Plans

Stock Options

Prior to October 2017, we periodically issued non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants are at the discretion of the Board of Directors and are generally seven years. These awards were suspended as of October 1, 2017. As of December 31, 2023, there were 15,000 options outstanding and 15,000 options exercisable at a weighted exercise price of $4.03.

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

Profit Sharing

We have a discretionary profit-sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at the time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2023, and 2022, the amount expensed to operations for this program was $1,260,431 and $300,000, respectively.

2017 Equity Incentive Plan

On October 6, 2017, the VirTra, Inc. 2017 Equity Incentive Plan (the “Equity Plan”) was approved by our stockholders. The Equity Plan is intended to make available incentives that will assist us in attracting, retaining and motivating employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash or stock-based awards.

A total of 1,187,500 shares of our Common Stock were initially authorized and reserved for issuance under the Equity Plan. This reserve automatically increased beginning on January 1, 2018, and automatically increases each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2023:

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Ferris	4/1/2017	5,000	-	-	$4.30	4/1/2024
	7/1/2017	5,000	-	-	$3.76	7/1/2024
Total		10,000

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock on March 29, 2024, for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in the care of VirTra, Inc., 295 E. Corporate Place, Chandler AZ 85225. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 11,109,730 shares of our Common Stock outstanding as of March 29, 2024.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 29, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
Robert D. Ferris (1)	344,029	3.1%
John F. Givens II	236,341	2.1%
Jeffrey D. Brown (2)	49,193	*
Alanna Boudreau	7,291	*
Gregg C.E. Johnson	2,100	*
Jim McDonnell	-	-
All named executive officers and directors as a group (six persons)	638,954	5.7%

* Represents less than 1%

(1)	The number of shares beneficially owned by Mr. Ferris includes: 236,997 shares of our Common Stock held of record by The Ferris Family Trust, and options to purchase 5,000 shares of our Common Stock at $3.76.
(2)	The number of shares beneficially owned by Mr. Brown includes: 46,693 shares of our Common Stock presently outstanding and options to purchase 2,500 shares of our Common Stock at $3.76.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2023, and each currently proposed transaction in which:

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

During the years ended December 31, 2023, and 2022, respectively, the Company did not issue stock options to its executive officers or the members of the Board of Directors. Restricted stock units were awarded to its executive officers in 2023 and 2022 as disclosed in Item 11 above.

During the year ended December 31, 2023, and 2022, the Company redeemed 15,000 and 27,500, respectively, previously awarded options reaching expiration from related parties, including the Company’s current Executive Chairman and one employee. These redemptions eliminated the stock options and resulted in a total of $29,251 and $74,368 in additional compensation expense in 2023 and 2022, respectively.

During the years ended December 31, 2023, and 2022, related parties exercised 15,000 and 17,500 previously awarded options for the exercise price of $54,900 and $40,845, respectively, resulting in purchase and issuance of Common Stock to the Chief Executive Officer and one member of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2023, and 2022.

	2023	2022
Audit Fees	$111,204	$141,664
Audit-Related Fees	-	-
Tax Fees		55,500
All Other Fees
Total	$111,204	$197,164

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

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2023, and 2022 were pre-approved by the audit committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2023, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2023, to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

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

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.5†	Restricted Stock Unit Agreement – Robert D. Ferris (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 27, 2021).

10.6	Promissory Note to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.7	Deed of Trust in favor of Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.8	Assignment of Rents granted to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.9†	Restricted Stock Unit Agreement – John F. Givens II (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed August 2, 2022).

10.10†	Employment Agreement with John F. Givens II dated August 15, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 15, 2023).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (set forth on signature page hereto).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officers and Principal Financial Officer

97.1	Compensation Recovery Policy

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: April 1, 2024	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer

Date: April 1, 2024	By:	/s/ Alanna Boudreau
Alanna Boudreau
Chief Financial Officer

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint John F. Givens II and Alanna Boudreau, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 1, 2024.

Name	Title

/s/ Robert D. Ferris	Executive Chairman
Robert D. Ferris
Chief Executive Officer and Director
/s/ John F. Givens II	(Principal Executive Officer)
John F. Givens II

/s/ Alanna Boudreau	Chief Financial Officer (Principal Financial Officer)
Alanna Boudreau

/s/ Jeffrey D. Brown	Director
Jeffrey D. Brown

/s/ Gregg C.E. Johnson	Director
Gregg C.E. Johnson

/s/ James McDonnell	Director
James McDonnell

