Form 10-K/A
period 2023-12-31
VirTra, Inc
filed 2024-04-04
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 29, 2024, the registrant had 11,109,730 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
Haynie & Company	Salt Lake City, Utah	457

EXPLANATORY NOTE

VirTra, Inc. (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”) to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended December 31, 2023, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Report”) to amend the disclosure contained in Item 9B of the Original Report. Accordingly, this Form 10-K/A consists solely of the cover page, this Explanatory Note, the Exhibit Index, and the exhibits filed herewith.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently-dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, because this Form 10-K/A does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements or other financial information included therein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART II

ITEM 9B. OTHER INFORMATION.

(a)	None.

(b)	During the quarter ended December 31, 2023, Robert Ferris, the Executive Chairman of the Company, terminated a Rule 10b5-1 trading plan which had been adopted on August 17, 2023.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.5†	Restricted Stock Unit Agreement – Robert D. Ferris (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 27, 2021).

10.6	Promissory Note to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.7	Deed of Trust in favor of Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.8	Assignment of Rents granted to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.9†	Restricted Stock Unit Agreement – John F. Givens II (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed August 2, 2022).

10.10†	Employment Agreement with John F. Givens II dated August 15, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 15, 2023).

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K (File No. 0001-38420) filed April 1, 2024).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the registrant’s annual report on Form 10-K (File No. 0001-38420) filed April 1, 2024).

24.1	Power of Attorney (set forth on signature page of the Original Report).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officers and Principal Financial Officer (incorporated by reference to Exhibit 32.1 to the registrant’s annual report on Form 10-K (File No. 0001-38420) filed April 1, 2024)

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s annual report on Form 10-K (File No. 0001-38420) filed April 1, 2024).

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: April 4, 2024	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer

Date: April 4, 2024	By:	/s/ Alanna Boudreau
Alanna Boudreau
Chief Financial Officer