Form 10-Q
period 2024-03-31
VirTra, Inc
filed 2024-05-14
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 3 2024, the registrant had 11,109,730 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$22,415,177	$18,849,842
Accounts receivable, net	10,300,165	15,724,147
Inventory, net	12,292,460	12,404,880
Unbilled revenue	1,681,375	1,109,616
Prepaid expenses and other current assets	832,712	906,803
Total current assets	47,521,889	48,995,288
Long-term assets:
Property and equipment, net	16,799,459	15,487,012
Operating lease right-of-use asset, net	588,794	716,687
Intangible assets, net	565,318	567,540
Security deposits, long-term	35,691	35,691
Other assets, long-term	201,670	201,670
Deferred tax asset, net	3,663,357	3,630,154
Total long-term assets	21,854,289	20,638,754
Total assets	$69,376,178	$69,634,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,695,042	$2,282,427
Accrued compensation and related costs	2,176,078	2,221,416
Accrued expenses and other current liabilities	4,382,361	3,970,559
Note payable, current	226,655	226,355
Operating lease liability, short-term	323,038	317,840
Deferred revenue, short-term	5,538,525	6,736,175
Total current liabilities	14,341,699	15,754,772
Long-term liabilities:
Deferred revenue, long-term	3,004,418	3,012,206
Note payable, long-term	7,751,585	7,813,021
Operating lease liability, long-term	289,687	432,176
Total long-term liabilities	11,045,690	11,257,403
Total liabilities	25,387,389	27,012,175

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,109,730 shares issued and outstanding as of March 31, 2024 and 11,107,230 shares issued and outstanding as of December 31, 2023	1,110	1,109
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	32,108,513	31,957,765
Retained earnings	11,879,166	10,662,993
Total stockholders’ equity	43,988,789	42,621,867
Total liabilities and stockholders’ equity	$69,376,178	$69,634,042

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenues:
Net sales	$8,094,398	$10,026,935
Total revenue	8,094,398	10,026,935

Cost of sales	2,632,257	3,077,997

Gross profit	5,462,141	6,948,938

Operating expenses:
General and administrative	3,370,422	2,711,337
Research and development	693,380	766,296

Net operating expense	4,063,802	3,477,633

Income from operations	1,398,339	3,471,305

Other income:
Other income	329,271	183,642
Gain on forgiveness of note payable	-	(67,229)
Other income

Net other income	329,271	116,413

Income before provision for income taxes	1,727,610	3,587,718

Provision for income taxes	511,437	641,345

Net income	$1,216,173	$2,946,373

Net income per common share:
Basic	$0.11	$0.27
Diluted	$0.11	$0.27

Weighted average shares outstanding:
Basic	10,959,298	10,917,311
Diluted	10,961,188	10,919,391

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$-	$10,662,993	$42,621,867
Stock options exercised	-	-	2,500	1	10,749	-	-	10,750
Stock reserved for future services	-	-	-	-	139,999	-	-	139,999
Net income	-	-	-	-	-	-	1,216,173	1,216,173
Balance at March 31, 2024	-	$-	11,109,730	$1,110	$32,108,513	$-	$11,879,166	$43,988,789

	For the Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	-	$-	10,900,759	$1,089	$31,420,395	$-	$2,260,135	$33,681,619
Stock options exercised	-	-	7,500	1	16,725	-	-	16,726
Stock issued for services	-	-	16,015	1	74,999	-	-	75,000
Stock reserved for future services	-	-	-	-	24,063	-	-	24,063
Net income	-	-	-	-	-	-	2,946,373	2,946,373
Balance at March 31, 2023	-	$-	10,924,274	$1,091	$31,536,182	$-	$5,206,508	$36,743,781

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2024	2023
Cash flows from operating activities:
Net income	$1,216,173	$2,946,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,547	227,570
Right of use amortization	127,893	121,774
Employee stock compensation	139,999	24,063
Bad Debt Expense	245,089
Stock issued for service	-	75,000
Changes in operating assets and liabilities:
Accounts receivable, net	5,178,893	(1,686,838)
Inventory, net	112,420	(1,155,466)
Deferred taxes	(33,203)	(865,745)
Unbilled revenue	(571,759)	(430,488)
Prepaid expenses and other current assets	74,091	(1,675)
Other assets	-	(792)
Accounts payable and other accrued expenses	(246,905)	1,610,884
Operating lease right of use	(137,291)	(126,592)
Deferred revenue	(1,205,438)	240,535
Net cash provided by operating activities	5,136,509	978,603

Cash flows from investing activities:
Purchase of property and equipment	(1,546,772)	(163,441)
Net cash (used in) investing activities	(1,546,772)	(163,441)

Cash flows from financing activities:
Principal payments of debt	(35,152)	(57,750)
Proceeds from Stock based options	10,750	16,726
Net cash (used in) financing activities:	(24,402)	(41,024)

Net increase in cash	3,565,335	774,138
Cash and restricted cash, beginning of period	18,849,842	13,483,597
Cash and restricted cash, end of period	$22,415,177	$14,257,735

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes paid	$24,002	$108,777
Interest paid	$61,552	$3,345

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Significant Accounting Policies

Organization and Business Operations

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” or “our”), located in Chandler, Arizona, is a global provider of judgmental use of force training simulators and firearms training simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship, and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly effective virtual reality and simulator technology. The Company sells its products worldwide through a direct sales force and international distribution partners. The original business started in 1993 as Ferris Productions, Inc and ultimately became VirTra, Inc., a Nevada corporation.

Basis of Presentation

The unaudited financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on March 31, 2024, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2023, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

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

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company recognizes revenue upon transfer of control or upon completion of the services for the simulator and accessories; for the installation and training and customized software performance obligations as the customer has the right and ability to direct the use of these products and services and the customer obtains all of the remaining benefit from these products and services at that time. Revenue from certain customized content contracts may be recognized over the period the services are performed based on the terms of the contract. For the sales-based royalty exchanged for license of intellectual property, the Company recognized revenue as the sales occur over time.

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

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and the following table illustrates the disaggregation disclosure by customer’s location and performance obligation.

	Three Months Ended March 31
	2024				2023
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$75,780	$3,811,257	$1,278,257	$5,165,294	$489,810	$4,749,368	$3,134,628	$8,373,806
Extended Service-type warranties	-	870,803	4,202	875,005	23,343	539,208	19,424	581,975
Customized software and content	-	265,406	-	265,406	19,500	7,196	(16,861)	9,835
Installation and training	-	236,339	5,164	241,503	20,562	249,554	53,688	323,804
Design & Prototyping	-	583,326	-	583,326	-	-	-	-
STEP	-	954,349	9,515	963,864	-	730,273	7,242	737,515
Total Revenue	$75,780	$6,721,480	$1,297,138	$8,094,398	$553,215	$6,275,599	$3,198,121	$10,026,935

Commercial customers include selling through prime contractors for military or law enforcement contracts domestically and until it becomes a larger portion of the revenue will include any healthcare sales.  Government customers are defined as directly selling to government agencies. For the three months ended March 31, 2024, governmental customers comprised $6,721,480, or 83% of total net sales, commercial customers comprised $75,780 or 1% of total net sales and international customers comprised $1,297,138 or 16% of total net sales. By comparison, for the three months ended March 31, 2023, governmental customers comprised $6,275,599, or 63% of total net sales, commercial customers comprised $553,215 or 5% of total net sales and international customers comprised $3,198,121, or 32% of total net sales. For the three months ended March 31, 2024, and 2023, the Company recorded $963,864 and $737,515, respectively, in STEP revenue, or 12% and 7%, respectively, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $1,534,268 and $2,092,095 on March 31, 2024, and December 31, 2023, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. The decrease in deferred revenue from December was due to the Company converting the deposits into revenue as we delivered on our obligations.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,417,342 and $2,627,763 as of March 31, 2024, and December 31, 2023, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,930,779 and $2,974,710 as of March 31, 2024, and December 31, 2023, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $295,000 and $354,000 as of March 31, 2024, and December 31, 2023, respectively. We did see a small downtick in some warranty repairs, due to new quality controls and equipment, so we were able to decrease the accrual for repair expenses. During the three months ended March 31, 2024, and 2023, the Company recognized revenue of $875,044 and $581,975, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $22,415,177 and $18,349,842 as of March 31, 2024, and December 31, 2023, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Historically, the Company primarily sells its products to U.S. federal, state and municipal agencies.

As of March 31, 2024, the Company had one customer that accounted for 22% of total accounts receivable. As of December 31, 2023, the Company had customers that accounted for 28% and 14% of total accounts receivable.

For the three months ended March 31, 2024 and 2023, the Company had did not have any single customer that accounted for 10% of total revenue.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended March 31
	2024	2023

Net Income	$1,216,173	$2,946,373
Weighted average common stock outstanding	10,959,298	10,917,311
Incremental shares from stock options	1,890	2,080
Weighted average common stock outstanding, diluted	10,961,188	10,919,391

Net Income per common share and common equivalent share
Basic	$0.11	$0.27
Diluted	$0.11	$0.27

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

Note 2. Inventory

Inventory consisted of the following as of:

	March 31, 2024	December 31, 2023

Raw materials and work in process	$12,782,747	$12,834,368
Reserve	(490,287)	(429,488)

Total Inventory	$12,292,460	$12,404,880

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2024	December 31, 2023
Land	$1,778,987	$1,778,987
Building & Building Improvements	9,146,556	9,146,556
Computer equipment	1,227,378	1,236,989
Furniture and office equipment	314,006	295,208
Machinery and equipment	4,326,010	2,865,014
STEP equipment	2,301,083	2,241,291
Leasehold improvements	358,584	358,584
Construction in Progress	2,470,054	2,456,259

Total property and equipment	21,922,658	20,375,888
Less: Accumulated depreciation and amortization	(5,123,199)	(4,888,876)

Property and equipment, net	$16,799,459	$15,487,012

Depreciation expenses, including STEP depreciation, were $234,324 and $195,034 for the three months ended March 31, 2024, and 2023, respectively.

Note 4. Intangible Assets

Intangible assets consisted of the following as of:

	March 31, 2024	December 31, 2023
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	695,207
Less accumulated amortization	(129,889)	(127,667)

Intangible assets, net	$565,318	$567,540

Amortization expenses were $2,222 and $5,626 for the three months ended March 31, 2024, and 2023, respectively.

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

Note 5. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our former corporate office, manufacturing, assembly, warehouse, and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th Street, Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the 5th Street location to 7910 South Kyrene Road, located within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 2024. On June 1, 2022, we entered a new lease of approximately 9,350 square feet located at 12301 Challenger Parkway, Orlando, Florida, from an unaffiliate third party through May 2027.

The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants, or variable lease payments. The Company has not entered into any financing leases.

In addition to base rent, the Company’s lease provides for additional payments for other charges, such as rental tax. The lease includes fixed rent escalations. The Company’s lease does not include an option to renew.

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

Effective June 1, 2022, the Company obtained a right-of-use asset in exchange for a new operating lease liability of $840,855. Effective January 1, 2019, the Company obtained a right-of-use asset in exchange for a new operating lease liability in the amount of $1,721,380 and derecognized $46,523 deferred rent for an adjusted operating lease right-of-use asset in the net amount of $1,674,857.

Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets, December 31, 2023	$716,687	$1,212,814
Amortization for the three months ended March 31, 2024	(127,893)	(496,127)
Total operating lease right-of-use asset, March 31, 2024	$588,794	$716,687
Liabilities
Current
Operating lease liability, short-term	$323,038	$317,840
Non-current
Operating lease liability, long-term	289,687	432,176
Total lease liabilities	$612,725	$750,016

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments as of March 31, 2024, under non-cancelable operating leases are as follows:

2024	$190,045
2025	191,478
2026	196,311
2027	99,381

Total Lease Payments	677,215
Less: imputed interest	(64,490)
Operating Lease Liability	$612,725

Rent expenses for the three months ended March 31, 2024, and 2023, were $204,235 and $108,230, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	March 31, 2024	December 31, 2023
Salaries and wages payable	$225,152	$457,565
Employee benefits payable	44,261	54,811
Accrued paid time off (PTO)	395,543	361,418
Profit sharing payable	1,511,122	1,347,622

Total accrued compensation and related costs	$2,176,078	$2,221,416

Accrued expenses and other current liabilities consist of the following as of:

	March 31, 2024	December 31, 2023
Manufacturer’s warranties	$295,000	$354,000
Taxes payable	3,872,036	3,411,669
Miscellaneous payable	215,325	204,890

Total accrued expenses and other current liabilities	$4,382,361	$3,970,559

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

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

The note payable amounts consist of the following:

	March 31, 2024	December 31, 2023

Short-term liabilities
Note payable, principal	$221,910	$222,320
Accrued interest to date	4,745	4,035

Note Payable, short-term	$226,655	$226,355

Long-term liabilities
Note payable, principal	$7,751,585	$7,813,021

Note payable, long tern	$7,751,585	$7,813,021

Note 8. Related Party Transactions

During the three months ended March 31, 2024, one Board member purchased 2,500 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $10,750.

During the three months ended March 31, 2023, one Board member and the Company’s Executive Chairman (then Co-CEO) purchased 7,500 shares of Common Stock pursuant to the exercise of previously awarded stock options at the exercise price of $2.23 per share, for a total of $16,726.

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

VIRTRA, INC.

NOTE TO FINANCIAL STATEMENTS

(Unaudited)

On December 1, 2022, the Company granted a total of 15,000 RSUs to its Chief Financial Officer, which can be awarded based on achievement of performance goals over the next three years. On January 1, 2023, the Company issued 42,735 RSUs to a new member of the Board of Directors which can be awarded only upon a sale of the Company.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, was $4,564,459 and therefore awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,630 (prior to the deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and CEO, respectively. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2024, of $5,000,000 is probable and recorded expenses of $139,998 related to the RSUs for the three months ended March 31, 2024.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three months ended March 31, 2024, and 2023, $163,500 and $150,000 was expensed to operations for profit sharing.

Note 10. Stockholders’ Equity

Stock Repurchase

On October 25, 2016, the Company’s Board of Directors authorized the repurchase of up to $1 million of its common stock under Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Purchases made pursuant to this authorization will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18. The timing, manner, price, and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements, and other factors. On January 9, 2019, VirTra’s Board of Directors authorized an additional $1 million be allocated for the repurchase of VirTra’s stock under the existing 10b-18 plan. The stock repurchase program was suspended due to interim rulings for public-company recipients of a PPP loan under the CARES Act. Although the Company’s PPP loan was forgiven on July 20, 2021, the suspension of the stock repurchase program continues to remain in effect.

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

	March 31,2024		December 31, 2023
	Number of Stock Options	Weighted Exercise Price	Number of Stock Options	Weighted Exercise Price
Options outstanding, beginning of year	15,000	$4.03	45,000	$4.26
Granted	-	-	-	-
Redeemed	(5,000)	4.3	(15,000)	5.09
Exercised	(2,500)	4.3	(15,000)	3.66
Expired / terminated	-	-	-	-
Options outstanding, end of period	7,500	$3.76	15,000	$4.03
Options exercisable, end of period	7,500	$3.76	15,000	$4.03

The Company did not have any non-vested stock options outstanding as of March 31, 2024, and December 31, 2023. The weighted average contractual term for options outstanding and exercisable on March 31, 2024, and 2023 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on March 31, 2024, and 2023 was $28,875 and $1,800, respectively. For the three months ended March 31, 2024, and 2023, the Company received payments related to the exercise of options in the amount of $10,750 and $16,726, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered of no intrinsic value.

2017 Equity Incentive Plan

Through March 31, 2024, 224,133 and 288,889 restricted stock units (RSUs) have been granted under the Equity Plan to the Company’s Executive Chairman and CEO, respectively, of which 17,753 and 158,976 shares were issued in settlement of such RSUs. Also, 10,543 and 14,057 restricted shares were issued to the Company’s former COO and Executive Chairman.

Common stock activity

During the three months ended March 31, 2024, one Board member purchased 2,500 shares of Common Stock pursuant to the exercise of previously awarded stock options at the exercise price of $4.30 per share, for a total of $10,750.

Note 11. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider numerous factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or people acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”) is a global provider of judgmental use of force training simulator and firearms training simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship, and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly effective virtual reality and simulator technology.

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

Business Strategy

We have two main customer groups, namely, law enforcement and military. These are quite different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share  and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

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

Results of operations for the three months ended March 31, 2024, and March 31, 2023

Revenues. Net sales were $8,094,398 for the three months ended March 31, 2024, compared to $10,026,935 for the same period in 2023, a decrease of $1,932,537 or 19%. The decrease in revenue can be attributed to lower bookings in Q4 and Q1 as related to federal funding due to the continuing resolution and many contracts on hold.

Cost of Sales. Cost of sales were $2,632,257 for the three months ended March 31, 2024, compared to $3,077,997 for the same period in 2023, a decrease of $445,740 or 14%. The dollar decrease is correlates with the lower revenues for the current quarter.

Gross Profit. Gross profit was $5,462,141 for the three months ended March 31, 2024, compared to $6,948,938 for the same period in 2023, a decrease of $1,486,797, or 21%. The gross profit margin for the three months ended March 31, 2024, and 2023 was 67% and 69%, respectively. The gross margin was lower in 2024 mostly due to the cost of goods related to the Microsoft Prototype contract. We had a milestone payment in December of 2023 that had little cost associated with it. The costs from the second milestone were recorded this quarter and consumed some of the margin. Our efforts to lower the costs associated with the rest of the systems are evident with these results as only an overall 2% margin decrease was recognized.

Operating Expenses. Net operating expense was $4,063,802 for the three months ended March 31, 2024, compared to $3,477,633 for the same period in 2023, an increase of $586,169, or 17%. This increase is primarily evident in three areas. One is payroll and benefits as labor rates increase and as we bring on higher level staff to help build infrastructure for the future. The second area is in our IT spending as we prepare the organization to help us become more compliant with new regulations, which is needed for any future government contracts. The third area is travel as we are increasing our footprint in our sales territories.

Operating Income. Operating income was $1,398,339 for the three months ended March 31, 2024, compared to $3,471,305 for the same period in 2023, a decrease of 2,072,966 or 60%. This decrease is directly related to the lower revenue and higher operating expense discussed above.

Other Income. Other income net of other expense was $329,271 for the three months ended March 31, 2024, compared to net other income of $116,413 for the same period in 2023, an increase of $212,858, or 183%, primarily from the lease payments from the subtenant at our older facility which was not leased during the 2023 quarter.

Provision (Benefit) for Income Tax. Provision for income tax was $511,437 for the three months ended March 31, 2024, compared to $641,345 for the same period in 2023, a decrease of $129,908, or 20%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $1,216,173 for the three months ended March 31, 2024, compared to $2,946,373 for the same period in 2023, a decrease of $1,730,200 or 59%. The fluctuations in net income relate to each respective section discussed above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization. Explanation and Use of Non-GAAP Financial Measures:

Earnings before interest, income taxes, depreciation, and amortization and before other non-operating costs and income (“EBITDA”) and adjusted EBITDA are non-GAAP measures. Adjusted EBITDA also includes non-cash stock option expense. Other companies may calculate adjusted EBITDA differently. The Company calculates its adjusted EBITDA to eliminate the impact of certain items it does not consider to be indicative of its performance and its ongoing operations. Adjusted EBITDA is presented herein because management believes the presentation of adjusted EBITDA provides useful information to the Company’s investors regarding the Company’s financial condition and results of operations and because adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry, several of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA should not be considered as an alternative for net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. A reconciliation of net loss to adjusted EBITDA is provided in the following table:

	For the Three Months Ended
	March 31,	March 31,	Increase	%
	2024	2023	(Decrease)	Change

Net Income	$1,216,173	$2,946,373	$(1,730,200)	-59%
Adjustments:
Provision for income taxes	511,437	641,345	(129,908)	-20%
Depreciation and amortization	236,547	227,570	8,977	4%
Interest (net)	(177,898)	48,183	(226,081)	-469%
EBITDA	1,786,259	3,863,471	(2,077,212)	-54%
Right of use amortization	127,893	121,774	6,119	5%

Adjusted EBITDA	$1,914,152	$3,985,245	$(2,071,093)	-52%

Liquidity and Capital Resources

Liquidity is an enterprise’s ability to generate enough cash to meet its needs for cash requirements. The Company had $22,415,177 and $18,849,842 of cash and cash equivalents as of March 31, 2024, and December 31, 2023, respectively. Working capital was $33,180,190 and $33,240,516 as of March 31, 2024, and December 31, 2023, respectively.

Net cash provided by operating activities was $5,136,509 and $978,603 for the three months ended March 31, 2024, and 2023, respectively. Net cash provided by operating activities resulted primarily from the net income for both periods.

Net cash used in investing activities was $1,546,772 for the three months ended March 31, 2024, compared to net cash used in investing activities of $163,441 for the comparable 2023 period. Investing activities in 2024 and 2023 consisted of purchases of property and equipment.

Net cash used in financing activities was $24,402 for the three months ended March 31, 2024, compared to $41,024 used for the three months ended March 31, 2023. In both periods, cash was used primarily for principal payment of debt offset by the proceeds from the exercise of stock options.

Bookings and Backlog. The Company defines bookings as the total number of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $2.9 million for the three months ended March 31, 2024. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of March 31, 2024, the Company’s backlog was $14 million. The breakout of this backlog includes $5.4 million in capital, $6.4 million in service and warranties, and $2.2 million in STEP contracts. Warranties/Service and STEP backlog calculated in this number is revenue that will be recognized on a straight-line basis over the next 7 years. In addition, there is $6.8 million in renewable STEP contracts over the next 5 years. Management estimates most of the new capital bookings received in the first three months of 2024, will be converted to revenue in 2024. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. Management believes there have been no changes in our critical accounting policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended March 31, 2024, and continuing into 2024, we are implementing more formal review and documentation of workflow processes and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(c)	None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: May 14, 2024	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

