Form 10-Q
period 2024-06-30
VirTra, Inc
filed 2024-08-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 11,168,273 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$18,411,634	$18,849,842
Accounts receivable, net	9,124,425	15,724,147
Inventory, net	13,470,715	12,404,880
Unbilled revenue	1,389,658	1,109,616
Prepaid expenses and other current assets	1,953,015	906,803
Total current assets	44,349,447	48,995,288
Long-term assets:
Property and equipment, net	16,575,177	15,487,012
Operating lease right-of-use asset, net	519,375	716,687
Intangible assets, net	563,096	567,540
Security deposits, long-term	35,691	35,691
Other assets, long-term	201,670	201,670
Deferred tax asset, net	3,780,112	3,630,154
Total long-term assets	21,675,121	20,638,754
Total assets	$66,024,568	$69,634,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013,483	$2,282,427
Accrued compensation and related costs	1,920,367	2,221,416
Accrued expenses and other current liabilities	573,510	3,970,559
Note payable, current	230,457	226,355
Operating lease liability, short-term	189,098	317,840
Deferred revenue, short-term	5,619,406	6,736,175
Total current liabilities	9,546,321	15,754,772
Long-term liabilities:
Deferred revenue, long-term	3,022,676	3,012,206
Note payable, long-term	7,690,940	7,813,021
Operating lease liability, long-term	353,710	432,176
Total long-term liabilities	11,067,326	11,257,403
Total liabilities	20,613,647	27,012,175
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,112,230 shares and 11,107,230 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,110	1,109
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	32,329,917	31,957,765
Retained earnings	13,079,894	10,662,993
Total stockholders’ equity	45,410,921	42,621,867
Total liabilities and stockholders’ equity	$66,024,568	$69,634,042

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net sales	$6,075,040	$10,336,903	$14,169,438	$20,363,838
Total revenue	6,075,040	10,336,903	14,169,438	20,363,838

Cost of sales	550,424	4,416,202	3,182,681	7,494,199

Gross profit	5,524,616	5,920,701	10,986,757	12,869,639

Operating expenses:
General and administrative	3,537,910	3,280,344	6,908,332	5,991,681
Research and development	855,285	711,754	1,548,665	1,478,050

Net operating expense	4,393,195	3,992,098	8,456,997	7,469,731

Income (loss) from operations	1,131,421	1,928,603	2,529,760	5,399,908

Other income (expense):
Other income	156,870	208,599	486,141	392,240
Gain on forgiveness of note payable	-	(133,078)	-	(200,305)
Other (expense) income

Net other income (expense)	156,870	75,521	486,141	191,935

Income (Loss) before provision for income taxes	1,288,291	2,004,124	3,015,901	5,591,843

Provision (Benefit) for income taxes	87,564	977,489	599,000	1,618,834

Net income (loss)	$1,200,727	$1,026,635	$2,416,901	$3,973,009

Net income (loss) per common share:
Basic	$0.11	$0.09	$0.22	$0.36
Diluted	$0.11	$0.09	$0.22	$0.36

Weighted average shares outstanding:
Basic	11,063,366	10,924,714	10,885,965	10,921,033
Diluted	11,065,866	10,933,130	10,885,965	10,925,702

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at March 31, 2024	-	$-	11,109,730	1,110	32,108,513	-	11,879,166	43,988,789
Stock options exercised	-	-	2,500	-	9,400	-	-	9,400
Stock reserved for future services	-	-	-	-	212,004	-	-	212,004
Net income	-	-	-	-	-	-	1,200,727	1,200,727
Balance at June 30, 2024	-	$-	11,112,230	1,110	32,329,917	-	13,079,894	45,410,921

	For the Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at March 31, 2023	-	$-	10,924,274	1,109	31,536,182	-	5,206,508	36,743,781
Stock options exercised	-	-	2,500	1	10,475	-	-	10,476
Stock options repurchased	-	-	-	-	(17,568)	-	-	(17,568)
Stock reserved for future services	-	-	-	-	175,412	-	-	175,412
Net income	-	-	-	-	-	-	1,026,635	1,026,635
Balance at June 30, 2023	-	$-	10,926,774	1,092	31,704,501	-	6,233,144	37,938,737

For the Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2023	-	$-	11,107,230	1,109	31,957,765		10,662,993	42,621,867
Stock options exercised	-	-	5,000	1	20,149	-	-	20,150
Stock reserved for future services	-	-	-	-	352,003	-	-	352,003
Net income	-	-	-	-	-	-	2,416,901	2,416,901
Balance at June 30, 2024	-	$-	11,112,230	1,110	32,329,917	-	13,079,894	45,410,921

For the Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	-	$-	10,900,759	1,089	31,420,395		2,260,135	33,681,619
Stock options exercised	-	-	10,000	2	27,200	-	-	27,202
Stock options repurchased	-	-	-	-	(17,568)	-	-	(17,568)
Stock reserved for future services					74,999		-	75,000
Stock reserved for future services	-	-	16,015	1	199,475	-	-	199,475
Net income	-	$-	-	-	-	-	3,973,009	3,973,009
Balance at June 30, 2024	-	$-	10,926,774	1,092	31,704,501	-	6,233,144	37,938,737

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2024	2023
Cash flows from operating activities:
Net income	$2,416,901	$3,973,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525,077	479,889
Right of use amortization	197,312	244,580
Employee stock compensation	352,005	199,475
Stock issued for service	-	75,000
Changes in operating assets and liabilities:
Accounts receivable, net	6,599,722	(14,928,520)
Inventory, net	(1,065,835)	(375,211)
Deferred taxes	(149,958)	(3,122,905)
Unbilled revenue	(280,044)	5,063,881
Prepaid expenses and other current assets	(1,046,213)	(15,281)
Other assets	-	173,999
Accounts payable and other accrued expenses	(4,967,236)	3,792,847
Operating lease right of use	(207,208)	(257,677)
Deferred revenue	(1,106,299)	5,010,384
Net cash provided by operating activities	1,268,224	313,470

Cash flows from investing activities:
Purchase of property and equipment	(1,608,798)	(345,640)
Net cash (used in) investing activities	(1,608,798)	(345,640)

Cash flows from financing activities:
Principal payments of debt	(117,785)	(118,087)
Stock Options Exercised	20,151	9,634
Repurchase of Stock based options	-	-
Net cash (used in) financing activities	(97,634)	(108,453)

Net (decrease) in cash	(438,208)	(140,623)
Cash and restricted cash, beginning of period	18,849,842	13,483,597
Cash and restricted cash, end of period	$18,411,634	$13,342,974

Supplemental disclosure of cash flow information:
Interest paid	$84,403	$134,514
Income taxes paid (refunded)	$5,314,387	$-

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on June 30, 2024, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2023, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO FINANCIAL STATEMENTS

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

	Three Months Ended June 30
	2024				2023
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$136,571	$1,927,438	$477,837	$2,541,846	$73,099	$7,365,343	$355,630	$7,794,072
Extended Service-type warranties	72,000	1,332,049	22,103	1,426,152	21,367	599,390	16,257	637,014
Customized software and content	-	17,127	82,500	99,627	4,800	277,555	82,855	365,210
Installation and training	4,196	157,691	6,650	168,537	19,702	154,280	208,141	382,123
Design & Prototyping	-	863,582	-	863,582	-	-	-	-
STEP	-	965,810	9,486	975,296	-	1,140,948	17,536	1,158,484
Total Revenue	$212,767	$5,263,697	$598,576	$6,075,040	$118,968	$9,537,516	$680,419	$10,336,903

	Six Months Ended June 30
	2024				2023
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$212,351	$5,738,695	$1,756,095	$7,707,141	$562,908	$12,114,712	$3,507,795	$16,185,415
Extended Service-type warranties	72,000	2,202,851	26,305	2,301,156	44,711	1,138,598	35,680	1,218,989
Customized software and content	-	282,533	82,500	365,033	24,300	284,751	65,994	375,045
Installation and training	4,196	394,030	11,814	410,040	40,264	403,834	261,829	705,927
Design & Prototyping	-	1,446,908	-	1,446,908	-	-	-	-
STEP	-	1,920,160	19,000	1,939,160	-	1,871,221	7,242	1,878,463
Total Revenue	$288,547	$11,985,177	$1,895,714	$14,169,438	$672,183	$15,813,115	$3,878,540	$20,363,838

Commercial customers include selling through prime contractors for military or law enforcement contracts domestically and until it becomes a larger portion of the revenue will include any healthcare sales. Government customers are defined as directly selling to government agencies. For the three months ended June 30, 2024, governmental customers comprised $5,263,697 or 87% of total net sales, commercial customers comprised $212,767 or 3% of total net sales and international customers comprised $598,576 or 10% of total net sales. By comparison, for the three months ended June 30, 2023, governmental customers comprised $9,537,516, or 92% of total net sales, commercial customers comprised $118,968 or 1% of total net sales and international customers comprised $680,419, or 7% of total net sales. For the six months ended June 30, 2024, governmental customers comprised $11,985,177 or 85% of total net sales, commercial customers comprised $288,547 or 2% of total net sales and international customers comprised $1,895,714 or 13% of total net sales. By comparison, for the six months ended June 30, 2023, governmental customers comprised $15,813,115 or 78% of total net sales, commercial customers comprised $672,183 or 3% of total net sales and international customers comprised $3,878,540, or 19% of total net sales. For the six months ended June 30, 2024, and 2023, the Company recorded $1,920,160 and $1,871,221 respectively, in STEP revenue, or 14% and 9%, respectively, of total net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $1,466,632 and $4,047,269 on June 30, 2024, and December 31, 2023, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. The decrease in deferred revenue from December was due to the Company converting the deposits into revenue as we delivered on our obligations.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,510,297 and $2,627,763 as of June 30, 2024, and December 31, 2023, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,930,779 and $2,974,710 as of June 30, 2024, and December 31, 2023, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $295,000 and $354,000 as of June 30, 2024, and December 31, 2023, respectively. We did not see any change in the amount of warranty repairs, due to new quality controls and equipment, so we maintained our warranty liability for another quarter. During the six months ended June 30, 2024, and 2023, the Company recognized revenue of $2,301,156 and $1,218,989, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $17,911,634 and $18,349,842 as of June 30, 2024, and December 31, 2023, respectively.

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

As of June 30, 2024, the Company had three customer that accounted for 24%, 11%, and 10% respectively, of total accounts receivable. As of December 31, 2023, the Company had customers that accounted for 28% and 14% of total accounts receivable.

As of June 30th, 2024 the Company had two suppliers that each accounted for 13% of the total accounts payable

For the three months ended June 30, 2024, and 2023, the Company had 2 customer that accounted for 14% and 12% of total revenue.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended June 30
	2024	2023
Net Income (Loss)	$1,200,727	$1,026,635
Weighted average common stock outstanding	11,063,366	10,924,714
Incremental shares from stock options	2,500	8,416
Weighted average common stock outstanding, diluted	11,065,866	10,933,130

Net Income (Loss) per common share and common equivalent share
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

	Six Months Ended June 30
	2024	2023
Net Income (Loss)	$2,416,901	$3,973,009
Weighted average common stock outstanding	10,885,965	10,921,033
Incremental shares from stock options		4,669
Weighted average common stock outstanding, diluted	10,885,965	10,925,702

Net Income (Loss) per common share and common equivalent share
Basic	$0.22	$0.36
Diluted	$0.22	$0.36

Note 2. Inventory

Inventory consisted of the following as of:

	June 30, 2024	December 31, 2023

Raw materials, WIP, finished goods and Materials being inspected	$13,961,002	$12,834,368
Reserve	(490,287)	(429,488)

Total Inventory	$13,470,715	$12,404,880

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2024	December 31, 2023
Land	$1,778,987	$1,778,987
Building & Building Improvements	9,146,555	9,146,556
Computer equipment	1,282,359	1,236,989
Furniture and office equipment	314,006	292,208
Machinery and equipment	4,366,452	2,865,014
STEP equipment	2,391,683	2,241,291
Leasehold improvements	358,584	358,584
Construction in Progress	2,346,058	2,456,259

Total property and equipment	21,984,684	20,375,888
Less: Accumulated depreciation and amortization	(5,409,507)	(4,888,876)

Property and equipment, net	$16,575,177	$15,487,012

Depreciation expenses, including STEP depreciation, were $520,633 and $463,605 for the six months ended June 30, 2024, and 2023, respectively.

Note 4. Intangible Assets

Intangible asset consisted of the following as of:

	June 30, 2024	December 31, 2023
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	695,207
Less accumulated amortization	(132,111)	(127,667)

Intangible assets, net	$563,096	$567,540

Amortization expenses were $4,936 and $15,792 for the six months ended June 30, 2024, and 2023, respectively.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Based on the requirements to move and leave the building in compliance with the company’s lease term, VirTra chose to use the hold over option in the lease agreement for the period of one additional month. The cost of this was split with the subtenant, this extended the lease through May 31, 2024, at which time VirTra entirely vacated the property.

The balance sheet classification of lease assets and liabilities as of June 30, 2024 are as follows:

Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets, December 31, 2023	$716,687	$1,212,814
Amortization for the six months ended June 30	(197,312)	(496,127)
Total operating lease right-of-use asset, June 30, 2024	$519,375	$716,687
Liabilities
Current
Operating lease liability, short-term	$189,098	$317,840
Non-current
Operating lease liability, long-term	353,710	432,176
Total lease liabilities	$542,808	$750,016

NON-Cancelable operating leases

2024	$94,388
2025	191,425
2026	196,311
2027	99,381

Total Lease Payments	581,505
Less: imputed interest	(38,697)
Operating Lease Liability	$542,808

Rent expenses for the six months ended June 30, 2024, and 2023, were $335,316 and $284,139, respectively.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	June 30, 2024	December 31, 2023
Salaries and wages payable	$428,823	$457,565
Employee benefits payable	31,706	54,811
Accrued paid time off (PTO)	428,931	361,418
Profit sharing payable	1,030,907	1,347,622

Total accrued compensation and related costs	$1,920,367	$2,221,416

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2024	December 31, 2023
Manufacturer’s warranties	$295,000	$354,000
Taxes payable	11,192	3,411,669
Miscellaneous payable	267,318	204,890

Total accrued expenses and other current liabilities	$573,510	$3,970,559

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

	June 30, 2024	December 31, 2023

Short-term liabilities
Note payable, principal	$220,896	$222,320
Accrued interest to date	9,562	4,035

Note Payable, short-term	$230,458	$226,355

Long-term liabilities
Note payable, principal	$7,690,940	$7,813,021

Note payable, long term	$7,690,940	$7,813,021

Note 8. Related Party Transactions

During the six months ended June 30, 2024, one Board member purchased 5,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $10,750 during the three months ended March 31, 2024 and $9,400 during the three months ended June 30, 2024.

During the six months ended June 30, 2024, the Company redeemed 10,000 previously awarded stock options nearing expiration, which resulted in $59,600 in additional compensation expense.

During the six months ended June 30, 2023, one Board member and the Company’s Executive Chairman (then Co-CEO) purchased a total of 10,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $27,200. Also, during the six months ended June 30, 2023, the Company redeemed 10,000 previously award stock options nearing expiration from the Company’s then Co-CEO, which resulted in a total of $21,150 in additional compensation expense.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time.

Restricted Stock Unit Grants

On August 26, 2021, and April 11, 2022, the Compensation Committee of the Board of Directors granted a total of 392,223, and 288,889 Restricted Stock Units (RSUs), respectively, pursuant to Section 9 of the 2017 Equity Incentive Plan to the co-Chief Executive Officers and the Chief Operating Officer, to be awarded based on achievement of certain performance goals over the next three years. During August 2022, 168,090 RSUs were forfeited upon the departure of the Chief Operating Officer. During July 2024, 40,229 RSUs were forfeited upon the departure of the Executive Chairman (formerly one of the co-Chief Executive Officers).

On December 1, 2022, the Company granted a total of 15,000 RSUs to its Chief Financial Officer, which can be awarded based on achievement of performance goals over the next three years. On January 1, 2023, the Company issued 42,735 RSUs to a new member of the Board of Directors which can be awarded only upon a sale of   the Company.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, was $4,564,459 and therefore awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,630 (prior to the deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and CEO, respectively. Based on the vesting terms described above and a net profit (net income under GAAP) for the twelve months ending June 30, 2024, of $6,500,000 being probable for the Company’s Chief Executive Officer, the Company recorded expenses of $352,003 related to the RSUs for the six months ended June 30, 2024.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the six months ended June 30, 2024, and 2023, $313,500 and $300,000 was expensed to operations for profit sharing.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

	June 30,2024		December 31, 2023
	Number of Stock Options	Weighted Exercise Price	Number of Stock Options	Weighted Exercise Price
Options outstanding, beginning of year	15,000	$4.03	45,000	$4.26
Granted	-	-	-	-
Redeemed	(10,000)	3.76	(15,000)	5.09
Exercised	(5,000)	3.76	(15,000)	3.66
Expired / terminated	-	-	-	-
Options outstanding, end of period	-	$-	15,000	$4.03
Options exercisable, end of period	-	$-	15,000	$4.03

The Company did not have any non-vested stock options outstanding as of June 30, 2024, and December 31, 2023. The weighted average contractual term for options outstanding and exercisable on June 30, 2024, and 2023 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on June 30, 2024, and 2023 was   $0 and $9,750, respectively. For the three months ended June 30, 2024, and 2023, the Company received payments related to the exercise of options in the amount of $9,400 and $16,726, respectively. For the six months ended June 30, 2024, and 2023, the Company received payments related to the exercise of options in the amount of $20,150 and $23,724, respectively The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered of no intrinsic value.

2017 Equity Incentive Plan

Through June 30, 2024, 224,133 and 288,889 restricted stock units (RSUs) have been granted under the Equity Plan to the Company’s Executive Chairman and CEO, respectively, of which 17,753 and 158,976 shares were issued in settlement of such RSUs. Also, 10,543 and 14,057 restricted shares were issued to the Company’s former COO and Executive Chairman.

Common stock activity

During the three months ended June 30, 2024, one Board member purchased 2,500 shares of Common Stock pursuant to the exercise of previously awarded stock options at the exercise price of $3.76 per share, for a total of $9,400.

Note 11. Subsequent Events

Effective July 12, 2024, Robert D. Ferris resigned as the Executive Chairman and a director of the Company.

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

Business Strategy

We have two main customer groups, namely, law enforcement and military. These are quite different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for immersive decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practices is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° three-screen with video scenarios and marksmanship capabilities

○	The V-180™ is the higher standard for immersive decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is a single-screen firearms training simulator and has a portable version. Firearms training mode supports up to 4 individual firing lanes at one time. With hundreds of scenarios and skill drills, this training solution provides fast set-up and training on the go and in almost any location.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ is a robust, highly realistic single-screen firearms shooting and skills training simulator that can scale by connecting up to 5 V-ST PROs. Its flexibility supports a combination of marksmanship and use of force training capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author® proprietary software allows users to create, edit, and train with content specific to the agency’s objectives and environments. V-Author is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises, and firearms courses of fire. It also allows panoramic photos of any local location so users can train in their actual reality.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons made in the USA. VirTra’s True-Fire® recoil kits do not allow for faulty extra shots. Recoil kits use either CO2 or HPA greatly reducing the need for costly ammunition.

●	Return Fire Device – the patented Threat-Fire® device applies real-world stress on the trainees during simulation training. Stress inoculation is a key component of training exercises. VirTra holds a patent for electronic simulation in simulation making the pairing of the device and the simulators a sourced item.

●	VirTra has installed a volumetric video capture studio in order to create training scenarios that could work in either screen-based simulators or in headset-based simulators. Volumetric video realism far exceeds that of computer-generated avatars which likely gives VirTra a strategic advantage for highly desired de-escalation training, especially when simulating human interaction is required.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

●	V-XR is an extended reality headset-based training solution. It comes ready to use out of the box with two headsets, a trainer tablet, charging stations, a router, a casting device, and cables in a portable hard case, with a 3-year manufacturer’s warranty.

Results of operations for the three and six months ended June 30, 2024, and June 30, 2023

Revenues. Net sales were $6,075,040 for the three months ended June 30, 2024, compared to $10,336,903 for the same period in 2023, a decrease of $4,261,863 or 41%. Net sales were $14,169,438 for the six months ended June 30, 2024, compared to $20,363,838 for the same period in 2023, a decrease of $6,194,400 or 30%. The decrease in revenue can be attributed to the smaller amount of bookings in Q1 due to the temporary funding measures taken by the federal government that delayed many of our contracts.

Cost of Sales. Cost of sales were $550,424 for the three months ended June 30, 2024, compared to $4,416,202 for the same period in 2023, a decrease of $3,865,778 or 88%. Cost of sales were $3,182,681 for the six months ended June 30, 2024, compared to $7,494,199 or a 58% decrease. The dollar decrease correlates with the lower revenues for the current quarter and a reclassification of COGS labor related to our development projects. This expense will be reflected in the income statement when we have the corresponding matching revenue. In addition, 40% of our revenue is derived from STEP and Service contracts that have limited COGS.

Gross Profit. Gross profit was $5,524,616 for the three months ended June 30, 2024, compared to $5,920,701 for the same period in 2023, a decrease of $396,085, or 7%. Gross profit was $10,986,757 for the six months ended June 30, 2024, compared to $12,869,639 for the same period in 2023, a decrease of $1,882,882, or 15%. The gross profit margin for the three months ended June 30, 2024 and 2023 was 91% and 57%, respectively. The gross profit margin for the six months ended June 30, 2024 and 2023 was 78% and 63%, respectively. This is solely driven by the decrease in Cost of Sales as stated above.

Operating Expenses. Net operating expense was $4,393,195 for the three months ended June 30, 2024, compared to $3,992,098 for the same period in 2023, an increase of $401,097, or 10%. Net operating expense was $8,456,997 for the six months ended June 30, 2024, compared to $7,469,731 for the same period in 2023, an increase of $987,266, or 13%. This increase comes from payroll and benefits as labor rates increase and as we bring on higher level staff to help build infrastructure for the future. Also, IT expenses increased to help prepare the organization for regulatory compliance and travel expenses increased as we seek to expand our footprint in our sales territories.

Operating Income. Operating income was $1,131,421 for the three months ended June 30, 2024, compared to $1,928,603 for the same period in 2023, a decrease of $797,182 or 41%. Operating income was $2,529,760 for the six months ended June 30, 2024, compared to $5,399,908 for the same period in 2023, a decrease of $2,870,148 or 53%.

Other Income. Other income net of other expense was $156,870 for the three months ended June 30, 2024, compared to net other income of $75,521 for the same period in 2023, an increase of $81,349, or 108%, primarily from an increase in interest and rental income year over year. Other income net of other expense was $486,141 for the six months ended June 30, 2024, compared to net other income of $191,935 for the same period in 2023, an increase of $294,206, or 153%, primarily from interest income and a gain on the sale of the older machine shop equipment.

Provision (Benefit) for Income Tax. Provision for income tax was $87,564 for the three months ended June 30, 2024, compared to $977,489 for the same period in 2023, a decrease of $889,925, or 91%. Provision for income tax was $599,000 for the six months ended June 30, 2024, compared to $1,618,834 for the same period in 2023, a decrease of $1,019,834, or 63%. The provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $1,200,727 for the three months ended June 30, 2024, compared to $1,026,635 for the same period in 2023, an increase of $174,092 or 17%. Net income was $2,416,901 for the six months ended June 30, 2024, compared to $3,973,009 for the same period in 2023, a decrease of $1,556,108 or 39%. The fluctuations in net income relate to each respective section discussed above.

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

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change

Net Income (Loss)	$1,200,727	$1,026,635	$174,092	17%	$2,416,901	$3,973,009	$(1,556,108)	-39%
Adjustments:
Provision for income taxes	87,564	977,489	(889,925)	-91%	599,000	1,618,834	(1,019,834)	-63%
Depreciation and amortization	288,777	253,911	34,866	14%	525,570	481,481	44,089	9%
Interest (net)	(34,379)	61,237	(95,616)	-156%	(88,957)	109,420	(198,377)	-181%
EBITDA	1,542,689	2,319,272	(776,583)	-33%	3,452,514	6,182,744	(2,730,230)	-44%
Right of use amortization	69,418	244,581	$(175,163)	-72%	199,493	366,355	(166,862)	-46%

Adjusted EBITDA	$1,612,107	$2,563,853	$(951,746)	-37%	$3,652,007	$6,549,099	$(2,897,092)	-44%

Liquidity and Capital Resources

Liquidity is an enterprise’s ability to generate enough cash to meet its needs for cash requirements. The Company had $18,411,634 and $18,849,842 of cash and cash equivalents as of June 30, 2024, and December 31, 2023, respectively. Working capital was $34,803,126 and $33,240,516 as of June 30, 2024, and December 31, 2023, respectively.

Net cash provided by operating activities was $1,268,224 and $313,470 for the six months ended June 30, 2024, and 2023, respectively. Net cash provided by operating activities resulted primarily from the net income for both periods and the decrease in AR as we have improved collection efforts.

Net cash used in investing activities was $1,608,798 for the six months ended June 30, 2024, compared to net cash used in investing activities of $345,640 for the comparable 2023 period. Investing activities in 2024 and 2023 consisted of purchases of property and equipment, specifically the new equipment in the machine shop.

Net cash used in financing activities was $97,634 for the six months ended June 30, 2024, compared to $108,453 used for the six months ended June 30, 2023. In both periods, cash was used primarily for principal payment of debt offset by the proceeds from the exercise of stock options.

Bookings and Backlog. The Company defines bookings as the total number of newly signed contracts and purchase orders received in a defined time period. The Company received bookings totaling $5.9 million for the six months ended June 30, 2024. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2024, the Company’s backlog was $13.8 million. The breakout of this backlog includes $5.6 million in capital, $6 million in service and warranties, and $2.2 million in STEP contracts. Warranties/Service and STEP backlog calculated in this number is revenue that will be recognized on a straight-line basis over the next 7 years. In addition, there is $7 million in renewable STEP contracts over the next 5 years. Management estimates most of the new capital bookings received in the first six months of 2024, will be converted to revenue in 2024. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. Management believes there have been no changes in our critical accounting policies during the three months ended June 30, 2024.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended June 30, 2024, and continuing into 2024, we are implementing more formal review and documentation of workflow processes and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

VIRTRA, INC.

Date: August 12, 2024	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

