Form 10-Q
period 2024-09-30
VirTra, Inc
filed 2024-11-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 11,242,925 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,668,455	$18,849,842
Accounts receivable, net	7,216,751	15,724,147
Inventory, net	13,911,948	12,404,880
Unbilled revenue	2,258,930	1,109,616
Prepaid expenses and other current assets	1,886,148	906,803
Total current assets	44,942,232	48,995,288
Long-term assets:
Property and equipment, net	16,351,433	15,487,012
Operating lease right-of-use asset, net	478,474	716,687
Intangible assets, net	560,873	567,540
Security deposits, long-term	35,692	35,691
Other assets, long-term	201,670	201,670
Deferred tax asset, net	3,498,003	3,630,154
Total long-term assets	21,126,145	20,638,754
Total assets	$66,068,377	$69,634,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,121,558	$2,282,427
Accrued compensation and related costs	1,906,302	2,221,416
Accrued expenses and other current liabilities	708,952	3,970,559
Notes payable, current	230,824	226,355
Operating lease liability, short-term	192,294	317,840
Deferred revenue, short-term	4,797,825	6,736,175
Total current liabilities	8,957,755	15,754,772
Long-term liabilities:
Deferred revenue, long-term	3,022,676	3,012,206
Notes payable, long-term	7,629,800	7,813,021
Operating lease liability, long-term	308,109	432,176
Total long-term liabilities	10,960,585	11,257,403
Total liabilities	19,918,340	27,012,175
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,242,925 shares issued and outstanding as of September 30, 2024, and 11,107,230 shares issued and outstanding as of December 31, 2023	1,123	1,109
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	32,485,919	31,957,765
Accumulated income	13,662,995	10,662,993
Total stockholders’ equity	46,150,037	42,621,867
Total liabilities and stockholders’ equity	$66,068,377	$69,634,042

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Net sales	$7,484,269	$7,561,582	$21,653,707	$27,925,420
Total revenue	7,484,269	7,561,582	21,653,707	27,925,420

Cost of sales	1,986,296	2,175,508	5,168,978	9,669,708

Gross profit	5,497,973	5,386,074	16,484,729	18,255,712

Operating expenses:
General and administrative	4,017,584	3,229,075	10,925,915	9,220,751
Research and development	724,757	487,388	2,273,422	1,965,438

Net operating expense	4,742,341	3,716,463	13,199,337	11,186,189

Income from operations	755,632	1,669,611	3,285,392	7,069,523

Other income (expense):
Other income	35,469	233,521	521,610	625,761
Other expense	-	(24,026)	-	(224,330)

Net other income	35,469	209,495	521,610	401,431

Income before provision for income taxes	791,101	1,879,106	3,807,002	7,470,954

Provision for income taxes	208,000	244,316	807,000	1,863,150

Net income	$583,101	$1,634,790	$3,000,002	$5,607,804

Net income per common share:
Basic	$0.05	$0.15	$0.27	$0.51
Diluted	$0.05	$0.15	$0.27	$0.51

Weighted average shares outstanding:
Basic	11,175,882	10,934,962	10,982,083	10,924,486
Diluted	11,175,882	10,942,509	10,982,083	10,929,155

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended Sept 30, 2023
	Preferred Stock		Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock	Earnings	Total

Balance at June 30, 2023	-	$-	10,926,774	1,092	31,704,500	-	6,233,149	37,938,741
Stock options exercised	-	-	2,500	1	14,700	-	-	14,701
Stock options repurchased	-	-	-	-	17,569	-	-	17,569
Stock issued for services	-	-	32,082	1	-	-	-	1
Stock reserved for future services	-	-	-	-	67,999	-	-	67,999
Net income	-	-	-	-	-	-	1,634,790	1,634,790
Balance at Sept 30, 2023	-	$-	10,961,356	1,094	31,804,768	-	7,867,939	39,673,801

	For the Nine Months Ended Sept 30, 2023
	Preferred Stock		Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock	Earnings	Total

Balance at Dec 31, 2022	-	$-	10,900,759	$1,089	$31,420,395	$-	$2,260,135	$33,681,619
Stock options exercised	-	-	12,500	3	41,900	-	-	41,903
Stock options repurchased	-	-	-	1	74,999	-	-	75,000
Stock issued for services	-	-	48,097	-	-	-	-	-
Stock reserved for future services	-	-	-	1	267,474	-	-	267,475
Net income	-	-	-	-	-	-	5,607,804	5,607,804
Balance at Sept 30, 2023	-	$-	10,961,356	$1,094	$31,804,768	$-	$7,867,939	$39,673,801

	For the Three Months Ended Sept 30, 2024
	Preferred Stock		Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock	Earnings	Total

Balance at June 30, 2024	-	$-	11,112,230	$1,110	$32,329,917	$-	$13,079,894	45,410,921
Stock issued for services	-	-	130,695	13	-	-	-	13
Stock reserved for future services	-	-	-	-	156,002	-	-	156,002
Net income	-	-	-	-	-	-	583,101	583,101
Balance at Sept 30, 2024	-	$-	11,242,925	$1,123	$32,485,919	$-	$13,662,995	$46,150,037

	For the Nine Months Ended Sept 30, 2024
	Preferred Stock		Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock	Earnings	Total

Balance at Dec 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$-	$10,662,993	42,621,867
Stock options exercised	-	-	5,000	1	20,149	-	-	20,150
Stock issued for services	-	-	130,695	13	-	-	-	13
Stock reserved for future services	-	-	-	-	508,005	-	-	508,005
Net income	-	-	-	-	-	-	3,000,002	3,000,002
Balance at Sept 30, 2024	-	$-	11,242,925	$1,123	$32,485,919	$-	$13,662,995	$46,150,037

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2024	2023

Cash flows from operating activities:
Net income (loss)	$3,000,002	$5,607,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	834,494	701,536
Right of use amortization	238,213	369,772
Reserve for RSU	508,003	-
Stock issued for service	12	342,475
Bad Debt Expense	(154,022)	-
Changes in operating assets and liabilities:
Accounts receivable, net	8,661,418	(11,131,628)
Inventory, net	(1,507,068)	(1,183,302)
Deferred taxes	132,151	(3,122,905)
Unbilled revenue	(1,149,314)	4,487,290
Prepaid expenses and other current assets	(979,345)	(779,538)
Other assets	-	174,791
Accounts payable and other accrued expenses	(4,737,781)	4,015,047
Lease liability	(249,614)	(392,103)
Deferred revenue	(1,927,880)	5,276,512
Net cash provided by operating activities	2,669,269	4,365,751

Cash flows from investing activities:
Purchase of intangible assets	-	-
Purchase of property and equipment	(1,692,249)	(512,249)
Net cash (used in) investing activities	(1,692,249)	(512,249)

Cash flows from financing activities:
Principal payments of debt	(178,559)	(177,824)
RSU issued	20,151	41,903
Net cash used in financing activities	(158,408)	(135,921)

Net increase in cash	818,612	3,717,581
Cash and restricted cash, beginning of period	18,849,843	13,483,597
Cash and restricted cash, end of period	$19,668,455	$17,201,178

Supplemental disclosure of cash flow information:
Interest Paid	$182,419	$-
Taxes Paid	5,315,442	-

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on September 30, 2024, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2023, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

Each contract states the transaction price. The contracts do not include variable consideration, significant financing components or non-cash consideration. The Company has elected to exclude sales and similar taxes from the measurement of the transaction price. The contract’s transaction price is allocated to the performance obligations based upon their stand-alone selling prices. Discounts on the stand-alone selling prices, if any, are allocated proportionately to each performance obligation.

Disaggregation of Revenue

Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and the following table illustrates the disaggregation disclosure by customer’s location and performance obligation.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30
	2024				2023
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	165,852	4,045,332	308,718	4,519,902	8,948	2,371,841	237,897	2,618,686
Extended Service-type warranties	23,528	1,307,200	25,060	1,355,788	16,994	1,187,333	15,883	1,220,210
Customized software and content	15,420	107,942	-	123,362	-	451,500	(70,200)	381,300
Installation and training	-	147,128	11,553	158,681	18,911	185,552	(5,056)	199,407
Licensing and royalties	-	-	-	-		-	-	-
Design & Prototyping	-	398,672	-	398,672	-	2,488,219	-	2,488,219
STEP	-	849,150	78,714	927,864	-	653,760	-	653,760
Total Revenue	204,800	6,855,424	424,045	7,484,269	44,853	7,338,205	178,524	7,561,582

	Nine Months Ended September 30
	2024				2023
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	378,204	9,784,028	2,064,812	12,227,044	571,856	13,247,789	3,745,692	17,565,337
Extended Service-type warranties	95,528	3,510,051	51,365	3,656,944	61,705	2,325,931	51,563	2,439,199
Customized software and content	15,420	390,475	82,500	488,395	24,300	736,251	(4,206)	756,345
Installation and training	4,196	541,158	23,367	568,721	59,175	589,386	256,773	905,334
Licensing and royalties	-	-	-	-	-	-	-	-
Design & Prototyping	-	1,845,580	-	1,845,580	-	3,726,982	-	3,726,982
STEP	-	2,769,309	97,714	2,867,023	-	2,524,981	7,242	2,532,223
Total Revenue	493,348	18,840,601	2,319,758	21,653,707	717,036	23,151,320	4,057,064	27,925,420

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Commercial customers include selling through prime contractors for military or law enforcement contracts domestically and until it becomes a larger portion of the revenue will include any healthcare sales. Government customers are defined as directly selling to government agencies. For the three months ended September 30, 2024, governmental customers comprised $6,855,424 or 91% of total net sales, commercial customers comprised $204,800 or 3% of total net sales and international customers comprised $424,045 or 6% of total net sales. By comparison, for the three months ended September 30, 2023, governmental customers comprised $7,338,205, or 97% of total net sales, commercial customers comprised $44,853 or 1% of total net sales and international customers comprised $178,524, or 2% of total net sales. For the nine months ended September 30, 2024, governmental customers comprised $18,840,601 or 87% of total net sales, commercial customers comprised $493,348 or 2% of total net sales and international customers comprised $2,319,758 or 11% of total net sales. By comparison, for the nine months ended September 30, 2023, governmental customers comprised $23,151,320 or 82% of total net sales, commercial customers comprised $717,036 or 3% of total net sales and international customers comprised $4,057,064, or 15% of total net sales. For the nine months ended September 30, 2024, and 2023, the Company recorded $2,867,023 and $2,532,223, respectively, in STEP revenue, or 13% and 9%, respectively, of total   net sales.

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $3,017,347 and $4,047,269 on September 30, 2024, and December 31, 2023, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy. The decrease in deferred revenue from December was due to the Company converting the deposits into revenue as we delivered on our obligations.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $1,719,336 and $2,627,763 as of September 30, 2024, and December 31, 2023, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,930,779 and $2,974,710 as of September 30, 2024, and December 31, 2023, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $295,000 and $354,000 as of September 30, 2024, and December 31, 2023, respectively. We did see a change in the amount of warranty repairs, due to new quality controls and equipment, so we were able to decrease our warranty liability. During the nine months ended September 30, 2024, and 2023, the Company recognized revenue of $3,656,944 and $2,439,199, respectively, related to the extended service-type warranties that was amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $19,168,455 and $18,349,842 as of September 30, 2024, and December 31, 2023, respectively.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2024, the Company had three customers that accounted for 30%, 14%, and 11% respectively, of total accounts receivable. As of December 31, 2023, the Company had customers that accounted for 28% and 14% of total accounts receivable.

As of September 30, 2024, the Company had two suppliers that accounted for 16% and 11% of the total accounts payable.

For the three months ended September 30, 2024, and 2023, the Company had a customer that accounted for 10% of total revenue and one customer that accounted for 16% of total revenue, respectively. For the nine months ending Sept 30, 2024 no single customer exceeded 10%

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended September 30
	2024	2023
Net Income (Loss)	583,101	1,634,790
Weighted average common stock outstanding	11,175,882	10,934,962
Incremental shares from stock options	-	7,547
Weighted average common stock outstanding, diluted	11,175,882	10,942,509

Net Income (Loss) per common share and common equivalent share
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

	Nine Months Ended September 30
	2024	2023
Net Income (Loss)	3,000,002	5,607,804
Weighted average common stock outstanding	10,982,083	10,924,486
Incremental shares from stock options	-	4,669
Weighted average common stock outstanding, diluted	10,982,083	10,929,155

Net Income (Loss) per common share and common equivalent share
Basic	0.27	0.51
Diluted	0.27	0.51

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2. Inventory

Inventory consisted of the following as of:

	September 30, 2024	December 31, 2023

Raw materials, WIP, finished goods and Materials being inspected	14,366,958	12,834,368
Reserve	(455,010)	(429,488)

Total Inventory	13,911,948	12,404,880

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2024	December 31, 2023
Land	1,778,987	1,778,987
Building & Building Improvements	11,509,613	9,146,556
Computer equipment	1,291,582	1,233,989
Furniture and office equipment	308,002	295,208
Machinery and equipment	4,366,452	2,865,014
STEP equipment	2,451,916	2,241,291
Leasehold improvements	358,584	358,584
Construction in Progress	3,000	2,456,259

Total property and equipment	22,068,136	20,375,888
Less: Accumulated depreciation and amortization	(5,716,703)	(4,888,876)

Property and equipment, net	16,351,433	15,487,012

Depreciation expenses, including STEP depreciation, were $827,828 and $682,784 for the nine months ended September 30, 2024, and 2023, respectively.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4. Intangible Assets

Intangible asset consisted of the following as of:

	September 30, 2024	December 31, 2023
Patents	160,000	160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	83,963	83,963

Total intangible assets	695,207	695,207
Less accumulated amortization	(134,334)	(127,667)

Intangible assets, net	560,873	567,540

Amortization expense was $6,667 and $18,752 for the nine months ended September 30, 2024, and 2023, respectively.

Note 5. Leases

The Company leases approximately 37,729 rentable square feet of office and warehouse space from an unaffiliated third party for our former corporate office, manufacturing, assembly, warehouse, and shipping facility located at 7970 South Kyrene Road, Tempe, Arizona 85284. From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th Street, Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the 5th Street location to 7910 South Kyrene Road, located within the same business complex as our main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 2024. On June 1, 2022, we entered a new lease of approximately 9,350 square feet located at 12301 Challenger Parkway, Orlando, Florida, from an unaffiliated third party through May 2027.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Based on the requirements to move and leave the building in compliance with the company’s lease term, VirTra chose to use the holdover option in the lease agreement for the period of one additional month. The cost of this was split with the subtenant, this extended the lease through May 31, 2024, at which time VirTra entirely vacated the property.

The balance sheet classification of lease assets and liabilities as of September 30, 2024 are as follows:

Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets, December 31, 2023	$716,687	$1,212,814
Amortization for the nine months ended September 30, 2024 and Year ending 2023	$(238,213)	$(496,127)
Total operating lease right-of-use asset, September 30, 2024	$478,474	$716,687
Liabilities
Current
Operating lease liability, short-term	$192,294	$317,840
Non-current
Operating lease liability, long-term	$308,109	$432,176
Total lease liabilities	$500,403	$750,016

NON-Cancelable operating leases

2024	$48,350
2025	$192,196
2026	$196,311
2027	$99,381

Total Lease Payments	$536,238
Less: imputed interest	$(35,835)
Operating Lease Liability	$500,403

Rent expenses for the nine months ended September 30, 2024, and 2023 were $382,162 and $444,343, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	September 30, 2024	December 31, 2023
Salaries and wages payable	333,934	457,565
Employee benefits payable	17,444	54,811
Accrued paid time off (PTO)	337,517	361,418
Profit sharing payable	1,217,407	1,347,622

Total accrued compensation and related costs	1,906,302	2,221,416

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2024	December 31, 2023
Manufacturer’s warranties	295,000	354,000
Taxes payable	87,981	$3,411,669
Miscellaneous payable	325,971	204,890

Total accrued expenses and other current liabilities	708,952	3,970,559

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7. Notes Payable

On August 25, 2021, the Company completed the purchase of real property located in Chandler, Arizona (the “Property”) for $10,800,000 paid with cash and proceeds from a mortgage loan from Arizona Bank & Trust in the amount of $8,600,000. The loan terms include interest to be accrued at a fixed rate of 3% per year, 119 regular monthly payments of $40,978, and one irregular payment of $5,956,538 due on the maturity date of August 23, 2031. The Company began making monthly payments on September 23, 2021. The payment and performance of the loan is secured by a security interest in the property acquired.

	September 30, 2024	December 31, 2023

Short-term liabilities
Notes payable, principal	219,896	222,320
Accrued interest to date	10,928	4,035

Notes Payable, short-term	230,824	226,355

Long-term liabilities
Notes payable, principal	7,629,800	7,813,021

Notes payable, long term	7,629,800	7,813,021

Note 8. Related Party Transactions

During the nine months ended September 30, 2024, one Board member purchased 5,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), pursuant to the exercise of previously awarded stock options at the exercise price of $10,750 during the three months ended March 31, 2024 and $9,400 during the three months ended June 30, 2024.

During the nine months ended September 30, 2024, the Company redeemed 10,000 previously awarded stock options nearing expiration, which resulted in $59,600 in additional compensation expense.

During the nine months ended September 30, 2023, one Board member and the Company’s Executive Chairman (then Co-CEO) purchased a total of 12,500 shares of Common Stock, pursuant to the exercise of previously awarded stock options at the exercise price of $41,902. Also, during the nine months ended September 30, 2023, the Company redeemed 10,000 previously award stock options nearing expiration from the Company’s then Co-CEO, which resulted in a total of $21,150 in additional compensation expense.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On December 1, 2022, the Company granted a total of 15,000 RSUs to its Chief Financial Officer, which can be awarded based on achievement of performance goals over the next three years. On August 29, 2024 the board of Directors increased the numbers of share eligible for the CFO to receive from 5,000 this year to 10,000 on the CFO’s vesting on the CFO’s anniversary date of December 1, 2024 On January 1, 2023, the Company issued 42,735 RSUs to a new member of the Board of Directors which can be awarded only upon a sale of the Company.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining period. The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2024, was $4,564,459 and therefore awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,630 (prior to the deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and CEO, respectively. Based on the vesting terms described above and a net profit (net income under GAAP) for the twelve months ending June 30, 2024, of $6,846,750, the Company awarded 118,519 (prior to deduction of 46,367 shares to pay the tax withholding liability) shares of Common Stock to its CEO.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the nine months ended September 30, 2024, and 2023, $500,000 and $450,000 was expensed to operations for profit sharing.

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

	September 30,2024		December 31, 2023
	Number of Stock Options	Weighted Exercise Price	Number of Stock Options	Weighted Exercise Price
Options outstanding, beginning of year	15,000	$4.03	45,000	$4.26
Granted	-	-	-	-
Redeemed	(10,000)	3.76	(15,000)	5.09
Exercised	(5,000)	3.76	(15,000)	3.66
Expired / terminated	-	-	-	-
Options outstanding, end of period	-	$-	15,000	$4.03
Options exercisable, end of period	-	$-	15,000	$4.03

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company did not have any non-vested stock options outstanding as of September 30, 2024, and December 31, 2023. The weighted average contractual term for options outstanding and exercisable on September 30, 2024, and 2023 was 0 years. The aggregate intrinsic value of the options outstanding and exercisable on September 30, 2024, and 2023 was $-0- and $34,425 respectively. For the three months ended September 30, 2024, and 2023, the Company received payments related to the exercise of options in the amount of $-0- and $14,700, respectively. For the nine months ended September 30, 2024, and 2023, the Company received $20,150 and $41,902, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value.

2017 Equity Incentive Plan

Through September 30, 2024, 224,133 and 288,889 restricted stock units (RSUs) have been granted under the Equity Plan to the Company’s former Executive Chairman and CEO, respectively, of which 17,753 and 288,889 shares were issued in settlement of such RSUs. Also, 10,543 and 14,057 restricted shares were issued to the Company’s former COO and former Executive Chairman.

Common stock activity

During the three months ended September 30, 2024, the Company settled performance-based restricted stock units that had been granted to its CEO by issuing him 72,152 shares (46,367 shares withheld for taxes), net of tax withholding liability, valued at $484,861. The Company had achieved net profit for the twelve months ended June 30, 2024, of at least $6,500,000. The Company also issued 58,543 shares to its former Executive Chairman, valued at $487,663.

Note 11. Subsequent Events

In October 2024, two directors were issued an aggregate of 8,500 shares of Common Stock for their services as directors during the previous twelve months.

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

Results of operations for the three and nine months ended September 30, 2024, and September 30, 2023

Revenues. Net sales were $7,484,269 for the three months ended September 30, 2024, compared to $7,561,582 for the same period in 2023, a decrease of $77,313 or 1%. Net sales were $21,653,707 for the nine months ended September 30, 2024, compared to $27,925,420 for the same period in 2023, a decrease of $6,271,713, or 22%. The decrease in revenue can be attributed to the smaller amount of bookings in the prior 3 quarters due to the temporary funding measures taken by the federal government that delayed many of our contracts as well as the time it takes for the rebuilding of our sales team.

Cost of Sales. Cost of sales were $1,986,296 for the three months ended September 30, 2024, compared to $2,175,508 for the same period in 2023, a decrease of $189,212, or 9%. Cost of sales were $5,168,978 for the nine months ended September 30, 2024, compared to $9,669,708, or a 47% decrease. The dollar decrease for the three-month ending period correlates with the lower revenues for the current quarter compared to last year which equates to lower COGS. In addition, 31% of our 3-month ending September 30, 2024 revenue is derived from STEP and Service contracts that have limited COGS. For the nine-month ending lower dollars and percentage is related to a reclassification of COGS labor related to our development projects. This expense will be reflected in the income statement when we have the corresponding matching revenue.

Gross Profit. Gross profit was $5,497,973 for the three months ended September 30, 2024, compared to $5,386,074 for the same period in 2023, an increase of $111,899, or 2%. Gross profit was $16,484,729 for the nine months ended September 30, 2024 compared to $18,255,712 for the same period in 2023, a decrease of $1,770,983, or 10%. The gross profit margin for the three months ended September 30, 2024, and 2023 was 73% and 71%, respectively. The gross profit margin was 76% for the nine months ended September 30, 2024, and 65% for the same period in 2023. This is solely driven by the decrease in Cost of Sales as stated above.

Operating Expenses. Net operating expense was $4,742,341 for the three months ended September 30, 2024, compared to $3,716,463 for the same period in 2023, an increase of $1,025,878, or 28%. Net operating expense was $13,199,337 for the nine months ended September 30, 2024 compared to $11,186,189 for the same period in 2023, an increase of $2,013,148, or 18%. This increase for both the 3 month and 9 month ending periods come from payroll and benefits as labor rates increase and as we bring on higher level staff to help build infrastructure for the future. Along with the additional taxes associated with the RSU payments for both the Chairman of the board as well as the CEO in the third quarter. a major factor this year has been and increase in IT expenses to help prepare the organization for regulatory compliance. Travel expenses increased year-over-year as we seek to expand our footprint in our sales territories including the international market which requires additional travel.

Operating Income. Operating income was $755,632 for the three months ended September 30, 2024, compared to operating income of $1,669,611 for the same period in 2023, a decrease of $913,979 or 55%. Operating income was $3,285,392 for the nine months ended September 30, 2024, compared to $7,069,523 for the same period in 2023, a decrease of $3,784,131, or 54%.

Other Income. Other income net of other expense was $35,469 for the three months ended September 30, 2024, compared to net other income of $209,495 for the same period in 2023, a decrease of $174,026, or 83%, primarily from the ending of the sub lease in Chandler Az. Other income net of other expense was $521,610 for the nine months ended September 30, 2024, compared to other income net of other expense of $401,431, an increase of $120,179, or 30%, primarily from interest income and a gain on the sale of the older machine shop equipment.

Provision (Benefit) for Income Tax. Provision for income tax was $208,000 for the three months ended September 30, 2024, compared to $244,316 for the same period in 2023, a decrease of $36,316, or 15%. Provision for income tax was $807,000 for the nine months ended September 30, 2024, compared to $1,863,150 for the same period in 2023, a decrease of $1,056,150, or 57%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $583,101 for the three months ended September 30, 2024, compared to net income of $1,634,790 for the same period in 2023, a decrease of $1,051,689 or 64%. Net income was $3,000,002 for the nine months ended September 30, 2024, compared to $5,607,804 for the same period in 2023, a decrease of $2,607,802, or 47%. The fluctuations in net income relate to each respective section discussed above.

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

	For the Three Months Ended				For the Nine Months Ended
	Sept 30,	Sept 30,	Increase	%	Sept 30,	Sept 30,	Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change

Net Income (Loss)	$583,101	$1,634,790	$(1,051,689)	-64%	$3,000,002	$5,607,804	$(2,607,802)	-47%
Adjustments:
Provision for income taxes	208,000	244,316	(36,316)	-15%	807,000	1,863,150	(1,056,150)	-57%
Depreciation and amortization	308,924	121,054	187,870	155%	834,494	602,535	231,959	38%
Interest (net)	(55,919)	23,957	(79,876)	-333%	(144,876)	133,377	(278,253)	-209%
EBITDA	$1,044,106	$2,024,117	(980,011)	-48%	$4,496,620	$8,206,866	(3,710,246)	-45%
Right of use amortization	38,720	843,042	(804,322)		238,213	1,209,397	(971,184)

Adjusted EBITDA	$1,082,826	$2,867,159	$(1,784,333)	-62%	$4,734,833	$9,416,263	$(4,681,430)	-50%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $19,668,455 and $18,849,842 of cash and cash equivalents as of September 30, 2024, and December 31, 2023, respectively. Working capital was $35,984,477 and $33,240,516 as of September 30, 2024, and December 31, 2023, respectively.

Net cash provided by operating activities was $2,669,269 and $4,365,751 for the nine months ended September 30, 2024, and 2023, respectively. Net cash provided by operating activities resulted primarily from for the change in contract terms to collect deposits and the decrease in AR as we have improved collection efforts.

Net cash used in investing activities was $1,692,249 for the nine months ended September 30, 2024, compared to net cash used in investing activities of $512,249 for the nine months ended September 30, 2023. Investing activities in 2024 and 2023 consisted of purchases of property and equipment, specifically the new equipment in the machine shop.

Net cash used in financing activities was $158,408 for the nine months ended September 30, 2024, compared to $93,194 used in the nine months ended September 30, 2023. In both periods, cash was used primarily for principal payment of debt offset by the proceeds from the issuance of RSUs.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $8.9 million in the three months ending September 30, 2024 and $17.7 million for the nine months ended September 30, 2024. The Company defines backlog as the accumulation of bookings that have not started or are uncompleted performance objectives and cannot be recognized as revenue until delivered in a future quarter. Backlog also includes extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2024, the Company’s backlog was $15.2 million. The breakout of this backlog includes $7 million in capital, $6.2 million in service and warranties, and $2 million in STEP contracts. Warranties/Service and STEP backlog calculated in this number is revenue that will be recognized on a straight-line basis over the next 7 years. In addition, there is an estimated potential of $5.8 million in renewable STEP contracts over the next 5 years. A note to the renewable STEP number as it will begin to come down as we are only writing 3-year agreements and any additional years with be subject to new negotiations we will no longer report the full 5 years as potentially renewable. This is no way an indication that those contracts would not extend past the three years we are only being cautious with our estimates.  Management estimates the majority of the new capital bookings received in the first nine months of 2024 will be converted to revenue in 2024. Management estimates the conversion of backlog based on current contract delivery dates; however, contract terms and dates are subject to modification and are routinely changed at the request of the customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. Management believes that there have been no changes in our critical accounting policies during the nine months ended September 30, 2024.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended September 30, 2024, and continuing into 2025, we are implementing more formal review and documentation of workflow processes and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(c)	None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: November 12, 2024	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

