Form 10-K
period 2024-12-31
VirTra, Inc
filed 2025-03-27
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2024, was approximately $79,606,037.

As of March 24, 2025, the registrant had 11,260,209 outstanding shares of common stock.

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

The VirTra firearms training simulator allows marksmanship and realistic scenario-based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, safety officers, or a scenario-based training site. We have developed a higher standard in simulation training including capabilities such as: multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful gas-powered simulated recoil weapons, and more. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and remediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

Business Strategy

We have two main customer groups, namely, law enforcement, and military. These are different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulator sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new products and/or service offerings for the purpose of widening the number of customer types who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our Company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services, as well as to continue incremental improvements to existing product lines. In some cases, the Company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practice is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	VirTra’s Red Dot Optic Training, a 4-hour nationally-certified course developed with Victory First and Aimpoint, equips law enforcement officers with the skills to transition from iron sights to pistol-mounted red dot sights through 21 practical drills. Part of the V-VICTA program, it enhances accuracy and target acquisition while addressing optic failures, offered free to VirTra customers with an annual service agreement

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms courseware proven to be highly effective for users of VirTra simulation products.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons. These drop-in conversion kits fit into real weapons but safely simulate the most powerful recoil on the market and even lock-back when out-of-ammunition or simulating a dud. True-Fire™ is a patented solution that uniquely empowers VirTra customers with such reliable and accurate firing events so they can perform simulator-based weapon qualification and courses of fire (COF). During 2022, VirTra’s engineering team further enhanced True-Fire™ technology with new patent pending features. In addition, VirTra has formulated the unique ArmorGen(TM) coating to certain recoil kit parts to increase durability and reduce maintenance requirements beyond any other coating we have tested.

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	VirTra has installed a volumetric video capture studio in order to create training scenarios that could work in either screen-based simulators or headset-based simulators. Volumetric video realism far exceeds that of computer-generated avatars which likely gives VirTra a strategic advantage for highly desired de-escalation training, especially when simulating human interaction is required. By using this studio, along with outside filming, we are able to offer customers the ability to purchase custom scenarios to meet their specific needs.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

●	V-XR is an extended reality headset-based training solution. It comes ready to use out of the box with two headsets, a trainer tablet, charging stations, a router, a casting device, and cables in a portable hard case, with a 3-year manufacturer’s warranty.

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

Our patent portfolio includes seven issued U.S. patents, which expire between 2025 and 2037. In 2019, VirTra completed an Asset Purchase Agreement with Tiberius Technology, LLC, that included purchase of a patent and two pending patents. All patent ownership was transferred effective March 13, 2019, and the two pending patents were issued as patents. In 2022, we submitted patent applications that will remain confidential until awarded or will remain confidential if not awarded or abandoned.

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

Research and Development

During the years ended December 31, 2024, and 2023, our research and product development expenses were $3,003,302 and $2,794,314, respectively.

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

Employees

As of March 18, 2025, we employed 111 full-time employees. We maintain a satisfactory working relationship with our employees

Operations

Our operations are conducted from our principal executive office in Chandler, Arizona. In 2022 we opened a facility in Orlando, Florida to support east coast operations. We do not currently have any employees internationally; however, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2024, we have performed sales contracts and warranty service obligations in the U.S. and various foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a vetted customer located in the foreign country, a vetted foreign distributor, a foreign government agency, or pursuant to a contract between our Company and a U.S. government agency (such as the U.S. Department of State). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within the particular country.

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

Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products and repeat failures could carry more significant penalties. Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products could have a material adverse effect on our competitive position, results of operations, cash flow, or financial condition.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. Federal, state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2024. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

U.S. regulations concerning export controls require us to screen potential customers, destinations, and technology to ensure that sensitive equipment, technology and services are not exported in violation of U.S. policy or diverted to improper uses or users. For us to export certain products, technical data or services, we are required to obtain licenses from the U.S. government, often on a transaction-by-transaction basis. These licenses are generally required for the export of military versions of our products and technical data and for defense services. We cannot be sure of our ability to obtain the U.S. government licenses or other approvals required to export our products, technical data and services for sales to foreign governments, foreign commercial customers or foreign destinations.

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

Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors. This damage or disruption could result from execution issues, as well as factors that are hard to predict or are beyond our control, such as product or raw material scarcity, adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes, cybersecurity breaches, government shutdowns, disruptions in logistics, supplier capacity constraints or other events. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, may adversely affect our business or financial results, particularly in circumstances when a product is sourced from a single supplier or location. Disputes with significant suppliers, contract manufacturers, logistics service providers or independent distributors, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. We are actively monitoring economic instability and its potential impact on our supply chain and operations.

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

Companies engaged in the sales of products are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot guarantee that we are not infringing or violating any third-party intellectual property rights.

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

We rely upon the accumulated knowledge, skills and experience of our executive officers and significant employees. Our Chief Executive Officer, John Givens, has unique expertise and long-standing relationships in the military simulation market that could have a material impact on our Company’s future. If he were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our financial results. We also do not maintain any key man life insurance policies for any of our employees.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 11,260,209 shares of our Common Stock outstanding as of March 24, 2025, 7,500 shares are restricted subject to Rule 144 with the remaining shares tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. Although the size and scope of our operations is limited compared to larger global operations, we are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, financial condition, and results of operations. In that regard, we have increased our investment in information systems by hiring a Director of Technology in 2024 to replace limited outsourced services previously utilized and bolstered our IT department with other hires.  In 2024 we evaluated and implemented top tier security enhancements across company data systems in the form of new virus, malware, and ransomware protections, SEIM, email and systems security protections, improved systems management, and email/phishing security training for staff.  Additionally completing National Institute of Standards and Technology (NIST) 800-171a enclave assessment and requirements.  We are currently working towards CMMC certification and expect to be ready for a third-party assessment sometime during the 2025 fiscal year.

Our Management Leadership Team, with oversight from the Board of Directors, plans to further implement a comprehensive cybersecurity program, including incident response process, aligned with the NIST Cybersecurity Framework and NIST Computer Security Incident Handling Guide (NIST SP 800-61) to assess, identify, address and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

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

We anticipate that our Board, in coordination with the Audit Committee, will oversee the Company’s enterprise risks arising from cybersecurity threats and will periodically review the measures we have implemented to identify and mitigate data protection and cybersecurity risks. We have a NIST enclave Cybersecurity Incident Response Plan (“CSIRP”), but do not currently have a company-wide CSIRP to provide the organizational and operational structure, processes, and procedures for investigating, containing, documenting and mitigating cybersecurity incidents. We expect to further implement a risk-based approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also further implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary, and other types of information. Despite improved data protections and efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to fully protect all information systems from all evolving threats.  Such incidents may lead to reputational harm, loss of goodwill, revenue and customer loss, legal actions, and statutory penalties, among other consequences. While we have not experienced any material cybersecurity incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents.

ITEM 2. PROPERTIES.

On August 25, 2021, we purchased an industrial building of approximately 76,650 square feet situated on approximately 4.3 acres at 295 East Corporate Place in Chandler, Arizona. We believe that this building allows for our expected growth in simulator development and production, recoil kit development and production, training content creation as well as administrative, customer and technology support as we plan to scale, in addition to providing a larger and centralized facility to enhance efficiency. In addition to the centralization we were also able to convert the additional space to a dedicated training and demo space. This allows us to offer onsite training in the use of our systems and allows us to do remote demos of our systems to our harder to reach departments.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.”

Holders of Common Stock

As of March 24, 2025, 11,260,209 shares of our Common Stock were outstanding and held by approximately 36 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

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

VirTra’s Red Dot Optic Training, a 4-hour nationally-certified course developed with Victory First and Aimpoint, equips law enforcement officers with the skills to transition from iron sights to pistol-mounted red dot sights through 21 practical drills. Part of the V-VICTA program, it enhances accuracy and target acquisition while addressing optic failures, offered free to VirTra customers with an annual service agreement

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

Results of operations for the years ended December 31, 2024, and December 31, 2023

Revenues. Revenues were $26,350,819 for the year ended December 31, 2024, compared to $38,791,337 for the same period in 2023, representing a decrease of $12,440,518 or 32%. The decrease was primarily the result of a challenging booking year in a continuing resolution environment which started at the beginning of 2024. This delayed the signing of multiple contracts until Q3 and mainly Q4 2024, As a result, we were unable to convert these bookings to revenue by the end of the year. Also contributing to the decrease was a particularly large contract in 2023, for which revenues of approximately $7.1 million were recognized. This contract is ongoing, but only $2.8 million of this contract was recognized in 2024.

Cost of Sales. Cost of sales were $6,938,304 for the year ended December 31, 2024, compared to $11,378,264 for the same period in 2023, representing a decrease of $4,439,960 or 39%. The year-over-year decrease was due to lower revenues.

Gross Profit. Gross profit was $19,412,515 for the year ended December 31, 2024, compared to $27,413,073 for the same period in 2023, representing a decrease of $8,000,558 or 29%. The gross profit margin was 74% for the year ended December 31, 2024, and 71% for the same period in 2023. The gross profit decrease was mainly due to the decrease in revenue. The Company, however, was able to slightly increase its margins as it continues to optimize its processes.

Operating Expenses. Net operating expense was $17,416,184 for the year ended December 31, 2024, compared to $17,029,508 for the same period in 2023, representing an increase of $386,676, or 2%, with general and administrative expenses increasing by $177,688 or 1% and research and development expenses increasing by $208,988 or 7%. The increase in general and administrative expenses was driven by an increase in travel costs, IT infrastructure to prep VirTra for NIST compliance, and increased labor costs. R&D costs increased as VirTra continues to improve its systems, processes and tools as to remain competitive in its space.

Other Income. Other net income was $254,636 for the year ended December 31, 2024, compared to other income of $586,082 for the same period in 2023, representing a decrease of $331,446. This decrease is due to seven fewer months of rental income, partially offset by an increase in interest income.

Income Tax Expense. Income tax expense was $887,286 for the year ended December 31, 2024, compared to an expense of $1,818,812 for the same period in 2023, representing a decrease in expense of $931,526 or 51%.

Net Income. Net income was $1,363,681 for the year ended December 31, 2024, compared to $9,150,835 for the same period in 2023, representing a decrease of $7,787,154 or 85%. All the factors above played a role in the net result, with our main issue being the revenue year over year decrease. We continue to improve our margins, which offset some of the decrease in revenues.

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

	For the Year Ended
	Dec 31,	Dec 31, 2023	Increase	%
	2024	(Restated)	(Decrease)	Change

Net Income (Loss)	$1,363,681	$9,150,835	$(7,787,154)	-85%
Adjustments:
Provision for income taxes	887,286	1,818,812	$(931,526)	-51%
Depreciation and amortization	1,136,812	928,545	$208,267	22%
Interest (net)	(182,018)	(20,440)	$(161,578)	790%
EBITDA	$3,205,761	$11,877,752	$(8,671,991)	-73%
Right of use amortization	(279,592)	496,127	$(775,719)

Adjusted EBITDA	$2,926,169	$12,373,879	$(9,447,710)	-76%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $18,040,827 and $18,849,842 of cash and cash equivalents as of December 31, 2024 and 2023, respectively. Working capital was $34,826,680 and $33,988,492 as of December 31, 2024 and 2023, respectively.

Net cash provided by operating activities was $1,257,266 for the year ended December 31, 2024, as compared to $6,682,616 of cash provided by operating activities for the year ended December 31, 2023. The decrease in cash provided by operating activities was mostly due to the lower net income.

Net cash used in investing activities was $1,845,572 for the year ended December 31, 2024, and net cash used by investing activities was $1,128,187 for the year ended December 31, 2023. Investing activities for both years consisted of increases to property, plant and equipment, through the addition of the machine shop in 2024 and remodeling the Chandler office and opening a training center in 2023.

Net cash used in financing activities was $220,709 for the year ended December 31, 2024, as compared to $188,184 used in financing activities for the year ended December 31, 2023. Financing activities in both years consisted of principal payments of debt, offset by proceeds from the exercise of stock options.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $12.2 million for the three months ended December 31, 2024. This brings the total booking for the year ended 2024 to $29.6 million. The Company has made one change to the booking qualifications. We have strengthened the language in the STEP contract Terms and Conditions to guarantee the agreement for the full three-year term. This means beginning in Q4 we had 8 STEP contracts with the full contract 3-year value recorded as bookings amounting to an additional $1.9 million. This change also secures future revenue and lowers our risk of unsigned or cancelled contracts. Since the change was only made in Q4 we still estimate, there are $5.3 million in renewable STEP contract options still outstanding, based on current renewal rates the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of December 31, 2024, the Company’s backlog was $10.6 million in Capital, $6.6 million in Service and $4.8 million in STEP for a total of $22 million.

Management estimates the majority of the new bookings received in the fourth quarter of 2024 will be converted to revenue in 2025. Management’s estimate for the conversion of backlog is based on current contract delivery dates, however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

With a new federal administration in place at the beginning of 2025, it is unknown what impact that will have on our bookings for 2025. Budget cuts have been discussed and we have seen some grants and other federal funding frozen for most of the first quarter, but nothing definitive has occurred as of the date of this report.

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

Basis of Presentation and Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases the estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For any given individual estimate or assumption, we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, Allowance for Credit Losses, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. Actual results could differ significantly from those estimates.

Allowance for Credit Losses

The Company only ships products when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. The assessment of a customer’s creditworthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. The Company has decided to take a more conservative approach to the bad debt reserve by calculating a percentage of all outstanding AR and updating the reserve quarterly based-on the age of the accounts receivable.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VirTra, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $26.4 million in revenue during the year ended December 31, 2024. As discussed in Note 1 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations and result in multiple revenue streams. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

Auditing management’s assumptions and judgments can be complex, involves judgment, and requires a thorough understanding of the Company’s various revenue streams.

How We Addressed the Matter in Our Audit:

We obtained and reviewed documentation to support the revenue recognition criteria. We tested performance obligations by reviewing the underlying contracts, evaluating management’s determination of the method and timing of measuring revenue, and testing management’s allocation of revenue to the performance obligations.

Haynie & Company

Salt Lake City, Utah

March 27, 2025

PCA0B #457

We have served as the Company’s auditor since 2022.

VIRTRA, INC.

BALANCE SHEETS

	December 31,
	2024	2023
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,040,827	$18,849,842
Accounts receivable, net	8,005,452	16,472,123
Inventory, net	14,583,400	12,404,880
Unbilled revenue	2,570,441	1,109,616
Prepaid expenses and other current assets	1,273,115	906,803
Total current assets	44,473,235	49,743,264

Long-term assets:
Property and equipment, net	16,204,663	15,487,013
Operating lease right-of-use asset, net	437,095	716,687
Intangible assets, net	558,651	567,540
Security deposits, long-term	35,691	35,691
Other assets, long-term	148,177	201,670
Deferred tax asset, net	3,595,574	3,630,154
Total long-term assets	20,979,851	20,638,755

Total assets	$65,453,086	$70,382,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957,384	$2,282,427
Accrued compensation and related costs	1,253,544	2,221,416
Accrued expenses and other current liabilities	657,114	3,970,559
Note payable, current	230,787	226,355
Operating lease liability, short-term	192,410	317,840
Deferred revenue, short-term	6,355,316	6,736,175

Total current liabilities	9,646,555	15,754,772

Long-term liabilities:
Deferred revenue, long-term	2,282,996	3,012,206
Note payable, long-term	7,567,536	7,813,021
Operating lease liability, long-term	265,111	432,176

Total long-term liabilities	10,115,643	11,257,403

Total liabilities	19,762,198	27,012,175

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized;11,255,709 shares and 11,107,230 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,125	1,109
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	32,915,112	31,957,765
Retained earnings	12,774,651	11,410,970

Total stockholders’ equity	45,690,888	43,369,844

Total liabilities and stockholders’ equity	$65,453,086	$70,382,019

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,	December 31,
	2024	2023
		(Restated)
Revenues:
Net sales	$26,350,819	$38,791,337
Total revenue	26,350,819	38,791,337

Cost of sales	6,938,304	11,378,264

Gross profit	19,412,515	27,413,073

Operating expenses:
General and administrative	14,412,882	14,235,194
Research and development	3,003,302	2,794,314

Net operating expense	17,416,184	17,029,508

Income from operations	1,996,331	10,383,565

Other income (expense):
Other income	829,618	888,464
Other (expense) income	(574,982)	(302,382)

Net other income	254,636	586,082

Income before provision for income taxes	2,250,967	10,969,647

Provision for income taxes	887,286	1,818,812

Net income	$1,363,681	$9,150,835

Net income per common share:
Basic	$0.12	$0.85
Diluted	$0.12	$0.85

Weighted average shares outstanding:
Basic	11,162,917	10,958,448
Diluted	11,162,917	10,963,477

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2024 and 2023

	For the Year ending 2023 (Restated)
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at Dec 31, 2022	-	$-	10,900,759	$1,089	$31,420,395	$-	$2,260,135	$33,681,619
Stock options exercised	-	-	15,000	1	54,899	-	-	54,900
RSUs Issued (stock for services)	-	-	175,456	18	-	-	-	18
Stock options repurchased	-	-	-	-	-	-	-	-
Stock issued for services	-	-	16,015	1	74,999	-	-	75,000
Stock reserved for future services	-	-	-	-	407,472	-	-	407,472
Net income	-	-	-	-	-	-	9,150,835	9,150,835
Balance at Dec 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$-	$11,410,970	$43,369,844

	For the Year ending 2024
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at Dec 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$-	$11,410,970	$43,369,844
Stock options exercised	-	-	5,000	3	20,150	-	-	20,153
RSUs Issued (stock for services)	-	-	143,479	13	-	-	-	13
Stock options repurchased	-	-	-	-	-	-	-	-
Stock issued for services	-	-		-	-	-	-	-
Stock reserved for future services	-	-	-	-	937,197	-	-	937,197
Net income	-	-	-	-	-	-	1,363,681	1,363,681
Balance at Dec 31, 2024	-	$-	11,255,709	$1,125	$32,915,112	$-	$12,774,651	$45,690,888

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2024	2023
		(Restated)
Cash flows from operating activities:
Net income	$1,363,681	$9,150,835
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,136,812	928,545
Right of use amortization	279,592	496,127
Bad debt expense	(166,640)	308,657
Employee stock compensation	777,093	75,037
Stock reserves for future services	160,104	407,453
Changes in operating assets and liabilities:
Accounts receivable, net	8,633,309	(13,777,894)
Inventory, net	(2,178,520)	(2,812,552)
Deferred taxes	34,580	(1,391,392)
Unbilled revenue	(1,460,825)	6,376,375
Prepaid expenses and other current assets	(366,313)	(375,753)
Other assets	53,493	174,791
Accounts payable and other accrued expenses	(5,606,536)	3,810,157
Operating lease right of use	(292,495)	(527,690)
Deferred revenue	(1,110,069)	3,839,920
Net cash provided by operating activities	1,257,266	6,682,616

Cash flows from investing activities:
Purchase of intangible assets	-	-
Purchase of property and equipment	(1,845,572)	(1,128,187)
Net cash used in investing activities	(1,845,572)	(1,128,187)

Cash flows from financing activities:
Principal payments of debt	(240,862)	(243,084)
Stock issued for options exercised	20,153	54,900
Net cash used in financing activities	(220,709)	(188,184)

Net increase (decrease) in cash	(809,015)	5,366,245
Cash and restricted cash, beginning of period	18,849,842	13,483,597
Cash and restricted cash, end of period	$18,040,827	$18,849,842

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$5,505,793	$-
Interest paid	$241,838	$248,653

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for credit losses and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets and intangible assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers.

Restatement of year over year revenue numbers

During the audit of the 2024 financial statements, it was discovered that due to issues in the implementation of new accounting software, a revenue line was missing in 2023. This occurred when a deposit from a 2021 customer was not accurately entered into the 2021 initial launch of Epicor. $747,977 of revenue was recorded in the first quarter of 2024 instead of in 2023. Had this been properly recorded, revenue would have been 2% higher and net income would have been 9% higher in 2023. Cost of goods related to this unrecorded revenue had already been recorded in 2023; accordingly, all of the unrecorded revenue increased net income. We do not believe this would have made a significant impact to investment decisions with respect to our stock as we already had a significant increase in revenues and net income over 2022. This 9% increase in net income would not have made a material impact. We also believe that because this is a year over year issue and does not change the 2024 fiscal year ending stockholders’ equity, it does not warrant a full restatement and reissuance of the prior period financial statements. See topside adjustments below:

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	12/31/2024 prior to adjustment	Topside adjustment	12/31/2024 after adjustment

Revenues:
Net sales	$27,098,796	(747,977)	$26,350,819
Total revenue	27,098,796	(747,977)	26,350,819

Cost of sales	6,938,304	-	6,938,304

Gross profit	20,160,492	(747,977)	19,412,515

Operating expenses:
General and administrative	14,412,882	-	14,412,882
Research and development	3,003,302	-	3,003,302

Net operating expense	17,416,184	-	17,416,184

Income from operations	2,744,308	(747,977)	1,996,331

Other income:
Other income	829,618	-	829,618
Other (expense)	(574,982)	-	(574,982)

Net other income	254,636	-	254,636

Income before provision for income taxes	2,998,944	(747,977)	2,250,967

Provision for income taxes	887,286	-	887,286

Net income	$2,111,658	$(747,977)	$1,363,681

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	12/31/2023 as reported	Topside adjustment	12/31/2023 as restated

Revenues:
Net sales	$38,043,360	747,977	$38,791,337
Total revenue	38,043,360	747,977	38,791,337

Cost of sales	11,378,264	-	11,378,264

Gross profit	26,665,096	747,977	27,413,073

Operating expenses:
General and administrative	14,235,194	-	14,235,194
Research and development	2,794,314	-	2,794,314

Net operating expense	17,029,508	-	17,029,508

Income from operations	9,635,588	747,977	10,383,565

Other income (expense):
Other income/Expense	888,464	-	888,464
Other (expense) income	(302,382)	-	(302,382)

Net other income	586,082	-	586,082

Income before provision for income taxes	10,221,670	747,977	10,969,647

Provision for income taxes	1,818,812	-	1,818,812

Net income	$8,402,858	$747,977	$9,150,835

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

	Twelve Months Ended December 31
	2024				2023 (Restated)
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$237,761	$11,154,431	$2,534,788	$13,926,980	$746,071	$15,340,857	$5,709,317	$21,796,245
Extended Service-type warranties	115,192	3,988,953	51,404	4,155,549	196,951	3,575,733	124,895	3,897,579
Customized software and content	15,420	436,737	256,216	708,373	195,175	820,570	229,804	1,245,549
Installation and training	7,683	797,344	118,909	923,936	99,639	775,479	341,189	1,216,307
Design & Prototyping	-	2,823,453	-	2,823,453	-	7,109,784	-	7,109,784
STEP	-	3,650,579	161,949	3,812,528	-	3,425,165	100,708	3,525,873
Total Revenue	$376,056	$22,851,500	$3,123,266	$26,350,819	$1,237,836	$31,047,588	$6,505,913	$38,791,337

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the year ended December 31, 2024, governmental customers comprised $22,851,500, or 87% of total net sales, commercial customers comprised $376,056 or 1% of total net sales and international customers comprised $3,123,266 or 12% of total net sales. By comparison, for the year ended December 31, 2023, governmental customers comprised $31,047,588, or 80% of total net sales, commercial customers comprised $1,237,836 or 3% of total net sales and international customers comprised $6,505,913, or 17% of total net sales. For the years ended December 31, 2024, and 2023, the Company recorded $3,812,528 and $3,525,873, respectively, in STEP revenue, or 14% and 9%, respectively, of total net sales.

Segment Information

Information related to the Company’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The results of operations are regularly reviewed by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer. The Company identifies its reportable business segments based on differences in products and services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. To evaluate each reportable segment’s performance, the CODM uses income from operations as a measure of profit and loss. The CODM compares operational performance against management expectations when making decisions regarding allocation of operating and capital resources to each segment.

The Company has identified the following business segments

●	Simulators and Accessories- These include all variations of the VirTra simulator, Simulated recoil kits, Return first devices, Taser©, OC Spray, low light devices and refill options.
●	Extended Service-type warranties – Warranties on all products past 1 or more years
●	Customized software and Custom content- Contracts with specific suppliers who have ask for content related directly to their situations that we design and film or specific software request for there system only
●	Installation and Training – Installation of our simulators at the specific sites as well as extra training classes preformed onsite, virtually or at the VirTra Training Center
●	Design and Prototyping – Specific contracts related to hardware development for specific customers
●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

Sale of product	2024	2023
Simulators and accessories	$13,926,980	$21,796,245
Extended Service-type warranties	4,155,550	3,897,580
Customized software and content	708,373	1,245,548
Installation and training	923,936	1,216,306
Design & Prototyping	2,823,453	7,109,784
STEP	3,812,528	3,525,873
Total consolidated	$26,350,820	$38,791,336

Depreciation and amortization	2024	2023
Simulators and accessories	$376,835	$296,299
Extended Service-type warranties	35,681	22,733
Customized software and content	7,079	8,262
Installation and training	7,933	7,094
Design & Prototyping	100,727	66,243
STEP	481,184	431,998
Corporate	135,683	86,652
Total consolidated	$1,145,122.00	$919,281

Segment income (loss)	2024	2023
Simulators and accessories	$8,446,181	$12,071,146
Extended Service-type warranties	4,598,386	3,978,990
Customized software and content	708,373	1,092,348
Installation and training	106,095	67,847
Design & Prototyping	2,189,402	7,088,300
STEP	3,364,079	3,114,440
Corporate	-18,048,834	-18,262,238
Total	$1,363,682	$9,150,833

Expenditures for segment assets	2024	2023
Simulators and accessories	$1,165,526	$76,211
Extended Service-type warranties	-	-
Customized software and content	-	-
Installation and training	-	-
Design & Prototyping	338,212	-
STEP	320,484	286,861
Corporate purchases	21,349	765,117
	$1,845,571	$1,128,189

Segment assets	2024	2023
Simulators and accessories	$26,578,251	$29,893,606
Extended Service-type warranties	-	-
Customized software and content	281,303	155,025
Installation and training	-	-
Design & Prototyping	1,121,225	884,905
STEP	939,330	1,067,295
Corporate Assets	36,532,975	37,633,210
	$65,453,084	$69,634,041

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability under deferred revenue on the accompanying balance sheet and totaled $3,755,187 and $4,047,269 on December 31, 2024, and 2023 respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,600,129 and $2,627,763 on December 31, 2024, and 2023, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,207,950 and $2,974,710 on December 31, 2024, and 2023, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $212,000 and $354,000 on December 31, 2024, and 2023, respectively. During the years ended December 31, 2024, and 2023, the Company recognized revenue of $4,155,550 and $3,897,578, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

STEP Revenue

The Company’s STEP operations consist principally of leasing its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any lease payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for an additional 12-month period up to two additional 12-month periods maximum of 36-months for the entire agreement. This is a change from prior years which allowed for renewals up to 48 months for a total of 60 months. Agreements may be terminated by either party upon written notice of termination at least sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at their fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee. Management notes with 4-year history of providing this service and additional revenue stream, the Company has only had cancellation of a total of 8 STEP agreements before the 5-year end date of the contract this equates to less than 5% of all agreements.

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

Accounts and Allowance for Credit Losses

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable does not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for credit losses of $177,056 and $343,695 on December 31, 2024, and 2023, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory reserves were $487,371 and $429,488 on December 31, 2024, and 2023, respectively.

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

Intangible Assets

Intangible assets on December 31, 2024 and 2023 are comprised of various patents. We compute amortization expense on the patents using the straight-line method over the estimated remaining useful lives of 16 years. We compute amortization expense on media content using the straight-line method over the weighted average remaining period which is 15 years.

Cost of Products Sold

Cost of products sold represents manufacturing costs, consisting of materials, labor, travel and overhead related to finished goods, components and install and service trips . Cost of products sold includes depreciation of STEP contract fixed assets. Shipping costs incurred related to product delivery are included in the cost of products sold.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expenses were $239,285 and $156,010 for the years ended December 31, 2024 and 2023, respectively. These costs include domestic and international trade shows, websites, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development expenses were $3,003,302 and $2,794,314 for the years ended December 31, 2024 and 2023, respectively.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 9. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $17,540,827 and $18,349,842 on December 31, 2024 and 2023, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

As of December 31, 2024, the Company had two customers that accounted for 28% and 13% of gross accounts receivable. As of December 31, 2023, the Company had two customers that accounted for 28% and 14% of total accounts receivable.

As of December 31, 2024, the Company had one customer that accounted for 11% of the total revenue. As of December 31, 2023, the Company had one customer that accounted for 19% of the total revenue

Income Taxes

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all its deferred tax asset and no valuation allowance was recorded on December 31, 2024 and 2023.

The Company did not recognize any assets or liabilities relative to uncertain tax positions on December 31, 2024 and 2023. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits because of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company receives tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized 84 based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions on December 31, 2024 or 2023.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2017 and 2024; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. On December 31, 2024 and 2023, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. See Note 9. Commitments and Contingencies and Note 11. Stockholders’ Equity regarding stock-based awards made during the year ended December 31, 2024 and 2023.

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

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Twelve Months Ended December 31
	2024	2023 (Restated)
Net Income	$1,363,681	$9,150,835
Weighted average common stock outstanding	11,162,917	10,958,448
Incremental shares from stock options	-	5,029
Weighted average common stock outstanding, diluted	11,162,917	10,963,477

Net Income (Loss) per common share and common equivalent share
Basic	$0.12	$0.85
Diluted	$0.12	$0.85

Note 2. Inventory

Inventory consisted of the following as of:

	December 31, 2024	December 31, 2023

Raw materials, WIP, finished goods and Materials being inspected	$15,070,771	$12,834,368
Reserve	(487,371)	(429,488)

Total Inventory	$14,583,400	$12,404,880

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2024	December 31, 2023

Land	$1,778,987	$1,778,987
Building & Building Improvements	11,523,813	9,146,556
Computer equipment	1,301,700	1,233,989
Furniture and office equipment	349,669	295,208
Machinery and equipment	4,368,752	2,865,014
STEP equipment	2,561,775	2,241,291
Leasehold improvements	336,763	358,584
Construction in Progress	-	2,456,259

Total property and equipment	22,221,459	20,375,888
Less: Accumulated depreciation and amortization	(6,016,796)	(4,888,875)

Property and equipment, net	$16,204,663	$15,487,013

Depreciation expenses, including STEP depreciation, were $1,127,921 and $908,308 for the years ended December 31, 2024 and 2023, respectively.

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

The fair value of the in-place leases is the estimated cost to replace the leases (including loss of rent, estimated commissions and legal fees paid in similar leases). The capitalized in-place leases are amortized over the remaining term of the leases as amortization expense. The fair value of the above or below market lease is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancellable life of the lease. The capitalized above or below market lease values are amortized as a decrease or increase to the rental income over the remaining term of the lease.

December 31, 2021

Land	$1,778,987
Building and building improvements	8,937,050
Acquired Lease Intangible Assets	83,963

Total Purchase Price	$10,800,000

Note 4. Intangible Assets

Intangible assets consisted of the following as of:

	December 31, 2024	December 31, 2023
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	-	83,963

Total intangible assets	611,244	695,207
Less accumulated amortization	(52,593)	(127,667)

Intangible assets, net	$558,651	$567,540

Amortization expense was $8,891 and $20,237 for the years ended December 31, 2024 and 2023, respectively. The weighted average remaining period is 7 years.

Note 5. Leases

From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for our machine shop at 2169 East 5th St., Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the 5th St. location to 7910 South Kyrene Road, located within the same business complex as its main office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 30, 2024. On June 1, 2022, we entered into a new lease of approximately 9,350 square feet located at 12301 Challenger Parkway, Orlando, Florida, from an unaffiliate third party through May 2027.

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

Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets, beginning of period	$716,687	$1,212,814
Amortization for the year ended	(279,592)	(496,127)
Total operating lease right-of-use asset	$437,095	$716,687
Liabilities
Current
Operating lease liability, short-term	$192,410	$317,840
Non-current
Operating lease liability, long-term	265,111	432,176
Total lease liabilities	$457,521	$750,016

Future minimum lease payments as of December 31, 2024, under non-cancellable operating leases are as follows:

2025	$192,196
2026	196,311
2027	99,381

Total lease payments	487,888
Less: imputed interest	(30,367)
Operating lease liability	$457,521

The Company had a deferred rent liability of $0 on December 31, 2024, and 2023, relative to the increasing future minimum lease payments. Rent expenses for the years ended December 31, 2024, and 2023 were $497,393 and $551,412, respectively. As VirTra only has one lease agreement the weighted average remaining lease term ins 2.5 years and the average discount rate of that lease is 4.5%

Note 6. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2024	December 31, 2023

Salaries and wages payable	$545,592	$457,565
Employee benefits payable	34,125	54,811
Accrued paid time off (PTO)	322,406	361,418
Profit sharing payable	351,421	1,347,622

Total accrued compensation and related costs	$1,253,544	$2,221,416

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2024	December 31, 2023

Manufacturer’s warranties	$212,000	$354,000
Taxes payable	-	3,411,669
Miscellaneous payable	445,114	204,890

Total accrued expenses and other current liabilities	$657,114	$3,970,559

Included in the miscellaneous payable is an accrual for $275,000 due to the leaseholder of the Kyrene property. See Note 12. Subsequent Events for further information

Note 7. Note Payable

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

The note payable amounts consist of the following:

	December 31, 2024	December 31, 2023

Short-term liabilities
Notes payable, principal	218,890	222,320
Accrued interest to date	11,897	4,035

Note Payable, short-term	230,787	226,355

Long-term liabilities
Note payable, principal	7,567,536	7,813,021

Note payable, long term	7,567,536	7,813,021

Future minimum Note payments as of December 31, 2024, are as follows:

Schedule of Future Minimum Lease Payments

2025	$258,290
2026	266,256
2027	274,469
2028	282,343
2029	291,644
Future	6,425,321
7,798,323

Note 8. Related Party Transactions

During the years ended December 31, 2024 and 2023, related parties exercised 5,000 and 15,000 previously awarded options for the exercise price of $20,153 and $54,900, respectively, resulting in issuance of common stock to the Executive Chairman and one member of the Board of Directors.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time. The Company did settle a minor claim in 2025 in relation to our legacy lease agreement please see Note 12 subsequent events

Employment Agreements

On April 2, 2012, the Company entered into three-year Employment Agreements with its (now former) Chief Executive Officer and Chief Operating Officer that called for base annual salaries of $195,000 and $175,000, respectively, subject to cost-of-living adjustments, and containing automatic one-year extension provisions. These contracts were renewed annually and were adjusted based on the same percentage increase approved for Company-wide cost-of-living adjustments. As of December 31, 2023, the former’s Chief Executive Officer’s base annual salary was $349,860. He resigned effective July 12, 2024.

On May 2, 2022, VirTra, Inc. announced the appointment of John F. Givens II as its co-Chief Executive Officer, effective April 11, 2022. Mr. Givens has been serving as a director of VirTra since November 2020. VirTra agreed to pay Mr. Givens an initial annual base salary of $298,990, subject to annual review. VirTra issued Mr. Givens a signing bonus of 64,815 shares of common stock which were restricted from transfer until the earlier of: i) 12 months of employment having lapsed or ii) the Company terminating employment with Mr. Givens without cause. Mr. Givens was granted 288,889 Restricted Stock Units, to be awarded based on the achievement of certain performance goals over the next three years.

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

Restricted Stock Units

Beginning on the last business day of August 2022, with respect to the then Co-Chief Executive Officers and Chief Operating Officer, a tranche of restricted stock units could vest if the Company had achieved net profit (net income under GAAP) for the twelve months ending June 30, 2022, of at least $2,500,000. For every $500,000 earned more than $2,500,000 another tranche would vest. If the maximum net profits (net income under GAAP) of $7,000,000 was achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units could vest if the Company had achieved a net profit (net income under GAAP) of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit (net income under GAAP). This vesting arrangement continued with the last business day of August 2024, with the minimum net profit (net income under GAAP) threshold being $3,500,000 and the maximum net profit (net income under GAAP) being $11,000,000.

It is the Company’s policy to estimate the fair value of the RSU’s on the date of the grant and evaluate the probability of achieving the net profit (net income under GAAP) tranches quarterly. If the target is deemed probable, the expense is amortized on a straight-line basis over the remaining time period.

The Company determined based on the vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2023, of $3,000,000 was probable and recorded an expense of $105,405 related to the RSUs for the period ending December 31, 2022. The Company determined that the net profit (net income under GAAP) over $4,500,000 would be probable and recorded an expense of $199,477 for the six months ended June 30, 2023. The Company determined that the net profit (net income under GAAP) for the twelve months ended June 30, 2023 was at least $4,500,000 and therefore awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,360 (prior to deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and Chief Executive Officer, respectively.

The Company determined based on vesting terms described above that the net profit (net income under GAAP) for the twelve months ending June 30, 2024 of $4,500,000 was probable and recorded an expense of $207,995 related to the RSU expense for the six months ended December 31, 2023.

In October 2023, the Chief Executive Officer was issued 133,333 shares upon settlement of restricted stock units.

In July 2024, the Executive Chairman was issued 100,000 (prior to the deduction of 41,457 shares to pay tax withholding) for a total issuance of 58,543 shares upon settlement of restricted stock units.

In October 2024, a single employee was granted 2,500 shares of common stock upon settlement of restricted stock units as a one-time compensation payment

In October 2024, the Chief Executive Officer was issued 118,519 (prior to the deduction of 46,367 shares to pay tax withholding) for a total issuance of 72,152 shares upon settlement of restricted stock units.

In December 2024, the Chief Financial Officer was awarded 10,000 (prior to deduction of 3,716 shares to pay tax withholding) for a total of 6,284 shares of common stock upon settlement of restricted stock units.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year only to active employees. For the years ended December 31, 2024 and 2023, the amount expensed to operations was $216,255 and $1,260,431, respectively.

Note 10. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31 is as follows:

	Years ending December 31,
	2024	2023
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$-	$-
Tax Credits	729,111	560,971
Deferred Revenue	1,488,641	1,525,489
Stock Compensation	230,617	395,485
Reserves, Accruals, Other	281,995	356,689
Intangibles	1,726,212	1,420,445
Right of Use Liability	112,567	189,289

Total Deferred Tax Assets	$4,569,143	$4,448,368

Deferred Tax Liabilities:
Fixed Assets	$(641,880)	$(637,337)
Right of Use Asset	(107,543)	(180,877)
Inventory Capitalization	(224,146)	-

Total Deferred Tax Liabilities	$(973,569)	$(818,214)

Valuation Allowance	-	-

Net Deferred Taxes	$3,595,574	$3,630,154

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. The Company does not believe that such a limitation of the net operating losses has occurred.

Significant components of the provision (benefit) for income tax for the years ended December 31 are as follows:

	2024	2023

Current	$853,256	$4,924,686
Deferred	34,030	(3,105,874)
Change in valuation allowance	-	-

Provision (benefit) for income taxes	$887,286	$1,818,812

The Company is subject to federal and state taxes. Reconciliations of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31 are as follows:

	2024	2023
Federal income tax expense at the statutory rate	21. %	21.0%
State income taxes, net of federal benefit	.2%	.12%
Research credits	(11.4)%	(4.85)%
Permanent differences	(5.6)%	0.38%
Prior period revenue adjustment	5.9%	0.0%
Other	3.2%	(.14)%
Expiration of stock option compensation	10.7%	0.0%
Inventory tax capitalization method change	9.8%	0.0%
Change in valuation allowance	0.0%	0.0%

Provision (benefit) for income taxes	34.1%	16.51%

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

Treasury Stock

During the years ended December 31, 2024 and 2023, the Company purchased no treasury shares.

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

	December 31, 2024		December 31, 2023
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	15,000	$4.03	45000	$4.26
Granted	-	-	-	-
Redeemed	(10,000)	3.76	(15,000)	5.09
Exercised	(5,000)	3.76	(15,000)	3.66
Expired / terminated	-	-	-	-
Options outstanding, end of year	-	$-	15,000	$4.03
Options exercisable, end of year	-	$-	15,000	$4.03

The Company did not have any non-vested stock options outstanding as of December 31, 2024. The weighted average contractual term for options outstanding and exercisable on December 31, 2024, and 2023 was 7 years. The aggregate intrinsic value of the options outstanding and exercisable on December 31, 2024, and 2023 was $0 and $81,600, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those stock options that have an exercise price lower than the fair value of the Company’s common stock. Options with an exercise price above the fair value of the Company’s common stock are considered to have no intrinsic value. For the years ended December 31, 2024 and 2023, the Company received payments related to the exercise of options in the amount of $20,153 and $54,900, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023 is $0.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2024:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $1.99	-	$-	-	$-
$2.00 - $2.99	-	$-	-	$-
$3.00 - $3.99	-	$-	-	$-
$4.00 - $4.99	-	$-	-	$-
$5.00 - $5.99	-	$-	-	$-
	-	$-	-	$-

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2023:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $1.99	-	$-	-	$-
$2.00 - $2.99	-	$-	-	$-
$3.00 - $3.99	7,500	$3.76	7,500	$3.76
$4.00 - $4.99	7,500	$4.24	7,500	$4.24
$5.00 - $5.99	-	$-	-	$-
	15,000	$4.26	15,000	$4.26

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

For the years ended December 31, 2024 and 2023, there were no options issued under the Equity Plan.

Common stock activity

In December 2024, the Chief Financial Officer was awarded 10,000 (prior to deduction of 3,716 shares to pay tax withholding) for a total of 6,284 shares of common stock upon settlement of restricted stock units

In October 2024, a single employee was granted 2,500 shares of common stock upon settlement of restricted stock units as a one-time compensation payment

In October 2024, the Chief Executive Officer was issued 118,519 (prior to the deduction of 46,367 shares to pay tax withholding) for a total issuance of 72,152 shares upon settlement of restricted stock units.

In July 2024, the Executive Chairman was issued 100,000 (prior to the deduction of 41,457 shares to pay tax withholding) for a total issuance of 58,543 shares upon settlement of restricted stock units.

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

On September 1, 2023, the Company awarded 22,988 (prior to deduction of 9,142 shares to pay the tax withholding liability) and 29,360 (prior to deduction of 11,394 shares to pay the tax withholding liability) shares of common stock to its Executive Chairman and Chief Executive Officer, respectively, in settlement of RSUs, based on the Company’s performance for the twelve months ended June 30, 2023.

During the year ended December 31, 2024, a total of 15,000 shares of common stock were issued pursuant to the exercise and redemption of stock options.

The Board of Directors appointed Jim McDonnell as an independent member to the Board effective January 1, 2023 and granted him 10,684 restricted shares of the Company’s common stock which were subject to vesting requirements and 42,735 restricted stock units which vest only upon the sale of the Company.

Also on January 1, 2023, 5,331 shares were issued to an employee as a signing bonus.

Note 12. Subsequent Events

VirTra settled a lease dispute on the Kyrene property (signed in 2018) in February 2025. Since we had the full settlement amount of $275,000 before the financials were closed and the lease agreement ended in 2024, we recorded the entire expense in the 2024 financial statements under Other Expense and accrued the amount as a miscellaneous payable on the balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officers and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2024, we implemented more formal review and documentation of workflow processes, and increased ERP training.

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

Name	Age	Position/Title
John F. Givens II	60	Board Chair and Chief Executive Officer and Director
Alanna Boudreau	45	Chief Financial Officer
Jeffrey D. Brown	61	Director
Gregg C.E. Johnson	59	Director
Michael T. Ayers	61	Director
Lt. Gen.(R) Maria R. Gervais	59	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

John F. Givens II. Mr. Givens was initially appointed as Co-Chief Executive Officer as of April 11, 2022, and has served as a director of our Company since November 2, 2020. Mr. Givens was appointed to the role of Chief Executive Office in August of 2023 and became Board Chair in July 2024. Mr. Givens has over 20 years’ experience as a board member, entrepreneur, and corporate executive. He currently serves as a military board advisor to Bohemia Interactive Simulations (BISim), a global developer of advanced military simulation and training software. In 2010, Mr. Givens established the US company of BISim, and as president, took military simulations products from inception to production. Mr. Givens has achieved numerous awards and honors, including appointment to the board of directors of the National Center for Simulation (NCS), an association of defense companies, and the “Pioneer Awards” for outstanding contributions and innovations to the training and effectiveness of US and overseas soldiers, sailors, and airmen. Mr. Givens graduated with a Bachelor of Science degree in Computer Science from the Florida Institute of Technology and proudly served in the United States Army. We believe Mr. Givens history as founder and president of BISim, and his business development expertise, technology background and extensive management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Jeffrey D. Brown. Mr. Brown has served as a director of our Company since 2011. Mr. Brown has been a Certified Public Accountant (“CPA”) since 1993 and a Financial Advisor for over 20 years, performing financial services for a wide range of companies. From 2002 to 2004, Mr. Brown was the Chief Financial Officer for Gold Canyon Candles, a provider of fragranced candles and accessories during a period of rapid growth in revenues. From 1990 to 1994, Mr. Brown was an auditor at Ernst & Young performing audits for a variety of organizations. Mr. Brown received a Bachelor of Science in Accounting from California State University, San Bernardino and his CPA designation in 1993. We believe Mr. Brown’s history as a financial and accounting services professional, and a former auditor and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Michael T. Ayers. Mr. Ayers has had over 35 years in law enforcement. Since January 2019, Mr. Ayers has been the Executive Director of the Georgia Peace Officer Standards and Training Council, which is a state agency consisting of 39 staff members with oversight of approximately 59,000 peace officers, correctional officers, jailors and communication officers’ training and certification. He spent 29 years (January 1990 to January 2019) with the Georgia Bureau of Investigation. In his last position as special agent in charge, he managed investigative activities in an area covering over 30 counties and directly supervised, trained, and developed special agents for the Bureau. We believe that his experience in law enforcement, from patrol officer to senior policy roles, will contribute to the Company being able to produce and deliver better training products and make him well qualified to serve on our Board of Directors.

Lt. Gen.(R) Maria R. Gervais. Lt. Gen.(R) Gervais retired from the U.S. Army in August 2024 after having served in various capacities for over 37 years. In her last position (May 2021 to August 2024), she served as the Deputy Commanding General at the U.S. Army Training and Doctrine Command, with responsibility for leading the talent acquisition, workforce development, and strategic communication for a 1.2 million member organization with a program budget of $5.1 billion. She directed the recruitment, on-boarding, and training of 100,000 employees and workforce development of over 800,000 employees each year. From October 2017 to May 2021, she served as the first Synthetic Training Environment Cross Functional Team Director, where she led the effort to streamline the Army’s acquisition process to accelerate modernization of the Army’s training enterprise. Her efforts resulted in the then existing process being reduced from 7 years to 2 years, the accelerated delivery (by 10+ years) of a new training methodology that improved workforce performance, and paving the way for adoption of 3D terrain with the Army. We believe that her extensive career and experience in the U.S. Army, in the U.S. Army, specifically as a thought leader and subject matter expert in the modeling, simulation, virtual/ gaming, and training domains, which uniquely positions her to provide the depth and breadth of knowledge necessary to help the Company make informed decisions related to the military sales expansion initiatives currently being undertaken and make her well qualified to serve on our Board of Directors.

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

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that: (i) Messrs. Brown, Johnson and Ayers and Lt. Gen.(R) Gervais did not have a material relationship with us that could compromise their ability to exercise independent judgment in carrying out their responsibilities and that each of these directors was “independent” as that term is defined under the listing standards of NASDAQ and (ii) Mr. Givens was a non-independent director. Therefore, as of the date of this report, a majority of our Board of Directors do not consist of “independent directors” as defined under the listing standards of NASDAQ.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Givens. The Chairman has authority, among other things, to preside over the Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. Because a majority of our Board of Directors will be independent, we believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors will hold executive sessions in which only independent directors are present.

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

Audit Committee

We have appointed four members of our Board of Directors to the audit committee, Messrs. Brown, Johnson and Ayers and Lt. Gen.(R) Gervais. Mr. Brown serves as the chairman of the audit committee and satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience.

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

Compensation Committee

We have appointed three members of our Board of Directors, Messrs. Ayers, Johnson and Brown, to the compensation committee. Mr. Ayers serves as chairman of this committee. Our compensation committee will assist our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

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

Nominating and Corporate Governance Committee

We have appointed three members of our Board of Directors, Messrs. Johnson and Brown and Lt. Gen.(R) Gervais, to the nominating and corporate governance committee. Mr. Johnson serves as the chairman of the nominating and corporate governance committee.

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

Director Compensation

2024 Director Compensation Table

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total

Jeffrey D. Brown	$25,500	$26,080	$21,050	$-	$-	$-	$72,630
Gregg C.E. Johnson	$25,500	$29,340	$-	$-	$-	$-	$54,840
James McDonnell (1)	$18,000	$-	$-	$-	$-	$-	$18,000
Michael T. Ayers (2)	$5,887	$-	$-	$-	$-	$-	$5,887
Lt. Gen.(R) Maria Gervais (2)	$5,887	$-	$-	$-	$-	$-	$5,887

(1)	Mr. McDonnell served until October 21, 2024.
(2)	Mr. Ayers and Lt. Gen.(R) Gervais commenced serving on the board beginning October 21, 2024.

Beginning July 1, 2024, each non-employee director (Messrs. Brown, Johnson, and Ayers and Lt. Gen.(R) Gervais) are paid $2,500 per month quarterly in arrears to cover all Board and committee meetings, actions by written consent, and attendance fees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. In addition, on the last business day immediately prior to the annual stockholders meeting, each non-employee director is to receive 2,000 restricted stock units plus 500 restricted stock units for each committee on which he/she serves. The 500 restricted stock unit grant is increased to 1,000 for committees on which the director serves as chair. We also may allow our non-employee directors to participate in any equity compensation plans that we have adopted or may adopt in the future. Historically, our directors that are our employees, have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2024,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers on December 31, 2024, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on December 31, 2024.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2024 Summary Compensation Table

	Fiscal			Stock	Option	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Ended	($)	($)	($)	($)	($)	($)
Robert D. Ferris (1)	12/31/2024	$201,842	$13,322	$833,000	$59,600	$105,369	$1,213,133
Executive Chairman	12/31/2023	$349,860	$12,334	$-	$47,850	$-	$410,044

John F. Givens II (1)	12/31/2024	$354,361	$53,286	$796,448	$-	$-	$1,204,095
Chief Executive Officer	12/31/2023	$349,860	$6,943	$617,332	$-	$-	$974,135

Alanna Boudreau	12/31/2024	$201,385	$28,236	$78,300	$-	$-	$307,921
Chief Financial Officer	12/31/2023	$185,385	$307	$36,800	$-	$-	$222,492

(1)	Messrs. Ferris and Givens served as Co-Chief Executive Officers from April 2022 until August 15, 2023, when Mr. Ferris became the Executive Chairman and Mr. Givens became the Chief Executive Officer. Mr. Ferris resigned as Executive Chairman effective July 12, 2024.
(2)	Mr. Ferris’ compensation includes the first portion of a separation agreement payment which is $175,000 per year starting July 15, 2024 through July 15, 2029.

Executive Employment Agreements

During the years ended December 31, 2024 and 2023, Bob Ferris redeemed 10,000 and 15,000 previously awarded options reaching expiration. The redemptions resulted in $59,600 and $29,251 of additional compensation expense, respectively.

On April 11, 2022, Mr. Givens was granted 288,889 performance-based restricted stock units pursuant to the Company’s 2017 Equity Incentive Plan. Beginning on the last business day of August 2022, a tranche of restricted stock units, having an approximate value of $40,000, based on current prices, could vest if the Company achieved net profit for the twelve months ending June 30, 2022, of at least $2,500,000. For every $500,000 earned more than $2,500,000 another tranche would vest. If the maximum net profit of $7,000,000 was achieved, ten tranches would vest. Similarly, on the last business day of August 2023, a tranche of restricted stock units could vest if the Company achieved a net profit of at least $3,000,000, with the potential to have additional tranches vest up to a maximum of $9,000,000 in net profit. This vesting arrangement continued with the last business day of August 2024, with the minimum net profit threshold being $3,500,000 and the maximum net profit being $11,000,000.

The vesting schedule notwithstanding, the Compensation Committee had the discretion to declare the vesting of any number of restricted stock units should the Company experience unusual results of operations, such as falling below the net profit threshold one year and exceeding the maximum net profit the following year, so long as the total number of restricted stock units declared to be vested did not exceed the amount awarded. Additionally, while a maximum net profit per year had been set for allocation of the available shares, the Compensation Committee had the authority to determine if additional compensation was in the best interests of the Company at that time.

In 2023, the Company determined that the net profit (net income under GAAP) for the twelve months ended June 30, 2023 was at least $4,500,000 and therefore awarded 29,360 shares of common stock to Mr. Givens (prior to deduction of 11,394 shares to pay the tax withholding liability).

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

In October 2023, Mr. Givens was issued 133,333 shares upon settlement of restricted stock units, and in 2024, the Company awarded 118,519 shares of common stock to Mr. Givens (prior to deduction of 46,367 shares to pay the tax withholding liability) in light of the performance of his duties as CEO of the Company.

Employee Benefit and Equity Incentive Plans

Stock Options

Prior to October 2017, we periodically issued non-qualified incentive stock options to the directors under a stock option compensation plan approved by the Board of Directors in 2009. Terms of option grants were at the discretion of the Board of Directors and were generally seven years. These awards were suspended as of October 1, 2017. As of December 31, 2024, there were no options outstanding or exercisable.

On March 9, 2016, our Board of Directors approved a program under which we could repurchase outstanding vested Company stock options on an exception basis. Under the terms of the program, our Chief Executive Officer could cause us to redeem for cash any positive stock options for the net value of the stock option (stock price on the redemption date minus strike price). The cash redemption of stock options held by the Chief Executive Officer or Chief Operating Officer were to be approved by our independent directors. We retained the right to reject any redemption request that was not in the best interest of our Company.

Profit Sharing

We have a discretionary profit-sharing program that pays out a percentage of our profits each year as a cash bonus to active and eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata to employees in good standing at the time of distribution in April and October of the following year after the completion of the annual financial audit. For the years ending December 31, 2024, and 2023, the amount expensed to operations for this program was $216,255 and $1,260,431, respectively.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

No stock options were outstanding as of December 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our stockholders:
VirTra, Inc. 2017 Equity Incentive Plan	-	$-	2,672,449

Plans not approved by stockholders:
None	-	$-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock on March 24, 2025, for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in the care of VirTra, Inc., 295 E. Corporate Place, Chandler AZ 85225. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 11,260,209 shares of our Common Stock outstanding as of March 24, 2025.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 24, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
John F. Givens II	308,493	2.7%
Jeffrey D. Brown	53,193	0.5%
Alanna Boudreau (1)	13,575	0.1%
Gregg C.E. Johnson	6,600	*
Michael T. Ayers	10	*
Lt. Gen.(R) Maria Gervais	-	-
All named executive officers and directors as a group (six persons)	381,871	3.4%
Beneficial Owners of more than 5% of our Common Stock
BlackRock, Inc. (3)	688,945	6.1%
The Vanguard Group (4)	590,402	5.2%

* Represents less than 0.1%

(1)	Includes 4,000 shares owned by her spouse.
(2)	The address for this owner as reported on its Schedule 13G filing is 50 Hudson Yards, New York, NY 10001
(3)	The address for this owner as reported on tis Schedule 13G filing is 100 Vanguard Blvd., Malvern, PA 19355.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2024, and each currently proposed transaction in which:

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

During the years ended December 31, 2024 and 2023, respectively, the Company did not issue stock options to its executive officers or the members of the Board of Directors. Restricted stock units were awarded to its executive officers in 2024 and 2023 as disclosed in Item 11 above.

During the years ended December 31, 2024 and 2023, the Company redeemed 10,000 and 15,000, respectively, previously awarded options reaching expiration from the Company’s former Executive Chairman. These redemptions eliminated the stock options and resulted in a total of $59,600 and $29,251 in additional compensation expense in 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, related parties exercised 5,000 and 15,000 previously awarded options for the exercise price of $20,150 and $54,900, respectively, resulting in purchase and issuance of Common Stock to the former Executive Chair and one member of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2024, and 2023.

	2024	2023
Audit Fees	$127,012	$111,204
Audit-Related Fees	-	-
Tax Fees
All Other Fees
Total	$127,012	$111,204

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

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2024, and 2023 were pre-approved by the audit committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2024, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2024, to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

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

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1†	Employment Agreement dated April 2, 2012 between VirTra Systems, Inc. and Robert Ferris (incorporated by reference to Exhibit 6.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.5†	Restricted Stock Unit Agreement – Robert D. Ferris (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 27, 2021).

10.6	Promissory Note to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.7	Deed of Trust in favor of Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.8	Assignment of Rents granted to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.9	Restricted Stock Unit Agreement – John F. Givens II (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed August 2, 2022).

10.10†	Employment Agreement with John F. Givens II dated August 15, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 15, 2023).

10.11†	Restricted Stock Unit Agreement – Alanna Boudreau (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-3 (File No. 333-283846).

10.12†	Employment Agreement with John F. Givens II dated September 6, 2024 (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-3 (File No. 333-283846).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (set forth on signature page hereto).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officers and Principal Financial Officer

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed April 1, 2024).

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date:	March 27, 2025	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer

Date:	March 27, 2025	By:	/s/ Alanna Boudreau
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 27, 2025.

Name	Title

/s/ John F. Givens II	Chief Executive Officer and Board Chair (Principal Executive Officer)
Robert D. Ferris
Chief Financial Officer
/s/ Alanna Boudreau	(Principal Financial Officer)
Alanna Boudreau

/s/ Jeffrey D. Brown	Director
Jeffrey D. Brown

/s/ Gregg C.E. Johnson	Director
Gregg C.E. Johnson

/s/ Michael T. Ayers	Director
Michael T. Ayers

/s/ Maria R. Gervais	Director
Maria R. Gervais

