Form 10-Q
period 2025-03-31
VirTra, Inc
filed 2025-05-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 11,261,588 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$17,612,626	$18,040,827
Accounts receivable, net	8,905,570	8,005,452
Inventory, net	14,987,491	14,583,400
Unbilled revenue	2,108,976	2,570,441
Prepaid expenses and other current assets	1,616,686	1,273,115
Total current assets	45,231,349	44,473,235
Long-term assets:
Property and equipment, net	16,318,615	16,204,663
Operating lease right-of-use asset, net	395,231	437,095
Intangible assets, net	556,429	558,651
Security deposits, long-term	35,691	35,691
Other assets, long-term	148,177	148,177
Deferred tax asset, net	4,111,630	3,595,574
Total long-term assets	21,565,773	20,979,851
Total assets	$66,797,122	$65,453,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,216,094	$957,384
Accrued compensation and related costs	1,094,053	1,253,544
Accrued expenses and other current liabilities	1,006,591	657,114
Note payable, current	228,452	230,787
Operating lease liability, short-term	192,669	192,410
Deferred revenue, short-term	6,235,630	6,355,316
Total current liabilities	9,973,489	9,646,555
Long-term liabilities:
Deferred revenue, long-term	2,113,385	2,282,996
Note payable, long-term	7,504,157	7,567,536
Operating lease liability, long-term	221,628	265,111
Other long term liabilities	-	-
Total long-term liabilities	9,839,170	10,115,643
Total liabilities	19,812,659	19,762,198

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,260,209 and 11,255,709 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,126	1,125
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	32,944,626	32,915,112
Retained Earnings	14,038,711	12,774,651
Total stockholders’ equity	46,984,463	45,690,888
Total liabilities and stockholders’ equity	$66,797,122	$65,453,086

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
		(restated)
Revenues:
Net sales	$7,160,247	$7,346,421
Total revenue	7,160,247	7,346,421

Cost of sales	1,963,367	2,632,257

Gross profit	5,196,880	4,714,164

Operating expenses:
General and administrative	3,219,950	3,370,422
Research and development	609,127	693,380

Net operating expense	3,829,077	4,063,802

Income from operations	1,367,803	650,362

Other income (expense):
Other income	72,010	396,693
Other (expense)	(73,753)	(67,422)

Net other income (expense)	(1,743)	329,271

Income before provision for income taxes	1,366,060	979,633

Provision for income taxes	102,000	511,437

Net income	$1,264,060	$468,196

Net income per common share:
Basic	$0.11	$0.04
Diluted	$0.11	$0.04

Weighted average shares outstanding:
Basic	11,162,037	10,959,298
Diluted	11,162,037	10,961,188

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total
Three Months Ended March 31, 2025

Balance at December 31, 2024	-	$-	11,255,709	$1,125	$32,915,112	$-	$12,774,651	$45,690,888
Stock reserved for future services	-	-	-	-	29,514	-	-	29,514
RSUs issued (stock for services)	-	-	4,500	1	-	-	-	1
Net income	-	-	-	-	-	-	1,264,060	1,264,060
Balance at March 31, 2025	-	$-	11,260,209	$1,126	$32,944,626	$-	$14,038,711	$46,984,463

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated Earnings
	Shares	Amount	Shares	Amount	Capital	Stock	(Restated)	Total

Three Months Ended March 31, 2024

Balance at December 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$-	$11,410,970	$43,369,844
Stock options exercised	-	-	2,500	1	10,749	-	-	10,750
Stock reserved for future services	-	-	-	-	139,999	-	-	139,999
Net income	-	-	-	-	-	-	468,196	468,196
Balance at March 31, 2024	-	$-	11,109,730	$1,110	$32,108,513	$-	$11,879,166	$43,988,789

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2025	2024
		(Restated)
Cash flows from operating activities:
Net income (loss)	$1,264,060	$468,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316,640	236,547
Right of use amortization	41,864	127,893
Employee stock compensation	29,514	139,999
Bad debt expense	(15,334)	245,089
Changes in operating assets and liabilities:
Accounts receivable, net	(884,782)	5,926,870
Inventory, net	(404,091)	112,420
Deferred taxes	(516,055)	(33,203)
Unbilled revenue	461,463	(571,759)
Prepaid expenses and other current assets	(343,571)	74,091
Accounts payable and other accrued expenses	448,503	(246,905)
Operating lease right of use	(43,223)	(137,291)
Deferred revenue	(289,297)	(1,205,438)
Net cash provided by operating activities	65,691	5,136,509

Cash flows from investing activities:
Purchase of intangible assets	-	-
Purchase of property and equipment	(428,371)	(1,546,772)
Net cash (used in) investing activities	(428,371)	(1,546,772)

Cash flows from financing activities:
Principal payments of debt	(65,521)	(35,152)
Stock issued for options exercised	-	10,750
Net cash (used in) financing activities	(65,521)	(24,402)

Net increase (decrease) in cash	(428,201)	3,565,335
Cash and restricted cash, beginning of period	18,040,827	18,849,842
Cash and restricted cash, end of period	$17,612,626	$22,415,177

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$20,951	$24,002
Interest paid	$56,974	$61,552

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

Basis of Presentation

The unaudited financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 27, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on March 31, 2025, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2024 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

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

Restatement of year over year revenue numbers for Q1

During the audit of the 2024 financial statements, it was discovered that due to issues in the implementation of new accounting software, a revenue line was missing in 2023. This occurred when a deposit from a 2021 customer was not accurately entered into the 2021 initial launch of the new accounting system. $747,977 of revenue was recorded in the first quarter of 2024 instead of in 2023. This indicates that Q1 of 2024 was overstated by the $747,977, this adjustment was made in the audited financials of year ending 2024. This means that Q1 comparatives of 2024 to 2025 will continually show the decrease in YOY of $747,977.

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

VIRTRA, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31
	2025				2024
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$24,378	$1,971,324	$1,768,635	$3,764,337	$75,780	$3,811,257	$530,280	$4,417,317
Extended Service-type warranties	35,925	913,321	20,865	970,111	-	870,803	4,202	875,005
Customized software and content		66,781	101,832	168,613	-	265,406	-	265,406
Installation and training	4,388	179,266	17,050	200,704	-	236,339	5,164	241,503
Design & Prototyping		1,115,890		1,115,890	-	583,326	-	583,326
STEP	1,753	908,820	30,019	940,592	-	954,349	9,515	963,864
Total Revenue	$66,444	$5,155,402	$1,938,401	$7,160,247	$75,780	$6,721,480	$549,161	$7,346,421

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the three months ended March 31, 2025, governmental customers comprised $5,155,402, or 72% of total net sales, commercial customers comprised $66,444 or 1% of total net sales and international customers comprised $1,938,401 or 27% of total net sales. By comparison, for the three months ended March 31, 2024, governmental customers comprised $6,721,480, or 91% of total net sales, commercial customers comprised $75,780 or 1% of total net sales and international customers comprised $549,161, or 7% of total net sales. For the three months ended March 31, 2025, and 2024, the Company recorded $940,592 and $963,864, respectively, in STEP revenue, or 13% and 12%, respectively, of total net sales.

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

The Company has identified the following business segments

●	Simulators and Accessories- These include all variations of the VirTra simulator, Simulated recoil kits, Return first devices, Taser©, OC Spray, low light devices and refill options.
●	Extended Service-type warranties – Warranties on all products past 1 or more years
●	Customized software and Custom content- Contracts with specific suppliers who have ask for content related directly to their situations that we design and film or specific software request for there system only
●	Installation and Training – Installation of our simulators at the specific sites as well as extra training classes preformed onsite, virtually or at the VirTra Training Center
●	Design and Prototyping – Specific contracts related to hardware development for specific customers
●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

VIRTRA, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

	Three Months Ending March 31,
Sale of product	2025	2024
Simulators and accessories	$3,764,337	$4,417,317
Extended Service-type warranties	970,111	875,005
Customized software and content	168,613	265,406
Installation and training	200,704	241,503
Design & Prototyping	1,115,890	583,326
STEP	940,592	963,864
Total consolidated	$7,160,247	$7,346,421

Depreciation and amortization	2025	2024
Simulators and accessories	$102,862	$60,804
Extended Service-type warranties	7,664	7,664
Customized software and content	1,581	1,581
Installation and training	1,585	1,585
Design & Prototyping	30,956	18,877
STEP	122,672	122,972
Corporate	47,098	20,840
Total consolidated	$314,418	$234,323

Segment income (loss)	2025	2024
Simulators and accessories	$2,891,320	$2,230,706
Extended Service-type warranties	1,032,367	875,005
Customized software and content	283,787	291,853
Installation and training	-3,248	4,365
Design & Prototyping	167,303	463,914
STEP	825,351	848,322
Corporate	-3,932,820	-4,245,963
Total	$1,264,060	$468,202

Expenditures for segment assets	2025	2024
Simulators and accessories	$12,871	$1,460,997
Extended Service-type warranties	-	-
Customized software and content	-	-
Installation and training	-	-
Design & Prototyping	-	-
STEP	411,560	59,793
Corporate purchases	3,940	12,187
	$428,371	$1,532,977

Segment assets	2025	2024
Simulators and accessories	$27,749,997	$26,186,523
Extended Service-type warranties	-	-
Customized software and content	622,678	401,034
Installation and training	-	-
Design & Prototyping	367,092	637,462
STEP	1,235,650	1,011,546
Corporate Assets	36,821,704	41,139,831
	$66,797,122	$69,376,396

VIRTRA, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as both current and long-term liabilities under deferred revenue on the accompanying balance sheet as of March 31, 2025 there was $3,853,491 in current and 18,258 in long term. On December 31,2024 there was only a current liability totaling $3,755,187. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,382,139 and $2,600,129 on March 31, 2025 and December 31, 2024, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,056,653 and $2,207,950 on March 31, 2025 and December 31, 2024, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $224,000 and $212,000 on March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $970,111 and $875,005, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

STEP Revenue

The Company’s STEP operations consist principally of leasing its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any lease payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for an additional 12-month period up to two additional 12-month period maximum of 36-months for the entire agreement. This is a change from prior years which allowed for renewals up to 48 months for a total of 60 months. Agreements may be terminated by either party upon written notice of termination at least sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at their fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee. Management notes with 4-year history of providing this service and additional revenue stream, the Company has only had cancellation of a total of 8 STEP agreements before the 5-year end date of the contract this equates to less than 5% of all agreements.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $17,112,626 and $17,540,827 as of March 31, 2025, and December 31, 2024, respectively.

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

As of March 31, 2025, the Company had 3 customers that accounted for 11%, 13%, and 25% respectively, of total accounts receivable. As of December 31, 2024, the Company had two customers that accounted for 28% and 13% of total accounts receivable.

For the three months ended March 31, 2025 and 2024, the Company had one customer accounting for 14% of the total revenue and another accounting for 10%

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months End March 31
	2025	2024
		(restated)
Net Income	$1,264,060	$468,196
Weighted average common stock outstanding	11,162,037	10,959,298
Incremental shares from stock options	-	1,890
Weighted average common stock outstanding, diluted	11,162,037	10,961,188

Net Income per common share and common equivalent share
Basic	$0.11	$0.04
Diluted	$0.11	$0.04

Note 2. Inventory

Inventory consisted of the following as of:

	March 31, 2025	December 31, 2024

Raw materials, WIP, finished goods and materials being inspected	$15,474,862	$15,070,771
Reserve	(487,371)	(487,371)

Total Inventory	$14,987,491	$14,583,400

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2025	December 31, 2024

Land	$1,778,987	$1,778,987
Building & building improvements	11,523,813	11,523,813
Computer equipment	1,301,700	1,301,700
Furniture and office equipment	349,669	349,669
Machinery and equipment	4,381,623	4,368,752
STEP equipment	2,973,335	2,561,775
Leasehold improvements	340,703	336,763

Total property and equipment	22,649,830	22,221,459
Less: Accumulated depreciation and amortization	(6,331,215)	(6,016,796)

Property and equipment, net	$16,318,615	$16,204,663

Depreciation expenses, including STEP depreciation, were $314,418 and $234,324 for the three months ended March 31, 2025 and 2024, respectively.

VIRTRA, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 4. Intangible Assets

Intangible asset consisted of the following as of:

	March 31, 2025	December 31, 2024
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Acquired lease intangible assets	-	-

Total intangible assets	611,244	611,244
Less accumulated amortization	(54,815)	(52,593)

Intangible assets, net	$556,429	$558,651

Amortization expense was $2,222 and $2,222 for the three months ended March 31, 2025 and 2024, respectively.

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 4.5%. Significant judgment is required when determining the Company’s incremental borrowing rate. The Company uses the implicit rate when readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

VIRTRA, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets, December 31, 2024	$437,095	$716,687
Amortization for the three months ended March 31, 2025	(41,864)	(279,592)
Total operating lease right-of-use asset, March 31, 2025	$395,231	$437,095
Liabilities
Current
Operating lease liability, short-term	$192,669	$192,410
Non-current
Operating lease liability, long-term	221,628	265,111
Total lease liabilities	$414,297	$457,520

Future minimum lease payments as of March 31, 2025, under non-cancellable operating leases are as follows:

2025	$144,204
2026	196,311
2027	99,382

Total Lease Payments	439,897
Less: imputed interest	(25,600)
Operating Lease Liability	$414,297

Rent expenses for the three months ended March 31, 2025 and 2024 were $47,205 and $204,235, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	March 31, 2025	December 31,2024

Salaries and wages payable	$248,283	$545,592
Employee benefits payable	54,099	34,125
Accrued paid time off (PTO)	332,701	322,406
Profit sharing payable	458,970	351,421

Total accrued compensation and related costs	$1,094,053	$1,253,544

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2025	December 31, 2024
Manufacturer’s warranties	$224,000	$212,000
Taxes payable	637,583	-
Miscellaneous payable	145,008	445,114

Total accrued expenses and other current liabilities	$1,006,591	$657,114

VirTra settled a lease dispute on the Kyrene Property (signed in 2018) in February 2025. The entire expense was recorded in the 2024 financial statements, but the cash payout was completed in February of 2025.

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

VIRTRA, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note payable amounts consist of the following:

	March 31, 2025	December 31, 2024

Short-term liabilities
Note payable, principal	$217,877	$218,890
Accrued interest to date	10,575	11,897

Note Payable, short-term	$228,452	$230,787

Long-term liabilities
Note payable, principal	$7,504,157	$7,567,536

Note payable, long term	$7,504,157	$7,567,536

Note 8. Related Party Transactions

None

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending litigation at this time. The Company settled a lease dispute on the Kyrene property (signed in 2018) in February 2025. See Note 6.

Restricted Stock Unit Grants

There were no awards of Restricted Stock units during the three months ending March 31, 2025.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three months ended March 31, 2025 and 2024, $107,549 and $163,500 was expensed to operations for profit sharing.

Note 10. Stockholders’ Equity

Common stock activity

During the three months ended March 31, 2025, the Company settled restricted stock units that had been granted to a director by issuing him 4,500 shares.

Note 11. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

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

Business Strategy

We have two main customer groups, law enforcement and military with a plan to expand our product into the complementary markets of hospitals and private security. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

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

Results of operations for the three months ended March 31, 2025, and March 31, 2024

Revenues. Net sales were $7,160,247 for the three months ended March 31, 2025, compared to the restated $7,346,421 for the same period in 2024, a decrease of $186,174 or 3%. The decrease in revenue is due to a number of customers from our 4th quarter bookings that were not able to accept delivery in the first quarter. A large portion of the 2024 backlog will convert to revenue throughout the 2025 year.

Cost of Sales. Cost of sales was $1,963,367 for the three months ended March 31, 2025, compared to $2,632,257 for the same period in 2024, a decrease of $668,890, or 25%. This decrease in cost of sales reflected our ability to streamline our operations to help increase our margin.

Gross Profit. Gross profit was $5,196,880 for the three months ended March 31, 2025, compared to $4,714,164 for the same period in 2024, an increase of $482,716, or 10%. The gross profit margin for the three months ended March 31, 2025 and 2024 was 73% and 64%, respectively. This increase in margin is solely driven by the decrease in cost of sales as stated above.

Operating Expenses. Net operating expense was $3,829,077 for the three months ended March 31, 2025, compared to $4,063,802 for the same period in 2024, a decrease of $234,725, or 6%. This decrease is occurring because of our drive to maintain or lower our overhead costs this year as we navigate the challenges that will come with the government pauses in contracts.

Operating Income. Operating income was $1,367,803 for the three months ended March 31, 2025, compared to operating income of $650,362 for the same period in 2024, an increase of 717,441 or 110%. This year over year increase is attributed to our savings in cost of goods and operating expenses while maintaining close revenues results.

Other Income. Other expense net of other income was $1,743 for the three months ended March 31, 2025, compared to net other income of $329,271 for the same period in 2024, a decrease of $331,014, or 101%, primarily because we no longer have a sublessee paying rental income in 2025.

Provision (Benefit) for Income Tax. Provision for income tax was $102,000 for the three months ended March 31, 2025, compared to $511,437 for the same period in 2024, a decrease of $409,437, or 80%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $1,264,060 for the three months ended March 31, 2025, compared to a restated net income of $468,196 for the same period in 2024, an increase of $795,864 or 170%. The fluctuation in net income relates to each respective section discussed above.

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

	For the Three Months Ended
	March 31,	March 31,	Increase	%
	2025	2024 (restated)	(Decrease)	Change

Net Income (Loss)	$1,264,060	$468,196	$795,864	170%
Adjustments:
Provision for income taxes	102,000	511,437	(409,437)	(80)%
Depreciation and amortization	316,640	236,547	80,093	34%
Interest (net)	(21,251)	54,575	75,826	139%
EBITDA	1,661,449	1,270,755	390,694	31%
Right of use amortization	41,864	127,893	(86,029)	(67)%

Adjusted EBITDA	$1,703,313	$1,398,648	$304,665	22%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $17,612,626 and $18,040,827 of cash and cash equivalents as of March 31 2025, and December 31, 2024, respectively. Working capital was $35,257,860 and $34,826,680 as of March 31, 2025, and December 31, 2024, respectively.

Net cash provided by operating activities was $65,691 and $5,136,509 for the three months ended March 31, 2025 and 2024, respectively. Net cash provided by operating activities resulted primarily from an increase in accounts receivable and inventory, offset by decreased unbilled revenue and increased accounts payable.

Net cash used in investing activities was $428,371 for the three months ended March 31, 2025, compared to net cash used in investing activities of $1,546,772 for the three months ended March 31, 2024. Investing activities in 2025 and 2024 consisted of purchases of property and equipment,

Net cash used in financing activities was $65,521 for the three months ended March 31, 2025, compared to $24,402 used in the three months ended March 31, 2024. In both periods, cash was used primarily for principal payment of debt. In 2024, this was also offset by the proceeds from the issuance of stock options which we no longer have.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $6.4 million for the three months ended March 31, 2025. The Company has made one change to the booking qualifications in 4th Q 2024. We have strengthened the language in the STEP contract Terms and Conditions to guarantee the agreement for the full three-year term. This change secures future revenue and lowers our risk of unsigned or cancelled contracts. Since the change was only made in Q4 of 2024, we still estimate that there are $5 million in renewable STEP contract options still outstanding. Based on current renewal rates, the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or have uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of March 31, 2025, the Company’s backlog was $21.2 million, consisting of $9.9 million in Capital, $5.8 million in Service and $5.5 million in STEP.

Management estimates that most new capital bookings received in the first quarter of 2025 will be converted to revenue in 2025. Management recognizes that there are a percentage of capital contracts that will extend into 2026 by request of the customers. Management’s estimate for the conversion of backlog is based on current contract delivery dates; however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

With a new federal administration in place at the beginning of 2025, it is unknown what impact that will have on our bookings for the remainder of 2025. Budget cuts have been discussed and we have seen some grants and other federal funding frozen for most of the first quarter, but nothing definitive has occurred as of the date of this report.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025 These weaknesses were (i) lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (ii) failure to implement adequate system and manual controls. As noted in 10-K, until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely the first material weakness will continue. With respect to the second material weakness, our Board of Directors has directed management to implement more effective system and manual controls.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended March 31, 2025, and continuing through 2025, we are implementing more formal review and documentation of workflow processes and increased our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(c)	None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: May 12, 2025	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

