Form 10-Q
period 2025-06-30
VirTra, Inc
filed 2025-08-11
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 11,261,588 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,697,354	$18,040,827
Accounts receivable, net	6,447,542	8,005,452
Inventory, net	12,806,733	14,583,400
Unbilled revenue	1,587,422	2,570,441
Prepaid expenses and other current assets	2,610,223	1,273,115
Total current assets	44,149,274	44,473,235
Long-term assets:
Property and equipment, net	16,451,233	16,204,663
Operating lease right-of-use asset, net	352,730	437,095
Intangible assets, net	2,744,180	558,651
Security deposits, long-term	15,979	35,691
Other assets, long-term	148,177	148,177
Deferred tax asset, net	3,508,399	3,595,574
Total long-term assets	23,220,698	20,979,851
Total assets	$67,369,972	$65,453,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,034,497	$957,384
Accrued compensation and related costs	1,005,621	1,253,544
Accrued expenses and other current liabilities	554,006	657,114
Note payable, current	227,849	230,787
Operating lease liability, short-term	194,917	192,410
Deferred revenue, short-term	7,011,943	6,355,316
Total current liabilities	10,028,833	9,646,555
Long-term liabilities:
Deferred revenue, long-term	2,381,845	2,282,996
Note payable, long-term	7,441,512	7,567,536
Operating lease liability, long-term	174,696	265,111
Other long-term liabilities	-	-
Total long-term liabilities	9,998,053	10,115,643
Total liabilities	20,026,886	19,762,198
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,261,588 shares issued and outstanding as of June 30, 2025, and 11,255,709 shares issued and outstanding as of December 31, 2024	1,126	1,125
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-
Additional paid-in capital	33,127,935	32,915,112
Retained Earnings	14,214,025	12,774,651
Total stockholders’ equity	47,343,086	45,690,888
Total liabilities and stockholders’ equity	$67,369,972	$65,453,086

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
				(Restated)
Revenues:
Net sales	$6,978,938	$6,075,040	$14,139,185	$13,421,461
Total revenue	6,978,938	6,075,040	14,139,185	13,421,461

Cost of sales	2,166,461	550,424	4,129,828	3,182,682

Gross profit	4,812,477	5,524,616	10,009,357	10,238,779

Operating expenses:
General and administrative	3,289,995	3,537,910	6,509,945	6,908,332
Research and development	608,116	855,285	1,217,243	1,548,665

Net operating expense	3,898,111	4,393,195	7,727,188	8,456,997

Income (loss) from operations	914,366	1,131,421	2,282,169	1,781,782

Other income (expense):
Other income	77,873	156,870	149,883	486,141
Gain on forgiveness of note payable	-		-	-
Other (expense) income	(825,925)	-	(899,677)	-

Net other income (expense)	(748,052)	156,870	(749,794)	486,141

Income (Loss) before provision for income taxes	166,314	1,288,291	1,532,375	2,267,923

Provision (Benefit) for income taxes	(9,000)	87,564	93,000	599,000

Net income (loss)	$175,314	$1,200,727	$1,439,375	$1,668,923

Net income (loss) per common share:
Basic	$0.02	$0.11	$0.13	$0.15
Diluted	$0.02	$0.11	$0.13	$0.15

Weighted average shares outstanding:
Basic	11,261,588	11,063,366	11,260,902	10,885,964
Diluted	11,261,588	11,065,866	11,260,902	10,885,964

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total
Six Months Ended June 30, 2025

Balance, December 31, 2024	-	$-	11,255,709	$1,125	$32,915,112	$	$12,774,651	$45,690,888
Stock options exercised	-	-	-	-	-			-
Stock reserved for future services	-	-	-	-	29,514		-	29,514
RSUs issued (stock for services)	-	-	4,500	1	-		-	1
Net income	-	-	-	-	-		1,264,060	1,264,060

Balance, March 31, 2025	-	-	11,260,209	$1,126	32,944,626		14,038,711	46,984,463

Stock options exercised	-	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	183,309	-	-	183,309
RSUs issued (stock for services)	-	-	1,379	-	-	-	-	-
Net income	-	-	-	-	-	-	175,314	175,314
Balance, June 30, 2025	-	$-	11,261,588	$1,126	$33,127,935	$-	$14,214,025	$47,343,086

Six Months Ended June 30, 2024
(Restated)
Balance, Dec 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$-	$11,410,970	$43,369,844
Stock options exercised	-	-	2,500	1	10,749	-	-	10,750
Stock reserved for future services	-	-	-	-	139,999	-	-	139,999
Net income	-	-	-	-	-	-	468,196	468,196
Balance, March 31,2024	-	-	11,109,730	1,110	32,108,513	-	11,879,166	43,988,789

Stock options exercised	-	-	2,500	1	9,400	-	-	9,401
Stock reserved for future services	-	-	-	-	212,004	-	-	212,004
Net income	-	-	-	-	-	-	1,200,727	1,200,727
Balance, June 30,2024	-	$-	11,112,230	$1,111	$32,329,917	$-	$13,079,893	$45,410,921

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2025	2024
		(Restated)
Cash flows from operating activities:
Net income	$1,439,375	$1,668,923
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	829,841	525,077
Right of use amortization	84,365	197,312
Employee stock compensation	212,823	352,005
Changes in operating assets and liabilities:
Accounts receivable, net	1,557,910	7,347,700
Inventory, net	1,776,667	(1,065,835)
Deferred taxes	87,175	(149,958)
Unbilled revenue	983,019	(280,044)
Prepaid expenses and other current assets	(1,337,108)	(1,046,213)
Other assets	19,712	-
Accounts payable and other accrued expenses	(273,918)	(4,967,236)
Operating lease right of use	(87,907)	(207,208)
Deferred revenue	755,476	(1,106,299)
Net cash provided by operating activities	6,047,430	1,268,224

Cash flows from investing activities:
Internal intangible assets	(2,265,489)	-
Purchase of property and equipment	(996,452)	(1,608,798)
Net cash (used in) investing activities	(3,261,941)	(1,608,798)

Cash flows from financing activities:
Principal payments of debt	(128,962)	(117,785)
Stock issued for options exercised	-	20,151
Net cash (used in) financing activities	(128,962)	(97,634)

Net increase (decrease) in cash	2,656,527	(438,208)
Cash and restricted cash, beginning of period	18,040,827	18,849,842
Cash and restricted cash, end of period	$20,697,354	$18,411,634

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$720,951	$5,314,387
Interest paid	$116,415	$84,403

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on June 30, 2025, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2024, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Restatement of Year over Year Revenue Numbers for 2024

During the audit of the 2024 financial statements, it was discovered that due to issues in the implementation of new accounting software, a revenue line was missing in 2023. This occurred when a deposit from a 2021 customer was not accurately entered into the 2021 initial launch of the new accounting system. $747,977 of revenue was recorded in the first quarter of 2024 instead of in 2023, resulting in an overstatement of revenues for the quarter ending March 31, 2024, of $747,977. This adjustment was made in the audited financials of year ending 2024; however, this means that comparatives from 2024 to 2025 will continue to show the decrease of $747,977.

Sources of Revenues

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

	Three Months Ended June 30
	2025				2024
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$106,113	$3,221,977	$1,174,154	$4,502,244	$136,571	$1,927,438	$477,837	$2,541,846
Extended Service-type warranties	41,432	1,007,989	24,885	1,074,306	72,000	1,332,049	22,103	1,426,152
Customized software and content		30,841	-	30,841	-	17,127	82,500	99,627
Installation and training	3,486	150,812	153,552	307,850	4,196	157,691	6,650	168,537
Design & Prototyping		29,861		29,861	-	863,582	-	863,582
STEP	2,392	1,002,663	28,781	1,033,836	-	965,810	9,486	975,296
Total Revenue	$153,423	$5,444,143	$1,381,372	$6,978,938	$212,767	$5,263,697	$598,576	$6,075,040

	Six Months Ended June 30
	(restated)
	2025				2024
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$130,491	$5,193,300	$2,942,789	$8,266,580	$212,351	$5,738,695	$1,008,119	$6,959,165
Extended Service-type warranties	77,357	1,921,310	45,750	2,044,417	72,000	2,202,851	26,305	2,301,156
Customized software and content		97,622	101,832	199,454	-	282,533	82,500	365,033
Installation and training	7,875	330,078	170,601	508,554	4,196	394,030	11,814	410,040
Design & Prototyping		1,145,751		1,145,751	-	1,446,908	-	1,446,908
STEP	4,145	1,911,483	58,801	1,974,429	-	1,920,159	19,000	1,939,159
Total Revenue	$219,868	$10,599,544	$3,319,773	$14,139,185	$288,547	$11,985,176	$1,147,738	$13,421,461

Commercial customers include selling through prime contractors for military or law enforcement contracts domestically. Government customers are defined as directly selling to government agencies. For the three months ended June 30, 2025, governmental customers comprised $5,444,143 or 78% of total net sales, commercial customers comprised $153,423 or 2% of total net sales and international customers comprised $1,381,371 or 20% of total net sales. By comparison, for the three months ended June 30, 2024, governmental customers comprised $5,263,697 or 87% of total net sales, commercial customers comprised $212,767 or 4% of total net sales and international customers comprised $598,576 or 10% of total net sales. For the six months ended June 30, 2025, governmental customers comprised $10,599,544 or 75% of total net sales, commercial customers comprised $219,868 or 2% of total net sales and international customers comprised $3,319,773 or 23% of total net sales. By comparison, for the six months ended June 30, 2024, governmental customers comprised $11,985,176 or 89% of total net sales, commercial customers comprised $288,547 or 2% of total net sales and international customers comprised $1,147,738 or 9% of total net sales. For the six months ended June 30, 2025, and 2024, the Company recorded $1,974,429 and $1,939,159, respectively, in STEP revenue, or 14% and 14%, respectively, of total net sales.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company has identified the following business segments:

●	Simulators and Accessories- These include all variations of the VirTra simulator, Simulated recoil kits, Return first devices, Taser©, OC Spray, low light devices and refill options.
●	Extended Service-type warranties – Warranties on all products past 1 or more years
●	Customized software and Custom content- Contracts with specific suppliers who have asked for content related directly to their situations that we design and film or specific software requests for their system only
●	Installation and Training – Installation of our simulators at the specific sites as well as extra training classes preformed onsite, virtually or at the VirTra Training Center
●	Design and Prototyping – Specific contracts related to hardware development for specific customers
●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

	Three months ending June 30,
Sale of product	2025	2024
Simulators and accessories	$4,502,244	$2,541,846
Extended Service-type warranties	1,074,306	1,426,152
Customized software and content	30,841	99,627
Installation and training	307,850	168,537
Design & Prototyping	29,861	863,582
STEP	1,033,836	975,296
Total consolidated	$6,978,938	$6,075,040

Depreciation and amortization	2025	2024
Simulators and accessories	$165,220	$41,542
Extended Service-type warranties	-	-
Customized software and content	249	-
Installation and training	-	-
Design & Prototyping	22,141	13,325
STEP	144,756	108,000
Corporate	180,835	127,390
Total consolidated	$513,201	$290,257

Segment income (loss)	2025	2024
Simulators and accessories	$2,433,140	$2,314,552
Extended Service-type warranties	1,148,142	2,057,114
Customized software and content	130,959	73,180
Installation and training	96,527	47,237
Design & Prototyping	114,626	589,731
STEP	889,081	442,799
Corporate	(4,637,161)	(4,323,886)
Total	$175,314	$1,200,727

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Expenditures for segment assets	2025	2024
Simulators and accessories	$451,772	$1,340,048
Extended Service-type warranties	-	-
Customized software and content	2,265,489	-
Installation and training	-	-
Design & Prototyping	-	-
STEP	48,445	90,600
Corporate purchases	23,197	-
Expenditures for segment assets	$2,788,903	$1,430,648

Segment assets	2025	2024
Simulators and accessories	$23,417,010	$26,238,698
Extended Service-type warranties	-	-
Customized software and content	365,638	466,778
Installation and training	-	-
Design & Prototyping	248,548	275,184
STEP	1,139,339	986,717
Corporate Assets	42,199,436	36,797,222
Segment assets	$67,369,972	$64,764,599

	Six months ending June 30,
Sale of product	2025	2024
Simulators and accessories	$8,266,580	$6,959,165
Extended Service-type warranties	2,044,417	2,301,156
Customized software and content	199,454	365,033
Installation and training	508,554	410,040
Design & Prototyping	1,145,751	1,446,908
STEP	1,974,429	1,939,159
Total consolidated	$14,139,185	$13,421,461

Depreciation and amortization
Simulators and accessories	$238,346	$102,346
Extended Service-type warranties	-	7,664
Customized software and content	498	1,581
Installation and training	-	1,585
Design & Prototyping	44,281	32,202
STEP	259,997	230,972
Corporate	286,718	148,230
Total consolidated	$829,840	$524,580

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Segment income (loss)
Simulators and accessories	$5,324,460	$4,545,259
Extended Service-type warranties	2,180,509	2,932,119
Customized software and content	414,746	365,033
Installation and training	93,279	51,602
Design & Prototyping	281,930	1,053,645
STEP	1,714,433	1,291,121
Corporate	(8,569,982)	(8,569,856)
Total	$1,439,375	$1,668,923

Expenditures for segment assets
Simulators and accessories	$464,643	$1,354,793
Extended Service-type warranties	-	-
Customized software and content	2,265,489	-
Installation and training	-	-
Design & Prototyping	-	-
STEP	460,005	150,392
Corporate purchases	27,137	12,187
Expenditures for segment assets	$3,217,274	$1,517,372

Segment assets
Simulators and accessories	$23,417,010	$26,238,698
Extended Service-type warranties	-	-
Customized software and content	365,638	466,778
Installation and training	-	-
Design & Prototyping	248,548	275,184
STEP	1,139,339	986,717
Corporate Assets	42,199,436	36,797,222
Segment assets	$67,369,972	$64,764,599

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as both current and long-term liabilities under deferred revenue on the accompanying balance sheet. As of June 30, 2025, there was $4,295,680 in current and $39,115 in long-term. On December 31, 2024, there was only a current liability totaling $3,755,187. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase, but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,716,263 and $2,600,129 as of June 30, 2025, and December 31, 2024, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,342,730 and $2,207,950 as of June 30, 2025, and December 31, 2024, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $227,000 and $212,000 as of June 30, 2025, and December 31, 2024, respectively. During the six months ended June 30, 2025, and 2024, the Company recognized revenue of $2,044,417 and $2,301,156, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

STEP Revenue

The Company’s STEP operations consist principally of leasing its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any lease payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for an additional 12-month period up to two additional 12-month period maximum of 36-months for the entire agreement. This is a change from prior years which allowed for renewals up to 48 months for a total of 60 months. Agreements may be terminated by either party upon written notice of termination at least 60 days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at their fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee. Management notes with the 4-year history of providing this service and additional revenue stream, the Company has only had cancellation of a total of 9 STEP agreements before the 5-year end date of the contract, which equates to less than 5% of all agreements.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $20,197,354 and $17,540,827 as of June 30, 2025, and December 31, 2024, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

Historically, the Company primarily sells its products to U.S. federal, state, and municipal agencies.

As of June 30, 2025, the Company had two customers that accounted for 31% and 13% respectively, of total accounts receivable. As of December 31, 2024, the Company had two customers that accounted for 28% and 13% of total accounts receivable.

As of June 30, 2025, the Company had two suppliers that accounted for 29% and 17% of the total accounts payable.

For the six months ended June 30, 2025, the Company had one customer that accounted for 13% of total revenue and for six months ended June 30, 2024, the Company had 2 customers that accounted for 14% and 12% of total revenue.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended June 30
	2025	2024
Net Income	$175,314	$1,200,727
Weighted average common stock outstanding	11,261,588	11,063,366
Incremental shares from stock options	-	2,500
Weighted average common stock outstanding, diluted	11,261,588	11,065,866

Net Income per common share and common equivalent share
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

	Six Months Ended June 30
	2025	2024
Net Income	$1,439,375	$1,668,923
Weighted average common stock outstanding	11,260,902	10,885,964
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,260,902	10,885,964

Net Income per common share and common equivalent share
Basic	$0.13	$0.15
Diluted	$0.13	$0.15

Note 2. Inventory

Inventory consisted of the following as of:

	June 30, 2025	December 31, 2024

Raw materials, WIP, finished goods and Materials being inspected	$13,294,104	$15,070,771
Reserve	(487,371)	(487,371)

Total Inventory	$12,806,733	$14,583,400

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2025	December 31, 2024
Land	$1,778,987	$1,778,987
Building & Building Improvements	11,544,847	11,523,813
Computer equipment	1,303,864	1,301,700
Furniture and office equipment	349,669	349,669
Machinery and equipment	4,833,395	4,368,752
STEP equipment	3,021,780	2,561,775
Leasehold improvements	340,703	336,763
Construction in Progress	44,666	-

Total property and equipment	23,217,911	22,221,459
Less: Accumulated depreciation and amortization	(6,766,678)	(6,016,796)

Property and equipment, net	$16,451,233	$16,204,663

Depreciation expenses, including STEP depreciation, were $749,879 and $520,633 for the six months ended June 30, 2025, and 2024, respectively.

Note 4. Intangible Assets

Intangible asset consisted of the following as of:

	June 30, 2025	December 31, 2024
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Capitalized Software	2,265,489	-

Total intangible assets	2,876,733	611,244
Less accumulated amortization	(132,553)	(52,593)

Intangible assets, net	$2,744,180	$558,651

Amortization expenses were $80,453 and $4,936 for the six months ended June 30, 2025, and 2024, respectively. In the second quarter, the Company reclassified capitalized software development costs associated with V-XR from work in progress to an intangible asset upon the sale and delivery of the initial unit. The asset is being amortized over five years, reflecting its estimated useful life as determined through comprehensive evaluation.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5. Leases

From 2016 through March 2019, the Company leased approximately 4,529 rentable square feet of office and industrial space from an unaffiliated third party for its machine shop at 2169 East 5th St., Tempe, Arizona 85284. In April 2019, the Company relocated the machine shop from the 5th St. location to 7910 South Kyrene Road, located within the same business complex as its head office. The Company executed a lease amendment to add an additional 5,131 rentable square feet for the machine shop and extended its existing office lease through April 30, 2024. On June 1, 2022, we entered into a new lease of approximately 9,350 square feet located at 12301 Challenger Parkway, Orlando, Florida, from an unaffiliate third party through May 2027.

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

The balance sheet classification of lease assets and liabilities as of June 30, 2025, are as follows:

Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets, December 31, 2024	$437,095	$716,687
Amortization for the six months ended June 30, 2025	(84,365)	(279,592)
Total operating lease right-of-use asset, Jun 30, 2025	$352,730	$437,095
Liabilities
Current
Operating lease liability, short-term	$194,917	$192,410
Non-current
Operating lease liability, long-term	174,696	265,111
Total lease liabilities	$369,613	$457,521

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments as of June 30, 2025, under non-cancellable operating leases are as follows:

NON-Cancelable operating leases

2025	$97,634
2026	196,664
2027	99,382

Total Lease Payments	393,680
Less: imputed interest	(24,067)
Operating Lease Liability	$369,613

Rent expenses for the six months ended June 30, 2025, and 2024 were $93,624 and $335,316, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	June 30, 2025	December 31, 2024
Salaries and wages payable	$451,151	$545,592
Employee benefits payable	35,890	34,125
Accrued paid time off (PTO)	331,909	322,406
Profit sharing payable	186,671	351,421

Total accrued compensation and related costs	$1,005,621	$1,253,544

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2025	December 31, 2024
Manufacturer’s warranties	$227,000	$212,000
Taxes payable	142,972
Miscellaneous payable	184,034	445,114

Total accrued expenses and other current liabilities	$554,006	$657,114

VirTra settled a lease dispute on the Kyrene Property (signed in 2018) in February 2025. The entire expense was recorded in the 2024 financial statements, but the cash payout was not completed until February of 2025.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note payable amounts consist of the following:

	June 30, 2025	December 31, 2024

Short-term liabilities
Note payable, principal	$216,922	$218,890
Accrued interest to date	10,927	11,897

Note Payable, short-term	$227,849	$230,787

Long-term liabilities
Note payable, principal	$7,441,512	$7,567,536

Note payable, long term	$7,441,512	$7,567,536

Note 8. Related Party Transactions

None.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no pending or threatened litigation at this time.

Restricted Stock Unit Grants

During the three months ended June 30, 2025, an employee was granted 1,379 shares of common stock pursuant to the vesting of a Restricted Stock Unit grant.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the six months ended June 30, 2025, and 2024, $(65,182) was credited to operations to account for a true up to actual net income and $313,500 was expensed to operations for profit sharing.

Note 10. Stockholders’ Equity

Common stock activity

During the six months ended June 30, 2025, the Company settled restricted stock units that had been granted to a Vice President by issuing him 1,379 shares.

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

Business Strategy

We have two main customer groups, law enforcement and military with a plan to expand our product into the complementary markets of hospitals and private security. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal in benefit for both our company and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practices is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	VirTra’s Red Dot Optic Training, a 4-hour nationally-certified course developed with Victory First and Aimpoint, equips law enforcement officers with the skills to transition from iron sights to pistol-mounted red dot sights through 21 practical drills. Part of the V-VICTA program, it enhances accuracy and target acquisition while addressing optic failures, offered free to VirTra customers with an annual service agreement

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author® proprietary software allows users to create, edit, and train with content specific to the agency’s objectives and environments. V-Author is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises, and firearms courses of fire. It also allows panoramic photos of any local location so users can train in their actual reality.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons made in the USA. VirTra’s True-Fire® recoil kits do not allow for faulty extra shots. Recoil kits use either CO2 or HPA greatly reducing the need for costly ammunition.

●	Return Fire Device – the patented Threat-Fire® device applies real-world stress on the trainees during simulation training. Stress inoculation is a key component of training exercises. VirTra holds a patent for electronic simulation in simulation making the pairing of the device and the simulators a sourced item.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

●	V-XR is an extended reality headset-based training solution. It comes ready to use out of the box with two headsets, a trainer tablet, charging stations, a router, a casting device, and cables in a portable hard case, with a 3-year manufacturer’s warranty.

Results of operations for the three and six months ended June 30, 2025 and June 30, 2024

Revenues. Net sales were $6,978,938 for the three months ended June 30, 2025, compared to $6,075,040 for the same period in 2024, an increase of $903,898 or 15%. Net sales were $14,139,185 for the six months ended June 30, 2025, compared to $13,421,461 for the same period in 2024, an increase of $717,724 or 5%. The increase in revenue can be attributed to a more difficult Q2 in 2024 than a successful 2025. We are still struggling with a lack of bookings in Q1 and Q2 that could be converted to revenue, along with many bookings from 2024 for which customers have requested delayed deliveries.

Cost of Sales. Cost of sales were $2,166,461 for the three months ended June 30, 2025, compared to $550,424 for the same period in 2024, an increase of $1,616,037 or 294%. Cost of sales were $4,129,828 for the six months ended June 30, 2025, compared to $3,182,682 for the same period in 2024 or an increase of 947,146 or 30%. The dollar increase from 2024 to 2025 correlates to a reclassification of COGS labor related to our development projects in 2024 that as an outlier lowered the COGS, whereas in 2025 we had normal COGS expense associated with such revenue.

Gross Profit. Gross profit was $4,812,477 for the three months ended June 30, 2025, compared to $5,524,616 for the same period in 2024, a decrease of $712,139, or 13%. Gross profit was $10,009,357 for the six months ended June 30, 2025, compared to $10,238,779 for the same period in 2024, a decrease of $229,422, or 2%. The gross profit margin for the three months ended June 30, 2025 and 2024 was 69% and 91%, respectively. The gross profit margin for the six months ended June 30, 2025 and 2024 was 71% and 76%, respectively. This decline is solely driven by the increase in Cost of Sales as stated above.

Operating Expenses. Net operating expense was $3,898,111 for the three months ended June 30, 2025, compared to $4,393,195 for the same period in 2024, a decrease of $495,084, or 11%. Net operating expense was $7,727,188 for the six months ended June 30, 2025, compared to $8,456,997 for the same period in 2024, a decrease of $729,809, or 9%. This decrease comes from the Company’s efforts to lower overhead and operating costs as we navigate an increasingly difficult funding environment for our government customers.

Operating Income. Operating income was $914,366 for the three months ended June 30, 2025, compared to $1,131,421 for the same period in 2024, a decrease of $217,055 or 19%. Operating income was $2,282,169 for the six months ended June 30, 2025, compared to $1,781,782 for the same period in 2024, an increase of $500,387 or 28%.

Other Expense. Other income net of other expense was $(748,052) for the three months ended June 30, 2025, compared to net other income of $156,870 for the same period in 2024, a decrease of $904,922, or 577%, primarily from gain/loss on foreign exchange due to large Canadian orders paying invoices. Other expense was $(749,794) for the six months ended June 30, 2025, compared to net other income of $486,141 for the same period in 2024, a decrease of $1,235,935, or 254%, primarily from gain/loss on foreign exchange.

Provision (Benefit) for Income Tax. Provision for income tax was $9,000 for the three months ended June 30, 2025, compared to $87,564 for the same period in 2024, a decrease of $96,564, or 110%. Provision for income tax was $93,000 for the six months ended June 30, 2025, compared to $599,000 for the same period in 2024, a decrease of $506,000, or 84%. The provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $175,314 for the three months ended June 30, 2025, compared to $1,200,727 for the same period in 2024, a decrease of $1,025,413 or 85%. Net income was $1,439,375 for the six months ended June 30, 2025, compared to $1,668,923 for the same period in 2024, a decrease of $229,548 or 14%. The fluctuations in net income relate to each respective section discussed above.

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

	For the Three Months Ended				For the Six Months Ended
					(Restated)
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change

Net Income (Loss)	$175,314	$1,200,727	$(1,025,413)	-85%	$1,439,375	$1,668,923	$(229,548)	-14%
Adjustments:
Provision for income taxes	(9,000)	87,564	$(96,564)	-110%	93,000	599,000	$(506,000)	-84%
Depreciation and amortization	513,693	288,777	$224,916	310%	830,333	525,570	$304,763	186%
Interest (net)	(26,876)	(34,379)	$7,503	-22%	(48,127)	(88,957)	$40,830	-46%
EBITDA	$653,131	$1,542,689	$(889,558)	-14%	$2,314581	$2,704,536	$281,038)	-10%
Right of use amortization	42,501	69,418	$(26,917)		84,365	199,493	(389,955)

Adjusted EBITDA	$695,632	$1,612,107	$(916,475)	-57%	$2,398,946	$2,904,029	$(505,083)	3%

Liquidity and Capital Resources

Liquidity is an enterprise’s ability to generate enough cash to meet its needs for cash requirements. The Company had $20,697,354 and $18,040,827 of cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively. Working capital was $34,120,441 and $34,826,680 as of June 30, 2025 and December 31, 2024, respectively.

Net cash provided by operating activities was $6,044,492 and $1,268,224 for the six months ended June 30, 2025 and 2024, respectively. Net cash provided by operating activities resulted primarily from the net income for both periods and the decrease in accounts receivable as we have improved collection efforts.

Net cash used in investing activities was $3,261,941 for the six months ended June 30, 2025, compared to net cash used in investing activities of $1,608,798 for the comparable 2024 period. Investing activities in 2025 and 2024 consisted of converting the V-XR software development to an intangible asset valued at approximately $2.2 million.

Net cash used in financing activities was $126,024 for the six months ended June 30, 2025, compared to $97,634 used for the six months ended June 30, 2024. In both periods, cash was used primarily for principal payment of debt. In 2024, this was also offset by the proceeds from the issuance of stock options, which we no longer have in 2025.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $4.6 million for the three months ended and $11 million for the six month ending June 30, 2025. The Company has made one change to the booking qualifications in the fourth quarter of 2024. We have strengthened the language in the STEP contract Terms and Conditions to guarantee the agreement for the full three-year term. This change secures future revenue and lowers our risk of unsigned or cancelled contracts. Since the change was only made in the fourth quarter of 2024, we still estimate that there are approximately $4 million in renewable STEP contract options still outstanding. Based on current renewal rates, the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or have uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2025, the Company’s backlog was $18.8 million, consisting of $7.1 million in Capital, $5.7 million in Service and $6 million in STEP.

Management estimates that most new capital bookings received in the second quarter of 2025 will be converted to revenue in 2025. Management recognizes that there are a percentage of capital contracts that will extend into 2026 by request of the customers. Management’s estimate for the conversion of backlog is based on current contract delivery dates; however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

With a new federal administration in place at the beginning of 2025, it is unknown what impact that will have on our bookings for the remainder of 2025. Budget cuts have been discussed and we have seen some grants and other federal funding frozen for most of the first and second quarter, but nothing definitive has occurred as of the date of this report.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. Management believes there have been no changes in our critical accounting policies during the three months ended June 30, 2025.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. These weaknesses were (i) lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (ii) failure to implement adequate system and manual controls. As noted in the 10-K report, until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely the first material weakness will continue. With respect to the second material weakness, our Board of Directors has directed management to implement more effective system and manual controls and this process is currently underway.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended June 30, 2025, and continuing into 2025, we are implementing more formal review and documentation of workflow processes and increasing our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

VIRTRA, INC.

Date: August 11, 2025	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

