Form 10-Q
period 2025-09-30
VirTra, Inc
filed 2025-11-10
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 11,300,607 shares of common stock outstanding.

2

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,767,105	$18,040,827
Accounts receivable, net	5,008,846	8,005,452
Inventory, net	12,337,341	14,583,400
Unbilled revenue	1,595,419	2,570,441
Prepaid expenses and other current assets	2,546,410	1,273,115
Deferred contract costs – short-term	341,009	-
Total current assets	42,596,130	44,473,235
Long-term assets:
Property and equipment, net	16,346,665	16,204,663
Operating lease right-of-use asset, net	311,859	437,095
Intangible assets, net	2,628,683	558,651
Security deposits, long-term	15,979	35,691
Other assets, long-term	148,177	148,177
Deferred tax asset, net	3,482,134	3,595,574
Deferred contract costs – long-term	673,949	-
Total long-term assets	23,607,446	20,979,851
Total assets	$66,203,576	$65,453,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,184,863	$957,384
Accrued compensation and related costs	916,841	1,253,544
Accrued expenses and other current liabilities	489,527	657,114
Note payable, current	226,910	230,787
Operating lease liability, short-term	195,085	192,410
Deferred revenue, short-term	6,670,352	6,355,316
Total current liabilities	9,683,578	9,646,555
Long-term liabilities:
Deferred revenue, long-term	2,175,811	2,282,996
Note payable, long-term	7,378,357	7,567,536
Operating lease liability, long-term	135,196	265,111
Total long-term liabilities	9,689,364	10,115,643
Total liabilities	19,372,942	19,762,198
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,283,107 shares issued and outstanding as of September 30, 2025 and 11,255,709 shares issued and outstanding as of December 31, 2024	1,128	1,125
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	33,004,048	32,915,112
Retained Earnings	13,825,458	12,774,651
Total stockholders’ equity	46,830,634	45,690,888
Total liabilities and stockholders’ equity	$66,203,576	$65,453,086

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
				(Restated)
Revenues:
Net sales	$5,349,993	$7,484,269	$19,489,178	$20,905,730
Total revenue	5,349,993	7,484,269	19,489,178	20,905,730

Cost of sales	1,831,969	1,986,296	5,961,795	5,168,978

Gross profit	3,518,024	5,497,973	13,527,383	15,736,752

Operating expenses:
General and administrative	3,278,663	3,615,947	9,788,609	10,925,915
Research and development	689,521	1,126,394	1,906,764	2,273,422

Net operating expense	3,968,184	4,742,341	11,695,373	13,199,337

Income (loss) from operations	(450,160)	755,632	1,832,010	3,285,392

Other income (expense):
Other income	114,454	104,447	264,337	731,847
Other (expense)	(24,771)	(68,978)	(924,449)	(210,237)

Net other income (expense)	89,683	35,469	(660,112)	521,610

Income (Loss) before provision for income taxes	(360,477)	791,101	1,171,898	3,059,025

Provision (Benefit) for income taxes	28,090	208,000	121,091	807,000

Net income (loss)	$(388,567)	$583,101	$1,050,807	$2,252,025

Net income (loss) per common share:
Basic	$(0.03)	$0.05	$0.09	$0.21
Diluted	$(0.03)	$0.05	$0.09	$0.21

Weighted average shares outstanding:
Basic	11,269,164	11,175,882	11,263,694	10,982,083
Diluted	11,269,164	11,175,882	11,263,694	10,982,083

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Nine Months Ended Sept 30, 2025

Balance, December 31, 2024	-	$-	11,255,709	$1,125	$32,915,112	$12,774,651	$45,690,888
Stock options exercised			-	-	-	-	-
Stock reserved for future services	-	-	-	-	29,514	-	29,514
RSUs issued (stock for services)	-	-	4,500	1	-	-	1
Net income	-	-	-	-	-	1,264,060	1,264,060

Balance, March 31, 2025	-	-	11,260,209	1,126	32,944,626	14,038,711	46,984,463

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	183,309	-	183,309
RSUs issued (stock for services)	-	-	1,379	-	-	-	-
Net income	-	-	-	-	-	175,314	175,314
Balance, June 30, 2025	-	-	11,261,588	1,126	33,127,935	14,214,025	47,343,086

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	(250,252)	-	(250,252)
RSUs issued (stock for services)	-	-	21,519	2	126,365	-	126,367
Net income	-	-	-	-	-	(388,567)	(388,567)
Balance, Sept 30, 2025	-	$-	11,283,107	$1,128	$33,004,048	$13,825,458	$46,830,634

Nine Months Ended Sept 30, 2024
(Restated)
Balance, Dec 31, 2023	-	-	11,107,230	$1,109	$31,957,765	$11,410,970	$43,369,844
Stock options exercised	-	-	2,500	1	10,749	-	10,750
Stock reserved for future services	-	-	-	-	139,999	-	139,999
RSUs issued (stock for services)	-	-	-	-	-	-	-
Net income	-	-	-	-	-	468,196	468,196
Balance, March 31, 2024	-	-	11,109,730	1,110	32,108,513	11,879,166	43,988,789

Stock options exercised	-	-	2,500	1	9,400	-	9,401
Stock reserved for future services	-	-	-	-	212,004	-	212,004
RSUs issued (stock for services)	-
Net income	-	-	-	-	-	1,200,728	1,200,728
Balance, June 30, 2024	-	-	11,112,230	1,111	32,329,917	13,079,893	45,410,921

Stock options exercised	-	-			156,002	-	156,002
Stock reserved for future services	-	-	-	-	-	-	-
RSUs issued (stock for services)	-	-	130,695	13	-	-	13
Net income	-	-	-	-	-	583,101	583,101
Balance, Sept 30, 2024	-	-	11,242,925	$1,124	$32,485,919	$13,662,995	$46,150,038

See accompanying notes to unaudited condensed financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2025	2024
		(restated)
Cash flows from operating activities:
Net income	$1,050,807	$2,252,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	952,407	834,494
Right of use amortization	125,236	238,213
Employee stock compensation	88,938	-
Bad debt expense	-	-
Stock issued for service	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,996,606	9,255,373
Inventory, net	2,246,059	(1,507,068)
Deferred Contract Costs – short-term	(341,009)	-
Deferred taxes	113,440	132,151
Deferred Contract Costs – long-term	(673,949)	-
Unbilled revenue	975,022	(1,149,314)
Prepaid expenses and other current assets	(1,273,295)	(979,345)
Other assets	19,712	-
Accounts payable and other accrued expenses	(276,810)	(4,921,027)
Operating lease right of use	(127,239)	(61,704)
Deferred revenue	207,851	(1,927,880)
Net cash provided by operating activities	6,083,776	2,165,918

Cash flows from investing activities:
Internal intangible assets	(2,265,489)	-
Purchase of property and equipment	(898,953)	(1,692,249)
Net cash (used in) investing activities	(3,164,442)	(1,692,249)

Cash flows from financing activities:
Principal payments of debt	(193,056)	(183,221)
Stock issued for options exercised	-	528,165
Net cash provided by (used in) financing activities	(193,056)	344,944

Net increase (decrease) in cash	2,726,278	818,613
Cash and restricted cash, beginning of period	18,040,827	18,849,842
Cash and restricted cash, end of period	$20,767,105	$19,668,455

Supplemental disclosure of cash flow information:
Income taxes paid	$599,237	$5,315,442
Interest paid	$175,008	$182,419

See Note 4. for additional details concerning intangible asset classification and see accompanying notes to unaudited condensed financial statements.

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on September 30, 2025, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2024, balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30
	2025				2024
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$61,255	$1,915,280	$1,119,252	$3,095,787	$165,852	$4,045,332	$308,718	$4,519,902
Extended Service-type warranties	34,679	805,771	37,072	877,522	23,528	1,307,200	25,060	1,355,788
Customized software and content	-	-	-	-	15,420	107,942	-	123,362
Installation and training	-	149,237	(15,500)	133,737	-	147,128	11,553	158,681
Design & Prototyping	-	154,663	-	154,663	-	398,672	-	398,672
STEP	2,392	1,050,250	35,642	1,088,284	-	849,150	78,714	927,864
Total Revenue	$98,326	$4,075,201	$1,176,466	$5,349,993	$204,800	$6,855,425	$424,045	$7,484,269

	Nine Months Ended September 30 (RESTATED)
	2025				2024
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$191,746	$7,108,579	$4,062,041	$11,362,366	$378,204	$9,784,028	$1,316,835	$11,479,067
Extended Service-type warranties	112,036	2,727,081	82,822	2,921,939	95,528	3,510,051	51,365	3,656,944
Customized software and content	-	97,622	101,832	199,454	15,420	390,475	82,500	488,395
Installation and training	7,875	479,315	155,101	642,291	4,196	841,158	23,367	568,721
Design & Prototyping	-	1,300,415	-	1,300,415	-	1,845,580	-	1,845,580
STEP	6,537	2,961,733	94,443	3,062,713	-	2,769,309	97,714	2,867,023
Total Revenue	$318,194	$14,674,745	$4,496,239	$19,489,178	$493,348	$18,840,601	$2,319,758	$20,905,730

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Commercial customers include selling through prime contractors for military or law enforcement contracts domestically. Government customers are defined as directly selling to government agencies. For the three months ended September 30, 2025, governmental customers comprised $4,075,201 or 76% of total net sales, commercial customers comprised $98,326 or 2% of total net sales and international customers comprised $1,176,466 or 22% of total net sales. By comparison, for the three months ended September 30, 2024, governmental customers comprised $6,855,425 or 92% of total net sales, commercial customers comprised $204,800 or 3% of total net sales and international customers comprised $424,045 or 6% of total net sales. For the nine months ended September 30, 2025, governmental customers comprised $14,674,745 or 75% of total net sales, commercial customers comprised $318,194 or 2% of total net sales and international customers comprised $4,496,239 or 23% of total net sales. By comparison, for the nine months ended September 30, 2024, governmental customers comprised $18,840,601 or 87% of total net sales, commercial customers comprised $493,348 or 2% of total net sales and international customers comprised $2,319,758 or 11% of total net sales. For the nine months ended September 30, 2025, and 2024, the Company recorded $3,062,713 and $2,867,023, respectively, in STEP revenue, or 16% and 14%, respectively, of total net sales.

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

The Company has identified the following business segments:

●	Simulators and Accessories- These include all variations of the VirTra simulator, simulated recoil kits, Return first devices, Taser©, OC Spray, low light devices and refill options.
●	Extended Service-type warranties – Warranties on all products past 1 or more years
●	Customized software and Custom content- Contracts with specific suppliers who have asked for content related directly to their situations that we design and film or specific software requests for their system only
●	Installation and Training – Installation of our simulators at the specific sites as well as extra training classes preformed onsite, virtually or at the VirTra Training Center
●	Design and Prototyping – Specific contracts related to hardware development for specific customers
●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

	Three months ending September 30, 2025
Sale of product	2025	2024
Simulators and accessories	$3,095,787	$4,519,902
Extended Service-type warranties	877,522	1,355,788
Customized software and content	-	123,362
Installation and training	133,737	158,681
Design & Prototyping	154,663	398,672
STEP	1,088,284	927,864
Total consolidated	$5,349,993	$7,484,269

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization	2025	2024
Simulators and accessories	$85,489	$71,518
Extended Service-type warranties	-	-
Customized software and content	249	5,833
Installation and training	-	-
Design & Prototyping	22,141	22,141
STEP	140,231	111,103
Corporate	(125,544)	98,821
Total consolidated	$122,566	$309,417

Segment income (loss)	2025	2024
Simulators and accessories	$1,169,158	$2,342,110
Extended Service-type warranties	1,081,636	1,480,951
Customized software and content	108,600	123,363
Installation and training	(58,075)	(109,896)
Design & Prototyping	268,654	1,004,713
STEP	948,053	656,733
Corporate	(3,860,593)	(4,914,870)
Total	$(388,567)	$583,104

Net of expenditures and disposals for segment assets	2025	2024
Simulators and accessories	$-	$36,443
Extended Service-type warranties	-	-
Customized software and content	-	-
Installation and training	-	-
Design & Prototyping	-	-
STEP	117,205	60,233
Corporate purchases	(308,594)	78,200
Expenditures for segment assets	$(191,389)	$174,876

Segment assets	2025	2024
Simulators and accessories	$21,531,403	$24,661,568
Extended Service-type warranties	-	-
Customized software and content	292,247	329,372
Installation and training	-	-
Design & Prototyping	307,456	1,388,148
STEP	1,116,313	935,846
Corporate Assets	42,956,157	38,753,442
Segment assets	$66,203,576	$66,068,376

See Note 3. for additional details about segment asset expenditures

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Nine months ending September 30, 2025
Sale of product	2025	2024
Simulators and accessories	$11,362,366	$11,479,067
Extended Service-type warranties	2,921,939	3,656,944
Customized software and content	199,454	488,395
Installation and training	642,291	568,721
Design & Prototyping	1,300,415	1,845,580
STEP	3,062,713	2,867,023
Total consolidated	$19,489,179	$20,905,730

Depreciation and amortization	2025	2024
Simulators and accessories	$323,834	$173,864
Extended Service-type warranties	-	-
Customized software and content	748	748
Installation and training	-	-
Design & Prototyping	66,422	54,343
STEP	400,228	342,074
Corporate	161,175	256,798
Total consolidated	$952,407	$827,827

Segment income (loss)	2025	2024
Simulators and accessories	$6,493,618	$6,887,367
Extended Service-type warranties	3,262,145	4,413,070
Customized software and content	523,347	488,396
Installation and training	35,204	-58,294
Design & Prototyping	550,584	2,058,358
STEP	2,662,486	1,947,854
Corporate	(12,476,576)	(13,484,727)
Total	$1,050,808	$2,252,024

Net of expenditures and disposals for segment assets	2025	2024
Simulators and accessories	$464,643	$1,501,438
Extended Service-type warranties	-	-
Customized software and content	2,265,489	-
Installation and training	-	-
Design & Prototyping	-	-
STEP	577,210	210,625
Corporate purchases	(281,457)	(19,815)
Expenditures for segment assets	$3,025,885	$1,692,248

Segment assets	2025	2024
Simulators and accessories	$21,531,403	$24,661,568
Extended Service-type warranties	-	-
Customized software and content	292,247	329,372
Installation and training	-	-
Design & Prototyping	307,456	1,388,148
STEP	1,116,313	935,846
Corporate Assets	42,956,157	38,753,442
Segment assets	$66,203,576	$66,068,376

See Note 3. for additional details about segment asset expenditures

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as both current and long-term liabilities under deferred revenue on the accompanying balance sheet. As of September 30, 2025, there was $3,878,940 in current and $26,960 in long-term. On December 31, 2024, there was only a current liability totaling $3,755,187. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,791,412 and $2,600,129 as of September 30, 2025, and December 31, 2024, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $2,148,850 and $2,207,950 as of September 30, 2025, and December 31, 2024, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $194,000 and $212,000 as of September 30, 2025, and December 31, 2024, respectively. During the nine months ending September 30, 2025, and 2024, the Company recognized revenue of $2,921,939 and $2,439,199, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

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

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $20,267,105 and $17,540,827 as of September 30, 2025, and December 31, 2024, respectively.

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

As of September 30, 2025, the Company had one customer that accounted for 40% of total accounts receivable. As of December 31, 2024, the Company had two customers that accounted for 28% and 13% of total accounts receivable.

As of September 30, 2025, the Company had two suppliers that accounted for 15% and 14% of the total accounts payable.

For the three months ended September 30, 2025, the Company had one customer that accounted for 12% of total revenue and for three months ended September 30, 2024, one customer exceeded 10% of total revenues.

For the nine months ended September 30, 2025, the Company had no customers that accounted for more than 10% of total revenue and for nine months ended September 30, 2024, no single customer exceeded 10% of total revenues.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended September 30
	2025	2024
		(restated)
Net Income (Loss)	$(388,567)	$583,101
Weighted average common stock outstanding	11,269,164	11,175,882
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,269,164	11,175,882

Net Income (Loss) per common share and common equivalent share
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

	Nine Months Ended September 30
	2025	2024
Net Income	$1,050,808	$2,252,025
Weighted average common stock outstanding	11,263,694	10,982,083
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,263,694	10,982,083

Net Income (Loss) per common share and common equivalent share
Basic	$0.09	$0.21
Diluted	$0.09	$0.21

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2. Inventory

Inventory consisted of the following as of:

	September 30, 2025	December 31, 2024

Raw materials, WIP, finished goods and Materials being inspected	$12,824,712	$15,070,771
Reserve	(487,371)	(487,371)

Total Inventory	$12,337,341	$14,583,400

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2025	December 31, 2024
Land	$1,778,987	$1,778,987
Building & Building Improvements	11,566,566	11,523,813
Computer equipment	970,083	1,301,700
Furniture and office equipment	353,137	349,669
Machinery and equipment	4,833,395	4,368,752
STEP equipment	3,138,985	2,561,775
Leasehold improvements	340,703	336,763
Construction in Progress	138,556	-

Total property and equipment	23,120,412	22,221,459
Less: Accumulated depreciation and amortization	(6,773,747)	(6,016,796)

Property and equipment, net	$16,346,665	$16,204,663

Depreciation expenses, including STEP depreciation, were $1,101,013 and $827,828 for the nine months ended September 30, 2025, and 2024, respectively. In the third quarter of 2025, the Company disposed of approximately $344,000 worth of outdated IT equipment that has been fully depreciated and no longer had value.

Note 4. Intangible Assets

Intangible asset consisted of the following as of:

	September 30, 2025	December 31, 2024
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Capitalized software	2,265,489	-
Acquired lease intangible assets	-	-

Total intangible assets	2,876,733	611,244
Less accumulated amortization	(248,050)	(52,593)

Intangible assets, net	$2,628,683	$558,651

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Amortization expenses were $196,196 and $6,667 for the nine months ended September 30, 2025, and 2024, respectively.

In the second quarter of 2025, the Company reclassified capitalized software development costs associated with V-XR from work in progress to an intangible asset upon the sale and delivery of the initial unit. The asset is being amortized over five years, reflecting its estimated useful life as determined through comprehensive evaluation.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The balance sheet classification of lease assets and liabilities as of September 30, 2025, are as follows:

Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets, December 31, 2024	$437,095	$716,687
Amortization for the nine months ended September 30, 2025	(125,236)	(279,592)
Total operating lease right-of-use asset, September 30, 2025	$311,859	$437,095
Liabilities
Current
Operating lease liability, short-term	$195,085	$192,410
Non-current
Operating lease liability, long-term	135,196	265,111
Total lease liabilities	$330,281	$457,521

Future minimum lease payments as of September 30, 2025, under non-cancellable operating leases are as follows:

2025	$48,465
2026	196,311
2027	99,382

Total Lease Payments	344,158
Less: imputed interest	(13,877)
Operating Lease Liability	$330,281

Rent expenses for the nine months ended September 30, 2025, and 2024 were $145,588 and $382,162, respectively.

Note 6. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	September 30, 2025	December 31, 2024
Salaries and wages payable	$330,475	$545,592
Employee benefits payable	21,974	34,125
Accrued paid time off (PTO)	324,139	322,406
Profit sharing payable	240,253	351,421

Total accrued compensation and related costs	$916,841	$1,253,544

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2025	December 31, 2024
Manufacturer’s warranties	$194,000	$212,000
Taxes payable	142,972
Miscellaneous payable	152,555	445,114

Total accrued expenses and other current liabilities	$489,527	$657,114

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

Note payable amounts consist of the following:

	September 30, 2025	December 31, 2024

Short-term liabilities
Note payable, principal	$215,983	$218,890
Accrued interest to date	10,927	11,897

Note Payable, short-term	$226,910	$230,787

Long-term liabilities
Note payable, principal	$7,378,357	$7,567,536

Note payable, long term	$7,378,357	$7,567,536

Note 8. Related Party Transactions

None.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is notified of litigation or that a claim is being made against it. The Company evaluates contingencies on an on-going basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. There is no known pending or threatened litigation at this time.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Unit Grants

During the three months ended September 30, 2025, an employee was granted 6,624 shares of common stock pursuant to the vesting of a Restricted Stock Unit grant, and the Company’s Chief Executive Officer was granted 14,895 shares of common stock (after deducting 10,105 shares for the estimated tax liability) pursuant to a discretionary grant under his Restricted Stock Unit Agreement.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the nine months ended September 30, 2025, and 2024, $(240,253) was credited to the operations to account for a true up to actual net income and $500,000 was expensed to operations for profit sharing, respectively.

Note 10. Stockholders’ Equity

Common stock activity

During the nine months ended September 30, 2025, the Company settled restricted stock units as follows:

●	to a Vice President by issuing him 1,379 shares;
●	to the Chief Technology Officer by issuing him 6,624 shares; and
●	to the Chief Executive Officer as described in Note 9 above by issuing him 14,895 shares.

Note 11. Subsequent Events

A total of 17,500 shares of common stock were granted to the Company’s four directors in consideration for their services as directors.

In October of 2025, the Company’s board of directors authorized sending a letter of intent to the landlord of our Orlando office for VirTra to purchase the building on Challenger Parkway by April 1st , 2026.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbour” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider numerous factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or people acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Business Strategy

We have two main customer groups, law enforcement and military, with a plan to expand our product into the complementary markets of hospitals and private security. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce and market the most effective simulators possible. Through disciplined growth in our business, we have achieved a solid balance sheet by increasing our working capital and limiting our bank debt. We plan to add staff to our experienced management team as needed to meet the expected increase in demand for our products and services as we increase our marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new products and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release revolutionary new products and services as well as continue incremental improvements to existing product lines. In some cases, the company may enter a new market segment via the introduction of a new type of product or service.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal in benefit for both our company and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

◌	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

◌	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practices are being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

◌	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

◌	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

◌	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

◌	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	VirTra’s Red Dot Optic Training, a 4-hour nationally certified course developed with Victory First and Aimpoint, equips law enforcement officers with the skills to transition from iron sights to pistol-mounted red dot sights through 21 practical drills. Part of the V-VICTA program, it enhances accuracy and target acquisition while addressing optic failures, offered free to VirTra customers with an annual service agreement

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author® proprietary software allows users to create, edit, and train with content specific to the agency’s objectives and environments. V-Author is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises, and firearms courses of fire. It also allows panoramic photos of any local location so users can train in their actual reality.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons made in the USA. VirTra’s True-Fire® recoil kits do not allow for faulty extra shots. Recoil kits use either CO2 or HPA greatly reducing the need for costly ammunition.

●	Return Fire Device – the patented Threat-Fire® device applies real-world stress on the trainees during simulation training. Stress inoculation is a key component of training exercises. VirTra holds a patent for electronic simulation in simulation making the pairing of the device and the simulators a sourced item.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

●	V-XR is an extended reality headset-based training solution. It comes ready to use out of the box with two headsets, a trainer tablet, charging stations, a router, a casting device, and cables in a portable hard case, with a 3-year manufacturer’s warranty.

Results of operations for the three and nine months ended September 30, 2025 and September 30, 2024

Revenues. Net sales were $5,349,993 for the three months ended September 30, 2025, compared to $7,484,269 for the same period in 2024, a decrease of $2,134,276 or 29%. Net sales were $19,489,178 for the nine months ended September 30, 2025, compared to $20,905,730 for the same period in 2024, a decrease of $1,416,552 or 7%. The decrease in revenue can be attributed to slower bookings in the second quarter and at the beginning of the third quarter, so we were unable to convert many bookings into revenue.

Cost of Sales. Cost of sales were $1,831,969 for the three months ended September 30, 2025, compared to $1,986,296 for the same period in 2024, a decrease of $154,327 or 8%. Cost of sales were $5,961,795 for the nine months ended September 30, 2025, compared to $5,168,978 for the same period in 2024 or an increase of $792,817 or 15%. The dollar increase from 2024 to 2025 correlates to the closing of multiple R&D projects in the quarter that resulted in an expense being recorded, but not related to revenue.

Gross Profit. Gross profit was $3,518,024 for the three months ended September 30, 2025, compared to $5,497,973 for the same period in 2024, a decrease of $1,979,949, or 36%. Gross profit was $13,527,383 for the nine months ended September 30, 2025, compared to $15,736,752 for the same period in 2024, a decrease of $2,209,369, or 14%. The gross profit margin for the three months ended September 30, 2025 and 2024 was 66% and 73%, respectively. The gross profit margin for the nine months ended September 30, 2025 and 2024 was 69% and 75%, respectively. This decline is driven by the increase in Cost of Sales for the year along with the closing of projects without supporting revenue as stated above.

Operating Expenses. Net operating expense was $3,968,184 for the three months ended September 30, 2025, compared to $4,742,341 for the same period in 2024, a decrease of $774,157, or 16%. Net operating expense was $11,695,373 for the nine months ended September 30, 2025, compared to $13,199,337 for the same period in 2024, a decrease of $1,503,964, or 11%. This decrease comes from the Company’s efforts to lower overhead and operating costs as we navigate an increasingly difficult funding environment for our government customers.

Operating Income/Loss. Operating loss was $450,160 for the three months ended September 30, 2025, compared to $755,632 operating income for the same period in 2024, a decrease of $1,205,792 or 160%. Operating income was $1,832,010 for the nine months ended September 30, 2025, compared to $3,285,392 for the same period in 2024, a decrease of $1,453,382 or 44%.

Other Income/Expense. Other income net of other expense was $89,683 for the three months ended September 30, 2025, compared to net other income of $35,469 for the same period in 2024, an increase of $54,214, or 153%, primarily from interest income. Other expense was $660,112 for the nine months ended September 30, 2025, compared to net other income of $521,610 for the same period in 2024, a decrease of $1,181,722, or 227%, primarily from gain/loss on foreign exchange.

Provision (Benefit) for Income Tax. Provision for income tax was $28,090 for the three months ended September 30, 2025, compared to $208,000 for the same period in 2024, a decrease of $179,910, or 86%. Provision for income tax was $121,091 for the nine months ended September 30, 2025, compared to $807,000 for the same period in 2024, a decrease of $685,909, or 85%. The provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income/Loss. Net loss was $388,567 for the three months ended September 30, 2025, compared to $583,101 net income for the same period in 2024, a decrease of $971,668 or 167%. Net income was $1,050,807 for the nine months ended September 30, 2025, compared to $2,252,025 for the same period in 2024, a decrease of $1,201,218 or 53%. The fluctuations in net income relate to each respective section discussed above.

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

	For the Three Months Ended				For the Nine Months Ended
					(Restated)
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change

Net Income (Loss)	$(388,567)	$583,101	$(971,668)	-167%	$1,050,807	$2,252,025	$(1,201,218)	-53%
Adjustments:
Provision for income taxes	28,090	208,000	(179,910)	-86%	121,091	807,000	(685,909)	-85%
Depreciation and amortization	466,876	308,924	157,952	51%	1,297,209	834,494	462,715	55%
Interest (net)	(55,831)	(55,919)	88	0%	(103,958)	(144,876)	40,918	-28%
EBITDA	50,568	1,044,106	(993,539)	-95%	2,365,149	3,748,643	(1,383,494)	-37%
Right of use amortization	40,871	38,720	2,151	6%	125,236	238,213	(112,977)	-47%

Adjusted EBITDA	$91,438	$1,082,826	$(991,388)	-92%	$2,490,385	$3,986,856	$(1,496,471)	-38%

Liquidity and Capital Resources

Liquidity is an enterprise’s ability to generate enough cash to meet its needs for cash requirements. The Company had $20,767,105 and $18,040,827 of cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively. Working capital was $32,912,552 and $34,826,680 as of September 30, 2025 and December 31, 2024, respectively.

Net cash provided by operating activities was $6,083,776 and $2,165,918 for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by operating activities resulted primarily from the decrease in accounts receivable and inventory.

Net cash used in investing activities was $3,164,442 for the nine months ended September 30, 2025, compared to net cash used in investing activities of $1,692,249 for the comparable 2024 period. Investing activities in 2025 and 2024 consisted of converting the V-XR software development to an intangible asset valued at approximately $2.2 million.

Net cash used in financing activities was $193,056 for the nine months ended September 30, 2025, compared to $344,944 provided for the nine months ended September 30, 2024. In both periods, cash was used primarily for principal payment of debt. In 2024, this was also offset by the proceeds from the issuance of stock options, which we no longer have in 2025.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $8.4 million for the three months ended and $19.4 million for the nine months ending September 30, 2025. The Company has made one change to the booking qualifications in the fourth quarter of 2024. We have strengthened the language in the STEP contract Terms and Conditions to guarantee the agreement for the full three-year term. This change secures future revenue and lowers our risk of unsigned or cancelled contracts. Since the change was only made in the fourth quarter of 2024, we still estimate that there are approximately $3.2 million in renewable STEP contract options still outstanding. Based on current renewal rates, the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or have uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2025, the Company’s backlog was $21.9 million, consisting of $10.2 million in Capital, $5.3 million in Service and $6.4 million in STEP.

A portion of new capital bookings received in the third quarter of 2025 was converted to revenue in the third quarter, and management recognizes that a portion of capital contracts will extend into 2026 by request of the customers. Management’s estimate for the conversion of backlog is based on current contract delivery dates; however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

With a new federal administration in place at the beginning of 2025, it is unknown what impact that will have on our bookings for the remainder of 2025. Additionally we note that although the Government shutdown began at the start of the fourth quarter and does not impact this third quarter report, it will make an impact on the Company in the fourth quarter as all federal funding is currently shut down. We are continuing to monitor the status and timing with all agencies as this shutdown can delay new contract bookings as well as cause delay in receipts of current deliverables that are not known at this time.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. Management believes there have been no changes in our critical accounting policies during the three months ended September 30, 2025.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. These weaknesses were (i) lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (ii) failure to implement adequate system and manual controls. As noted in the 10-K report, until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely the first material weakness will continue. With respect to the second material weakness, our Board of Directors has directed management to implement more effective system and manual controls and this process is currently underway.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended September 30, 2025, and continuing into 2025, we are implementing more formal review and documentation of workflow processes and increasing our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

VIRTRA, INC.

Date: November 10, 2025	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

