Form 10-K
period 2025-12-31
VirTra, Inc
filed 2026-03-26
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2025, was approximately $65,136,216.

As of March 23, 2026, the registrant had 11,303,885 outstanding shares of common stock.

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

The VirTra firearms training simulator allows marksmanship and realistic scenario-based training to take place on a daily basis without the need for a shooting range, protective equipment, role players, safety officers, or a scenario-based training site. We have developed a higher standard in simulation training including capabilities such as multi-screen, video-based scenarios, unique scenario authoring ability, superior training scenarios, the patented Threat-Fire™ shoot-back system, powerful gas-powered simulated recoil weapons, and more. The simulator also allows students to receive immediate feedback from the instructor without the potential for sustaining injuries by the instructor or the students. The instructor is able to teach and remediate critical issues, while placing realistic stress on the students due to the realism and safe training environment created by the VirTra simulator.

Business Strategy

We have two main customer groups, namely, law enforcement and military. These are different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulator sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce, and market highly effective simulators and critical in-house integration components. We focus on delivering integrated solutions that enhance performance, reliability, and scalability for our customers. Through disciplined execution, we have strengthened our financial position by increasing working capital and limiting bank debt. We plan to selectively expand our management and technical teams as needed to support anticipated demand and increased marketing and sales activities.

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new products and/or service offerings for the purpose of widening the number of customer types who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our Company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release new products and services, as well as continue incremental improvements to existing product lines. In certain cases, the Company may enter new market segments through the introduction of new types of products or services. We also intend to leverage advancements in artificial intelligence and large language models to enhance realism, improve user interaction and client relatability, and reduce development time and costs across our product portfolio.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practice is being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	VirTra’s Red Dot Optic Training, a 4-hour nationally certified course developed with Victory First and Aimpoint, equips law enforcement officers with the skills to transition from iron sights to pistol-mounted red dot sights through 21 practical drills. Part of the V-VICTA program, it enhances accuracy and target acquisition while addressing optic failures, offered free to VirTra customers with an annual service agreement

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author™ Software allows users to create, edit, and train with content specific to agency’s objectives and environments. V-Author™ is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises and firearms courseware proven to be highly effective for users of VirTra simulation products.

●	True-Fire™ is the improved version of VirTra’s patented drop-in recoil kits that greatly increases reliability of laser activation. VirTra’s experienced engineering team introduced proprietary mechanical enhancements and upgraded firmware/software to enable more accurate differentiation of intentional versus unintentional activation of the recoil kit laser. This helped to further reduce the rare chance of laser activation when the weapon is manipulated, tapped, or dropped during simulation training.

●	Return Fire Device – the patented Threat-Fire™ device which applies real-world stress on the trainees during simulation training.

●	VirTra has installed a volumetric video capture studio in order to create training scenarios that are used in either screen-based simulators or headset-based simulators. Volumetric video realism far exceeds that of computer-generated avatars which likely gives VirTra a strategic advantage for highly desired de-escalation training, especially when simulating human interaction is required. By using this studio, along with outside filming, we are able to offer customers the ability to purchase custom scenarios to meet their specific needs.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

●	V-XR is an extended reality headset-based training solution. It comes ready to use out of the box with two headsets, a trainer tablet, charging stations, a router, a casting device, and cables in a portable hard case, with a 3-year manufacturer’s warranty.

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

We believe that our products and services are superior to those offered by our competitors based on our association with industry experts, the strength in developing a more effective training solution ecosystem, our patented products and our extensive library of training content that is certified by IADELST that would require time and a substantial investment by a competitor to offer a comparable product.

VirTra buys and tests new headsets on a regular basis and has made some software and content preparations to add a variety of commercial off the shelf headset-based product to our offerings. VirTra recoil kits, return fire devices and other accessories would likely also work with a headset-based product in an indirect way.

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

As of the end of 2025, VirTra owns 8 issued patents, one of which was granted in 2025. Three previously filed patent applications are under USPTO examination and awaiting determination, a process that can take up to 30 months from the application date, and longer in some cases. In addition, two patent applications were filed with the USPTO in 2025.  Finally, VirTra is in the drafting phase of five patent applications that have not yet been filed with USPTO.

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

Research and Development

During the years ended December 31, 2025, and 2024, our research and product development expenses were $2,383,595 and $3,003,302, respectively. The decrease in research and development costs in 2025 was primarily attributable to the capitalization of certain significant development initiatives rather than expensing those costs as incurred. The Company continues to invest in new product offerings and innovative ideas to enhance and expand its product portfolio.

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

Employees

As of March 23, 2026, we employed 94 full-time employees and 4 part-time employees. We maintain a satisfactory working relationship with our employees

Operations

Our operations are conducted from our principal executive office in Chandler, Arizona. In 2022 we opened a facility in Orlando, Florida to support east coast operations. We do not currently have any employees internationally; however, our U.S.-based sales force works to secure contracts to supply our products in U.S. and foreign markets. As of December 31, 2025, we have performed sales contracts and warranty service obligations in the U.S. and various foreign countries. When our products are introduced into an international market, it is either pursuant to a contract directly with a vetted customer located in the foreign country, a vetted foreign distributor, a foreign government agency, or pursuant to a contract between our Company and a U.S. government agency (such as the U.S. Department of State). In the latter instance, our customer is the relevant U.S. government agency. The government agency may then distribute our products to third parties within that particular country.

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

Risks Related to Our Business

We depend on international, federal, state, regional and local contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. Federal, state, regional and local governmental agencies represented approximately 79% of our total revenues in fiscal year 2025. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

Government spending priorities and terms may change in a manner adverse to our business.

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

Decline in federal, state, regional or local government spending would likely negatively affect our product revenues and earnings.

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

Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.

●	Rapid evolution and integration challenges — In particular, AI and machine learning technologies are rapidly developing and as these technologies are incorporated into our products and the operations of our customers, the pace of change has in the past and may in the future continue to accelerate. As with many new and emerging technologies, AI presents numerous risks and challenges to our internal business operations and our customers. For example, unexpected failures or inaccuracies in AI-driven systems could expose our customers to operational risks, particularly in high-stakes use cases such as law enforcement or public safety.
●	Generative AI immaturity and defects — The development, adoption, integration and use of generative AI technology remains in the early stages and consequently, our AI technology may contain material defects or errors. Thoroughly testing generative AI models is both financially and operationally challenging due to their complexity and the unpredictability of outputs.
●	Inherited risks from acquisitions and models — Anticipated benefits of such transactions may not materialize due to factors such as: inability to integrate or profitably benefit from acquired products, technologies (including AI and machine learning models), or businesses; inherited risks associated with AI or machine learning models (including model performance limitations, bias, explainability challenges, or reliance on training data) that may be incomplete, inaccurate, or subject to regulatory restrictions.
●	Regulatory and privacy implications — We are subject to evolving U.S. and foreign laws governing the collection, processing, storage, and transfer of personal and sensitive information, as well as the development and deployment of AI systems. AI capabilities are integrated across our product portfolio, and we market AI-enabled functionality to customers as part of our long-term product strategy. As a result, regulatory developments affecting AI systems may directly impact our products and services.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of (i) our second annual report on Form 10-K, or (ii) the first annual report on Form 10-K following the date on which we are no longer an emerging growth company and no longer qualify as a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act could require that we incur substantial accounting expenses and expend significant management efforts including the potential of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results, including the loss of a large or key customer or vendor;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a few reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of Common Stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions including those national and international events that adversely affect markets

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

We may issue shares of Common Stock and Common Stock issuable upon exercise of stock options and warrants to pay for debt or services, without further approval by our stockholders based upon such factors as our Board of Directors may deem relevant at that time. It is possible that we will issue additional shares of Common Stock under circumstances we may deem appropriate at the time.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 11,303,885 shares of our Common Stock outstanding as of March 23, 2026, no shares, other than those held by persons who are “control persons”, are restricted subject to Rule 144. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

The provisions of our Articles of Incorporation and our Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired more than certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. Further, our Articles of Incorporation authorize the issuance of up to 2,500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors at their sole discretion. Our Board of Directors may, without stockholder approval, establish and issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. Although the size and scope of our operations is limited compared to larger global operations, we are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, financial condition, and results of operations. In that regard, we have increased our investment in information systems by hiring a Director of Technology in 2024 to replace limited outsourced services previously utilized and bolstered our IT department with other hires. In 2024 we evaluated and implemented top tier security enhancements across company data systems in the form of new virus, malware, and ransomware protections, SEIM, email and systems security protections, improved systems management, and email/phishing security training for staff. Additionally, we have completed implementation of the requirements to meet National Institute of Standards and Technology (NIST) SP 800-171, including enclave assessment and compliance requirements .We are currently working towards CMMC certification and expect to be ready for a third-party assessment sometime during the 2026 fiscal year.

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

ITEM 2. PROPERTIES.

On August 25, 2021, we purchased an industrial building of approximately 76,650 square feet situated on approximately 4.3 acres at 295 East Corporate Place in Chandler, Arizona. We believe that this building allows for our expected growth in simulator development and production, recoil kit development and production, training content creation as well as administrative, customer and technology support as we plan to scale, in addition to providing a larger and centralized facility to enhance efficiency. In addition to the centralization, we were also able to convert the additional space to a dedicated training and demonstration space. This allows us to offer onsite training in the use of our systems and allows us to do remote demonstrations of our systems to our harder to reach departments.

On June 1, 2022, we moved into a newly leased 9,350-square-foot facility in Orlando, Florida. This location has been instrumental in expanding our military business and strengthening our customer service presence on the East Coast. On October 23, 2025, we signed a letter of intent to purchase this Orlando property for $5 million. On March 6, 2026, we executed the Purchase and Sale Agreement, with the transaction expected to close in the second quarter of 2026. The property includes the 9,350-square-foot building currently occupied by VirTra, as well as a second 15,000-square-foot building divided into two suites. One suite is leased through 2028, and the other suite is leased through 2027 with two optional three-year renewal periods.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the stock symbol, “VTSI.”

Holders of Common Stock

As of March 23, 2026, 11,303,885 shares of our Common Stock were outstanding and held by approximately 34 holders of record. In addition, we have no shares of Class A Common Stock, Class B Common Stock or Preferred Stock issued and outstanding.

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

Business Strategy

We have two main customer groups, namely, law enforcement and military. These are very different markets and require different sales and marketing programs as well as personnel. Our focus is to expand the market share and scope of our training simulators sales to these identified customer groups by pursuing the following key growth strategies:

●	Build Our Core Business. Our goal is to profitably grow our market share by continuing to develop, produce, and market highly effective simulators and critical in-house integration components. We focus on delivering integrated solutions that enhance performance, reliability, and scalability for our customers. Through disciplined execution, we have strengthened our financial position by increasing working capital and limiting bank debt. We plan to selectively expand our management and technical teams as needed to support anticipated demand and increased marketing and sales activities

●	Increase Total Addressable Market. We plan to increase the size of our total addressable market. This effort will focus on new marketing and new product and/or service offerings for the purpose of widening the number of types of customers who might consider our products or services uniquely compelling.

●	Broaden Product Offerings. Since its formation in 1993, our Company has had a proud tradition of innovation in the field of simulation and virtual reality. We plan to release new products and services, as well as continue incremental improvements to existing product lines. In certain cases, the Company may enter new market segments through the introduction of new types of products or services. We also intend to leverage advancements in artificial intelligence and large language models to enhance realism, improve user interaction and client relatability, and reduce development time and costs across our product portfolio.

●	Partners and Acquisitions. We try to spend our time and funds wisely and not tackle tasks that can be done more efficiently with partners. For example, international distribution is often best accomplished through a local distributor or agent. We are also open to the potential of acquiring additional businesses or of being acquired ourselves, based on what is expected to be optimal for our long-term future and our stockholders.

Product Offerings

Our simulator products include the following:

●	V-300™ Simulator – a 300° wrap-around screen with video capability is the higher standard for simulation training

○	The V-300™ is the higher standard for decision-making simulation and tactical firearms training. Five screens and a 300-degree immersive training environment ensures that time in the simulator translates into real world survival skills. The system reconfigures to support 15 individual firing lanes.

○	A key feature of the V-300™ shows how quickly judgment decisions must be made, and, sometimes, if they are not made immediately and accurately, it can lead to the possible loss of lives. This feature, among others, supports our value proposition to our customers is that best practices are being prepared enough for the surprises that could be around every corner and the ability to safely neutralize any life-threatening encounters.

●	V-180™ Simulator – a 180° screen with video capability is for smaller spaces or smaller budgets

○	The V-180™ is the higher standard for decision-making simulation and tactical firearms training. Three screens and a 180-degree immersive training environment ensure that time in the simulator translates into real world survival skills.

●	V-100™ Simulator & V-100™ MIL – a single-screen based simulator systems

○	The V-100™ is the higher standard among single-screen firearms training simulators. Firearms training mode supports up to 4 individual firing lanes at one time. The optional Threat-Fire™ device safely simulates enemy return fire with an electric impulse (or vibration version), reinforcing performance under pressure. We offer an upgrade path, so a V-100™ firearms training and force options simulator can affordably grow into an advanced multi-screen trainer in upgraded products that we offer customers for future purchase.

○	The V-100™ MIL is sold to various military commands throughout the world and can support any local language. The system is extremely compact and can even share space with a standard classroom or fits into almost any existing facility. If a portable firearms simulator is needed, this model offers the most compact single-screen simulator on the market today – everything organized into one standard case. The V-100™ MIL is the higher standard among single-screen small arms training simulators. Military Engagement Skills mode supplies realistic scenario training taken from real world events.

○	The V-ST PRO™ a highly realistic single screen firearms shooting and skills training simulator with the ability to scale to multiple screens creating superior training environments. The system’s flexibility supports a combination of marksmanship and use of force training on up to 5 screens from a single operator station. The V-ST PRO™ is also capable of displaying 1 to 30 lanes of marksmanship featuring real world, accurate ballistics.

●	Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

●	VirTra’s Red Dot Optic Training, a 4-hour nationally-certified course developed with Victory First and Aimpoint, equips law enforcement officers with the skills to transition from iron sights to pistol-mounted red dot sights through 21 practical drills. Part of the V-VICTA program, it enhances accuracy and target acquisition while addressing optic failures, offered free to VirTra customers with an annual service agreement

●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

●	V-Author® proprietary software allows users to create, edit, and train with content specific to the agency’s objectives and environments. V-Author is an easy-to-use application capable of almost unlimited custom scenarios, skill drills, targeting exercises, and firearms courses of fire. It also allows panoramic photos of any local location so users can train in their actual reality.

●	Simulated Recoil Kits - a wide range of highly realistic and reliable simulated recoil kits/weapons made in the USA. VirTra’s True-Fire® recoil kits do not allow for faulty extra shots. Recoil kits use either CO2 or HPA greatly reducing the need for costly ammunition.

●	Return Fire Device – the patented Threat-Fire® device applies real-world stress on the trainees during simulation training. Stress inoculation is a key component of training exercises. VirTra holds a patent for electronic simulation in simulation making the pairing of the device and the simulators a sourced item.

●	VirTra has installed a volumetric video capture studio in order to create training scenarios that are used in either screen-based simulators or headset-based simulators. Volumetric video realism far exceeds that of computer-generated avatars which likely gives VirTra a strategic advantage for highly desired de-escalation training, especially when simulating human interaction is required. By using this studio, along with outside filming, we are able to offer customers the ability to purchase custom scenarios to meet their specific needs.

●	TASER©, OC spray and low-light training devices that interact with VirTra’s simulators for training.

●	V-XR is an extended reality headset-based training solution. It comes ready to use out of the box with two headsets, a trainer tablet, charging stations, a router, a casting device, and cables in a portable hard case, with a 3-year manufacturer’s warranty.

Results of operations for the years ended December 31, 2025, and December 31, 2024

Revenues. Revenues were $22,402,188 for the year ended December 31, 2025, compared to $26,350,819 for the same period in 2024, representing a decrease of $3,948,631 or 15%. The decrease was primarily attributable to a particularly challenging sales year in which VirTra faced significant external headwinds, including government shutdowns and a transition in federal leadership that resulted in notable reductions to Department of Defense related program funding. These factors were further compounded by the composition of our 2025 bookings, the majority of which originated from international customers operating under extended 6 to 12-month delivery timelines, thereby delaying revenue recognition and contributing to an increase in backlog and a year-over-year decline in revenue. Additionally, widespread delays in federal funding and grant disbursements affected numerous domestic departments, limiting their ability to initiate or complete purchases and reducing our opportunity to close and convert local sales during the period.

Cost of Sales. Cost of sales were $7,199,562 for the year ended December 31, 2025, compared to $6,938,304 for the same period in 2024, representing an increase of $261,258 or 4%. The year-over-year increase was primarily attributable to the completion of several content creation and engineering enhancement projects for existing products. This increase reflects the Company’s continued focus on delivering new content to customers on a recurring basis. These costs were not offset in the current period by expenditures related to the development of new projects, as they were in the prior year for the VXR, SVT, and VAMIS products, which would otherwise have been captured as work in progress.

Gross Profit. Gross profit was $15,202,626 for the year ended December 31, 2025, compared to $19,412,515 for the same period in 2024, representing a decrease of $4,209,889 or 22%. The gross profit margin was 68% for the year ended December 31, 2025, and 74% for the same period in 2024. The gross profit decrease was mainly due to the decrease in revenue and the increase in cost of sale described above.

Operating Expenses. Net operating expense was $14,765,131 for the year ended December 31, 2025, compared to $17,416,184 for the same period in 2024, representing a decrease of $2,651,053 or 15%, with general and administrative expenses decreasing by $2,031,346 or 14% and research and development expenses decreasing by $619,707 or 21%. The decrease in operating and general and administrative expenses reflects management’s continued efforts to appropriately align overhead costs with current revenue levels. The decrease in research and development costs in 2025 was primarily attributable to the capitalization of certain significant development initiatives rather than expensing those costs as incurred. The Company continues to invest in new product offerings and innovative ideas to enhance and expand its product portfolio.

Other Income (Expense). Other net expense was $290,307 for the year ended December 31, 2025, compared to other income of $254,636 for the same period in 2024, representing a decrease of $544,943. This decrease is due to large foreign exchange expenses related to 2023 contracts that finalized, where the payment ended up being significantly lower due to the major shift in exchange rate.

Income Tax Expense (Benefit). Income tax benefit was $111,258 for the year ended December 31, 2025, compared to an expense of $887,286 for the same period in 2024, representing a decrease in expense of $998,544 or 113%.

Net Income. Net income was $258,446 for the year ended December 31, 2025, compared to net income of $1,363,681 for the same period in 2024, representing a decrease of $1,105,235 or 81%. All the factors discussed above played a role in the net result, with our main issue being the year-over-year decrease in revenue. We continue to decrease our operating expenses, which offset some of the decrease in revenues.

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

	For the Year Ended

	December 31,	December 31,	Increase	%
	2025	2024	(Decrease)	Change
Net Income (Loss)	$258,446	$1,363,681	$(1,105,235)	-81%
Adjustments:
Provision for income taxes	(111,258)	887,286	(998,544)	-113%
Depreciation and amortization	1,762,468	1,136,812	625,656	55%
Interest (net)	(139,516)	(182,018)	(42,502)	-23%
EBITDA	1,770,140	3,205,761	(1,434,621)	-45%
Right of use amortization	(168,988)	(279,592)	110,604	40%

Adjusted EBITDA	$1,601,152	$2,926,169	$(1,325,017)	-45%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $18,594,598 and $18,040,827 of cash and cash equivalents as of December 31, 2025 and 2024, respectively. Working capital was $30,793,890 and $34,328,543 as of December 31, 2025 and 2024, respectively.

Net cash provided by operating activities was $4,587,967 for the year ended December 31, 2025, as compared to $1,257,266 of cash provided by operating activities for the year ended December 31, 2024. The increase in cash provided was primarily driven by efforts made by the team to collect accounts receivable and lowering our on-hand inventory and work-in-process accounts.

Net cash used in investing activities was $3,780,744 for the year ended December 31, 2025, and net cash used in investing activities was $1,845,572 for the year ended December 31, 2024. The cash used in 2025 was driven by the creation of an intangible asset for our VXR product and purchase of additional property and equipment in 2025.

Net cash used in financing activities was $253,452 for the year ended December 31, 2025, as compared to $220,709 used in financing activities for the year ended December 31, 2024. This cash was used primarily to fund our mortgage payments.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $7.3 million for the three months ended December 31, 2025. This brings the total bookings for the year ended 2025 to $26.7 million. The Company has made one change to the booking qualifications. As previously disclosed, in 2024 we strengthened the language in the STEP contract Terms and Conditions to guarantee the agreement for the full three-year term. This change was done to secure future revenue and lower our risk of unsigned or cancelled contracts. Therefore, with this change, we believe there are $2.5 million in renewable STEP contract options still outstanding, and based on current renewal rates, the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or are uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements, respectively, that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of December 31, 2025, the Company’s backlog was $13.8 million in Capital, $5.1 million in Service and $6.7 million in STEP, for a total of $25.6 million.

Management estimates the majority of the new bookings received in the fourth quarter of 2025 will be converted to revenue in 2026. Management’s estimate for the conversion of backlog is based on current contract delivery dates; however, contract terms and installation dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

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

Allowance for Credit Losses

The Company only ships products when it has reasonable assurance that it will receive payment from the customer. When such assurance is not available, the Company will require payment in advance. For customers other than United States governmental agencies, the Company generally requires advance deposits prior to shipment. The assessment of a customer’s creditworthiness is reliant on management’s judgment regarding such factors as previous payment history, credit rating, credit references and market reputation. The Company has decided to take a more conservative approach to the bad debt reserve by calculating a percentage of all outstanding accounts receivable and updating the reserve quarterly based on the age of the accounts receivable.

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. Provision is made for obsolete, slow moving, or defective items where appropriate. This estimated valuation requires that management make certain judgments about the likelihood that specific inventory items may have minimal or no realizable value in the future. These judgments are based on the current quantity of the item on hand compared to historical sales volumes, potential alternative uses of the products and the age of the inventory item.

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

In reviewing our contracts, the identification of the performance obligations within the contracts, allocation of the transaction price to the performance obligations and the point when performance obligations were satisfied required significant judgment. In identifying the performance obligations, the Company considered whether the customer has a reasonable expectation that the Company will provide those goods or services and would view those goods or services as part of the negotiated exchange. The Company believes that, generally, our performance obligations are explicit in the contracts. The Company allocates the transaction price to the performance obligations based on the relative standalone selling price basis. This required consideration and determination of the stand-alone selling price for each distinct good or service using various sources of information. Under ASC 606, the Company recognizes revenue only when it satisfies a performance obligation by transferring the good or service to the customer. To determine when the performance obligation had been transferred to the customer, the Company considers control of the performance obligation transferred once the customer has the right and ability to direct the use of the product or service and the customer obtains substantially all the remaining benefit from the products and services.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VirTra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VirTra, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Multiple Element Arrangements

Description of the Matter:

The Company recognized approximately $22.4 million in revenue during the year ended December 31, 2025. As discussed in Note 1 to the financial statements, the Company enters into several different types of revenue arrangements that often consist of multiple performance obligations and result in multiple revenue streams, each with a different revenue recognition timing. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations.

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

Salt Lake City, Utah

March 26, 2026

PCA0B #457

We have served as the Company’s auditor since 2022.

VIRTRA, INC.

BALANCE SHEETS

	December 31,
	2025	2024
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,594,598	$18,040,827
Accounts receivable, net	5,502,087	7,507,315
Inventory, net	13,060,024	14,583,400
Unbilled revenue	868,216	2,570,441
Prepaid expenses and other current assets	2,622,462	1,273,115
Deferred contract costs – short-term	374,375	-
Total current assets	41,021,762	43,975,098
Long-term assets:
Property and equipment, net	16,268,400	16,204,663
Operating lease right-of-use asset, net	268,873	437,095
Intangible assets, net	2,513,186	558,651
Security deposits, long-term	15,979	35,691
Other assets, long-term	424,226	148,177
Deferred tax asset, net	4,135,463	3,595,574
Deferred contract costs – long-term	488,695	-
Total long-term assets	24,114,822	20,979,851
Total assets	$65,136,584	$64,954,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$784,074	$957,384
Accrued compensation and related costs	461,430	1,253,544
Accrued expenses and other current liabilities	1,196,565	657,114
Note payable, current	227,754	230,787
Operating lease liability, short-term	196,311	192,410
Deferred revenue, short-term	7,361,738	6,355,316
Total current liabilities	10,227,872	9,646,555
Long-term liabilities:
Deferred revenue, long-term	1,913,393	2,282,996
Note payable, long-term	7,314,085	7,567,536
Operating lease liability, long-term	89,053	265,111
Total long-term liabilities	9,316,531	10,115,643
Total liabilities	19,544,403	19,762,198

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,303,885 shares and 11,255,709 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,130	1,125
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	33,056,091	32,915,112
Retained Earnings	12,534,960	12,276,514
Total stockholders’ equity	45,592,181	45,192,751
Total liabilities and stockholders’ equity	$65,136,584	$64,954,949

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

Revenues:
Net sales	$22,402,188	$26,350,819
Total revenue	22,402,188	26,350,819

Cost of sales	7,199,562	6,938,304

Gross profit	15,202,626	19,412,515

Operating expenses:
General and administrative	12,381,536	14,412,882
Research and development	2,383,595	3,003,302

Net operating expense	14,765,131	17,416,184

Income (loss) from operations	437,495	1,996,331

Other income (expense):
Other income	341,013	829,618
Other (expense)	(631,320)	(574,982)

Net income (expense)	(290,307)	254,636

Income before provision for income taxes	147,188	2,250,967

Provision (Benefit) for income taxes	(111,258)	887,286

Net income	$258,446	$1,363,681

Net income per common share:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

Weighted average shares outstanding:
Basic	11,272,483	11,162,917
Diluted	11,272,483	11,162,917

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ending December 31, 2025
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2024	-	$-	11,255,709	1,125	$32,915,112	$12,276,514	$45,192,751
Stock reserved for future services	-	-	-	-	29,514	-	29,514
RSUs issued (stock for services)	-	-	4,500	1	-	-	1
Net income	-	-	-	-	-	1,264,060	1,264,060
Balance, March 31, 2025	-	-	11,260,209	1,126	32,944,626	13,540,574	46,486,326
Stock reserved for future services	-	-	-	-	183,309	-	183,309
RSUs issued (stock for services)	-	-	1,379	-	-	-	-
Net income	-	-	-	-	-	175,314	175,314
Balance, June 30, 2025	-	-	11,261,588	1,126	33,127,935	13,715,888	46,844,949
Stock reserved for future services	-	-	-	-	(250,252)	-	(250,252)
RSUs issued (stock for services)	-	-	21,519	2	126,365	-	126,367
Net income	-	-	-	-	-	(388,567)	(388,567)
Balance, September 30, 2025	-	-	11,283,107	1,128	33,004,048	13,327,321	46,332,497
Stock reserved for future services	-	-	-	-	(70,998)	-	(70,998)
RSUs issued (stock for services)	-	-	20,778	2	123,041	-	123,043
Net income	-	-	-	-	-	(792,361)	(792,361)
Balance, December 31, 2025	-	$-	11,303,885	$1,130	$33,056,091	$12,534,960	$45,592,181

	For the Year Ending December 31, 2024 (Restated)
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$10,912,833	$42,871,707
Stock options exercised	-	-	2,500	1	10,749	-	10,750
Stock reserved for future services	-	-	-	-	139,999	-	139,999
Net income	-	-	-	-	-	468,196	468,196
Balance, March 31, 2024	-	-	11,109,730	1,110	32,108,513	11,381,029	43,490,652
Stock options exercised	-	-	2,500	1	9,400	-	9,401
Stock reserved for future services	-	-	-	-	212,004	-	212,004
Net income	-	-	-	-	-	1,200,728	1,200,728
Balance, June 30, 2024	-	-	11,112,230	1,111	32,329,917	12,581,757	44,912,785
RSUs issued (stock for services)	-	-	130,695	13	-	-	13
Stock reserved for future services	-	-	-	-	156,002	-	156,002
Net income	-	-	-	-	-	583,101	583,101
Balance, September 30, 2024	-	-	11,242,925	1,124	32,485,919	13,164,858	45,651,901
RSUs issued (stock for services)	-	-	12,784	1	-	-	1
Stock reserved for future services	-	-	-	-	429,193	-	429,193
Net income	-	-	-	-	-	(888,344)	(888,344)
Balance, December 31, 2024	-	$-	$11,255,709	$1,125	$32,915,112	$12,276,514	$45,192,751

See accompanying notes to financial statements.

VIRTRA, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
		(Restated)
Cash flows from operating activities:
Net income	$258,446	$1,363,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762,468	1,136,812
Right of use amortization	168,222	279,592
Employee stock compensation	140,983	777,093
Bad debt expense	-	(166,640)
Stock issued for service	-	160,104
Changes in operating assets and liabilities:
Accounts receivable, net	2,005,229	8,633,309
Inventory, net	1,523,377	(2,178,520)
Deferred taxes	(539,889)	34,580
Deferred Contract Costs	(863,070)	-
Unbilled revenue	1,702,225	(1,460,825)
Prepaid expenses and other current assets	(1,349,348)	(366,313)
Other assets	(256,335)	53,493
Accounts payable and other accrued expenses	(429,004)	(5,606,536)
Operating lease right of use	(172,156)	(292,495)
Deferred revenue	636,819	(1,110,069)
Net cash provided by operating activities	4,587,967	1,257,266

Cash flows used investing activities:
Internal intangible assets	(2,265,489)	-
Purchase of property and equipment	(1,515,255)	(1,845,572)
Net cash used in investing activities	(3,780,744)	(1,845,572)

Cash flows used financing activities:
Principal payments of debt	(253,452)	(240,862)
Stock issued for options exercised	-	20,153
Net cash used in financing activities	(253,452)	(220,709)

Net increase in cash	553,771	(809,015)
Cash and restricted cash, beginning of period	18,040,827	18,849,842
Cash and restricted cash, end of period	$18,594,598	$18,040,827

Supplemental disclosure of cash flow information:
Income taxes paid	$224,698	$5,505,793
Interest paid	$234,268	$241,838

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s 2025 financial statements, management identified an immaterial error in the previously issued 2023 financial statements related to the currency designation of a single Canadian sales transaction. The transaction was incorrectly recorded in Canadian. dollars rather than US dollars, resulting in a $498,000 overstatement of revenue, net income, and retained earnings for the year ended December 31, 2023.

Management evaluated the error under SAB Topic 1.M (SAB 99) and SAB Topic 1.N (SAB 108) and concluded that the error was not material to the previously issued financial statements. Accordingly, the Company has revised the comparative 2023 financial statements presented herein to correct the error. The $498,000 adjustment represents approximately 4.7% of ending retained earnings for 2023, and therefore does not give rise to a material misstatement under either the rollover or iron-curtain methods.

During the prior year, the Company recorded an immaterial revision related to the timing of revenue recognition for certain customer shipments, which resulted in an increase of approximately $747,977 in revenue for 2023. This prior-year revision was solely timing-related and affected only the period-to-period allocation of revenue; it did not impact cumulative net income or retained earnings. As a result, the prior-year revision did not increase the magnitude of the 2023 correction under the aggregation guidance in SAB 108. After considering both items, the net topside adjustment to the Company’s 2023 financial statements was a reduction of approximately $249,840.

After giving effect to both items, the only permanent impact to retained earnings is the $498,000 adjustment related to the CAD currency designation error. No other periods were materially affected.

VIRTRA, INC.

STATEMENTS OF OPERATIONS

	12/31/2023 as reported	Topside adjustment	12/31/2023 as restated

Revenues:
Net sales	$38,043,360	249,840	$38,293,200
Total revenue	38,043,360	249,840	38,293,200

Cost of sales	11,378,264	-	11,378,264

Gross profit	26,665,096	249,840	26,914,936

Operating expenses:
General and administrative	14,235,194	-	14,235,194
Research and development	2,794,314	-	2,794,314

Net operating expense	17,029,508	-	17,029,508

Income from operations	9,635,588	249,840	9,885,428

Other income (expense):
Other income/Expense	888,464	-	888,464
Other (expense) income	(302,382)	-	(302,382)

Net other income	586,082	-	586,082

Income before provision for income taxes	10,221,670	249,840	10,471,510

Provision for income taxes	1,818,812	-	1,818,812

Net income	$8,402,858	$249,840	$8,652,698

	For the Year Ending December 31, 2024 (Restated)
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2023	-	$-	11,107,230	$1,109	$31,957,765	$10,912,833	$42,871,707
Stock options exercised	-	-	2,500	1	10,749	-	10,750
Stock reserved for future services	-	-	-	-	139,999	-	139,999
Net income	-	-	-	-	-	468,196	468,196
Balance, March 31, 2024	-	-	11,109,730	1,110	32,108,513	11,381,029	43,490,652
Stock options exercised	-	-	2,500	1	9,400	-	9,401
Stock reserved for future services	-	-	-	-	212,004	-	212,004
Net income	-	-	-	-	-	1,200,728	1,200,728
Balance, June 30, 2024	-	-	11,112,230	1,111	32,329,917	12,581,757	44,912,785
RSUs issued (stock for services)	-	-	130,695	13	-	-	13
Stock reserved for future services	-	-	-	-	156,002	-	156,002
Net income	-	-	-	-	-	583,101	583,101
Balance, September 30, 2024	-	-	11,242,925	1,124	32,485,919	13,164,858	45,651,901

RSUs issued (stock for services)	-	-	12,784	1	-	-	1
Stock reserved for future services	-	-	-	-	429,193	-	429,193
Net income	-	-	-	-	-	(888,344)	(888,344)
Balance, December 31, 2024	-	$-	$11,255,709	$1,125	$32,915,112	$12,276,514	$45,192,751

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

	Twelve Months Ended December 31
	2025				2024
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$203,168	$8,137,815	$3,679,887	$12,020,870	$237,761	$11,154,431	$2,534,788	$13,926,980
Extended Service-type warranties	146,086	3,565,430	119,894	3,831,410	115,192	3,988,953	51,404	4,155,549
Customized software and content	-	82,202	101,831	184,033	15,420	436,737	256,216	708,373
Installation and training	7,875	660,802	207,220	875,897	7,683	797,344	118,909	923,936
Design & Prototyping	-	1,300,415	-	1,300,415	-	2,823,453	-	2,823,453
STEP	24,670	4,040,430	124,463	4,189,563	-	3,650,579	161,949	3,812,528
Total Revenue	$381,799	$17,787,094	$4,233,295	$22,402,188	$376,056	$22,851,500	$3,123,266	$26,350,819

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the year ended December 31, 2025, governmental customers comprised $17,787,094, or 79% of total net sales, commercial customers comprised $381,799 or 2% of total net sales and international customers comprised $4,233,295 or 19% of total net sales. By comparison, for the year ended December 31, 2024, governmental customers comprised $22,851,500, or 87% of total net sales, commercial customers comprised $376,056 or 1% of total net sales and international customers comprised $3,123,266, or 12% of total net sales. For the years ended December 31, 2025, and 2024, the Company recorded $4,189,563 and $3,812,528, respectively, in STEP revenue, or 19% and 14%, respectively, of total net sales.

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

The Company has identified the following business segments

●	Simulators and Accessories- These include all variations of the VirTra simulator, Simulated recoil kits, Return first devices, Taser©, OC Spray, low light devices and refill options.
●	Extended Service-type warranties – Warranties on all products past 1 or more years
●	Customized software and Custom content- Contracts with specific suppliers who have ask for content related directly to their situations that we design and film or specific software request for there system only
●	Installation and Training – Installation of our simulators at the specific sites as well as extra training classes preformed onsite, virtually or at the VirTra Training Center
●	Design and Prototyping – Specific contracts related to hardware development for specific customers
●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

Sale of product	2025	2024
Simulators and accessories	$12,020,870	$13,926,980
Extended Service-type warranties	3,831,410	4,155,549
Customized software and content	184,033	708,373
Installation and training	875,897	923,936
Design & Prototyping	1,300,415	2,823,453
STEP	4,189,563	3,812,528
Total consolidated	$22,402,188	$26,350,819

Depreciation and amortization	2025	2024
Simulators and accessories	$283,613	$376,835
Extended Service-type warranties	-	35,681
Customized software and content	997	7,079
Installation and training	-	7,933
Design & Prototyping	215,040	100,727
STEP	533,245	481,184
Corporate	729,573	127,373
Total consolidated	$1,762,468	$1,136,812

Segment income (loss)	2025	2024
Simulators and accessories	$6,189,162	$8,446,180
Extended Service-type warranties	4,376,260	4,598,386
Customized software and content	633,710	708,373
Installation and training	63,097	106,095
Design & Prototyping	284,078	2,189,402
STEP	3,656,318	3,364,079
Corporate	(14,944,179)	(18,048,834)
Total	$258,446	$1,363,681

Expenditures for segment assets	2025	2024
Simulators and accessories	$24,296	$1,165,526
Extended Service-type warranties	-	-
Customized software and content	2,265,489	-
Installation and training	-	-
Design & Prototyping	442,669	338,212
STEP	334,601	320,484
Corporate purchases	$(12,815)	$21,349
	3,054,240	1,845,571

Segment assets	2025	2024
		(Restated)
Simulators and accessories	$22,222,945	$26,578,251
Extended Service-type warranties	-	-
Customized software and content	466,244	281,303
Installation and training	-	-
Design & Prototyping	209,007	1,121,225
STEP	1,123,128	939,330
Corporate Assets	$41,115,260	$36,034,840
	65,136,584	64,954,949

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability and for the items that will be delivered or converted in to revenue later than one year it is recorded to a long term liability under deferred revenue on the accompanying balance sheet for short term totaled $4,523,690 and $3,755,187 on December 31, 2025, and 2024 respectively and $128,790 for long term on December 31, 2025. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,838,048 and $2,600,129 on December 31, 2025, and 2024, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,784,603 and $2,207,950 on December 31, 2025, and 2024, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $189,000 and $212,000 on December 31, 2025, and 2024, respectively. During the years ended December 31, 2025, and 2024, the Company recognized revenue of $3,831,410 and $4,155,549, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

STEP Revenue

The Company’s STEP operations consist principally of leasing its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any lease payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for an additional 12-month period up to two additional 12-month periods maximum of 36-months for the entire agreement. This is a change from prior years which allowed for renewals up to 48 months for a total of 60 months. Agreements may be terminated by either party upon written notice of termination at least sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at their fair market values at interim periods or at maturity. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee. Management notes with 4-year history of providing this service and additional revenue stream, the Company currently has a cancellation rate of 7%.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of input that may be used to measure fair value as follows:

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

Accounts and Allowance for Credit Losses

The Company recognizes an allowance for losses on accounts receivable based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Accounts receivable does not bear interest and are charged off after all reasonable collection efforts have been taken. The Company maintained an allowance for credit losses of $116,381 and $177,056 on December 31, 2025, and 2024, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on the average cost method. Work in progress and finished goods inventory includes an allocation for capitalized labor and overhead. The Company routinely evaluates the carrying value of inventory for slow moving and potentially obsolete inventory and, when appropriate, will record an adjustment to reduce inventory to its estimated net realizable value. Inventory reserves were $427,603 and $487,371 on December 31, 2025, and 2024, respectively.

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

Intangible Assets

Intangible assets at December 31, 2025 and 2024 consist of capitalized patent costs, media content, and capitalized development costs for our proprietary VXR software platform. Patent amortization is calculated using the straight-line method over their estimated remaining useful lives of approximately 16 years. Media content is amortized on a straight-line basis over its weighted-average remaining useful life of 15 years. Capitalized VXR development costs are amortized using the straight-line method over a five-year useful life, and management evaluates these assets annually for indicators of impairment to ensure the carrying value remains appropriate.

Cost of Products Sold

Cost of products sold includes all manufacturing-related costs, such as materials, labor, travel, and overhead associated with the production of finished goods, component manufacturing, installation services, and other service-related activities. Cost of products sold also includes depreciation of STEP contract fixed assets. In addition, research and development costs and sustainment labor directly related to the creation or enhancement of products, but that do not result in a separately identifiable intangible asset with future carrying value are expensed as incurred and included in cost of products sold. Shipping costs incurred for the delivery of products to customers are also included in cost of products sold

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expenses were $156,155 and $239,285 for the years ended December 31, 2025 and 2024, respectively. These costs include domestic and international trade shows, websites, and sales promotional materials.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily include expenses, including labor, directly related to research and development support. Research and development expenses were $2,383,595 and $3,003,302 for the years ended December 31, 2025 and 2024, respectively. The decrease in research and development costs in 2025 was primarily attributable to the capitalization of certain significant development initiatives rather than expensing those costs as incurred. The Company continues to invest in new product offerings and innovative ideas to enhance and expand its product portfolio.

Legal Costs

Legal costs relating to loss contingencies are expensed as incurred. See Note 10. Commitments and Contingencies.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $18,094,598 and $17,540,827 on December 31, 2025 and 2024, respectively.

Sales are typically made on credit and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

As of December 31, 2025, the Company had two customers that accounted for 31% and 14% of gross accounts receivable. As of December 31, 2024, the Company had two customers that accounted for 22% and 14% of total accounts receivable.

As of December 31, 2025, the Company no single customer that accounts for more than 10% of the annual revenue. As of December 31, 2024, the Company had one customer that accounted for 11% of the total revenue

Income Taxes

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. After review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all its deferred tax asset and no valuation allowance was recorded on December 31, 2025 and 2024.

The Company did not recognize any assets or liabilities relative to uncertain tax positions on December 31, 2025 and 2024. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits because of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company receives tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions on December 31, 2025 or 2024.

The Company is potentially subject to tax audits for its United States federal and various state income and excise tax returns for tax years between 2018 and 2025; however, earlier years may be subject to audit under certain circumstances. Tax audits by their very nature are often complex and can require several years to complete.

Impairment of Long-Lived Assets

Long lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. On December 31, 2025 and 2024, the Company concluded that there has been no indication of impairment to the carrying value of its long-lived assets. As such, no impairment has been recorded.

Stock Based Compensation

The Company measures the cost of awards of equity instruments based on the grant date fair value of the awards. The Company calculates the fair value of stock-based awards using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected term and risk-free interest rates. See Note 10. Commitments and Contingencies and Note 12. Stockholders’ Equity regarding stock-based awards made during the year ended December 31, 2025 and 2024.

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

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Year Ended December 31,
	2025	2024
Net Income (Loss)	$258,446	$1,363,681
Weighted average common stock outstanding	11,272,483	11,162,917
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,272,483	11,162,917

Net Income (Loss) per common share and common equivalent share
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

Note 2. Inventory

Inventory consisted of the following as of:

	December 31, 2025	December 31, 2024
Raw materials, WIP, finished goods and Materials being inspected	$13,487,627	$15,070,771
Reserve	(427,603)	(487,371)
Total Inventory	$13,060,024	$14,583,400

Note 3. Deferred Contract Costs

	31-Dec-25	31-Dec-24
Deferred Contract Costs - Short Term	$310,673	$-
Deferred Contract Costs - Long Term Adjustment	161,047
Annual expense	(97,345)
Total Short-Term Contract	$374,375	$-

Deferred Contract Costs - Long Term	738,368	-
Deferred Contract Costs - Short Term Adjustment	(161,047)	-
Annual expense	(88,626)	-
Total Long-Term Contract	$488,695	$-

During the year ended December 31, 2025, the Company entered into a customer agreement that includes development services and a three-year step-priced arrangement. The consideration under the agreement is structured to recover development and other fulfillment costs over the full contract term. In accordance with ASC 340-40, the Company capitalized costs incurred that (i) relate directly to the contract, (ii) generate or enhance resources that will be used in satisfying performance obligations in future periods, and (iii) are expected to be recovered through the transaction price. Capitalized costs primarily include internal and third-party development labor and materials.

Deferred contract costs are amortized on a systematic basis consistent with the pattern of transfer of the related services, which the Company currently estimates to be over the three-year contractual term. The Company evaluates deferred contract costs for impairment each reporting period.

At December 31, 2025 and 2024, deferred contract costs totaled $863,070 and $0, respectively, of which $374,375 and $0 were classified as current. Amortization expense recognized in cost of revenues was $185,971 and $0 for the years ended December 31, 2025 and 2024, respectively. No impairment losses were recognized during the periods presented.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2025	December 31, 2024
Land	$1,778,987	$1,778,987
Building & Building Improvements	11,595,706	11,523,813
Computer equipment	995,220	1,301,700
Furniture and office equipment	363,136	349,669
Machinery and equipment	4,835,717	4,368,752
STEP equipment	2,896,376	2,561,775
Leasehold improvements	340,703	336,763
Construction in Progress	204,365	-
Total property and equipment	23,010,210	22,221,459
Less: Accumulated depreciation and amortization	(6,741,810)	(6,016,796)
Property and equipment, net	$16,268,400	$16,204,663

Depreciation expenses, including STEP depreciation, were $1,451,515 and $1,127,921 for the years ended December 31, 2025 and 2024, respectively.

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

December 31, 2021

Land	$1,778,987
Building and building improvements	8,937,050
Acquired Lease Intangible Assets	83,963

Total Purchase Price	$10,800,000

Note 5. Intangible Assets

Intangible assets consisted of the following as of:

	December 31, 2025	December 31, 2024
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Capitalized software	2,265,489	-
Total intangible assets	2,876,733	611,244
Less accumulated amortization	(363,547)	(52,593)

Intangible assets, net	$2,513,186	$558,651

Amortization expense was $310,953 and $8,891 for the years ended December 31, 2025 and 2024, respectively. The weighted average remaining period is 7 years.

Note 6. Leases

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

Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets, December 31, 2024	$437,095	$716,687
Amortization for the twelve months ended December 31, 2025	(168,222)	(279,592)
Total operating lease right-of-use asset, December 31, 2025	$268,873	$437,095
Liabilities
Current
Operating lease liability, short-term	$196,311	$192,410
Non-current
Operating lease liability, long-term	89,053	265,111
Total lease liabilities	$285,364	$457,521

Future minimum lease payments as of December 31, 2025, under non-cancellable operating leases are as follows:

2026	$196,311
2027	99,382

Total Lease Payments	295,693
Less: imputed interest	(10,329)
Operating Lease Liability	$285,364

The Company had a deferred rent liability of $0 on December 31, 2025, and 2024, relative to the increasing future minimum lease payments. Rent expenses for the years ended December 31, 2025, and 2024 were $193,655 and $497,393, respectively. As VirTra only has one lease agreement the weighted average remaining lease term is 1.5 years and the average discount rate of that lease is 4.5%

Note 7. Accrued Expenses

Accrued compensation and related costs consisted of the following as of:

	December 31, 2025	December 31, 2024
Salaries and wages payable	$122,529	$545,592
Employee benefits payable	43,608	34,125
Accrued paid time off (PTO)	295,293	322,406
Profit sharing payable	-	351,421
Total accrued compensation and related costs	$461,430	$1,253,544

Accrued expenses and other current liabilities consisted of the following as of:

	December 31, 2025	December 31, 2024
Manufacturer’s warranties	$189,000	$212,000
Taxes payable	788,116	$-
Miscellaneous payable	219,449	445,114
Total accrued expenses and other current liabilities	$1,196,565	$657,114

Note 8. Note Payable

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

The note payable amounts consist of the following:

	December 31, 2025	December 31, 2024

Short-term liabilities
Note payable, principal	$215,037	$218,890
Accrued interest to date	12,717	11,897
Note Payable, short-term	$227,754	$230,787

Long-term liabilities
Note payable, principal	$7,314,085	$7,567,536
Note payable, long term	$7,314,085	$7,567,536

Future minimum Note payments as of December 31, 2025, are as follows:

2026	$266,256
2027	274,469
2028	282,343
2029	291,644
2030	300,639
Future	6,126,488
$7,541,839

Note 9. Related Party Transactions

In the fourth quarter of 2025, the Company paid Vialytix, LLC, a company owned by the CEO, John Givens and his wife Michelle Givens, $62,525 for licenses to a software product developed by Vialytix. The software product, which collects, evaluates, and analyzes simulation data, is modified and integrated by the Company with its product offerings in a format that allows users to increase training and manage budgets. The Company believes that integration of the software with its product offerings provides a customer-desired enhancement and improves the Company’s position against its competitors. Mr. Givens had commenced development of the software product prior to joining the Company as an officer in May 2022, and Vialytix and the Company entered into a cooperative agreement in November 2023.

Note 10. Commitments and Contingencies

Litigation

There is no pending litigation at this time. However, the Company settled two minor claims, one of which was disclosed and expensed in 2024 as a subsequent event, where the settlement and payment of $275,000 was made in 2025. The other claim was settled and paid in 2025 in the amount of $66,500. Both claims were related to our legacy lease agreement.

Employment Agreements

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

The Company entered into a three-year employment agreement with Mr. Givens effective September 6, 2024 that provides for an annual base salary of $360,499, subject to increases based on the cost of living at a minimum. The agreement automatically extends for additional periods of one year. The salary shall be reviewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. The employment agreement entitles Mr. Givens to an annual cash bonus if so determined by VirTra’s Board of Directors. In addition, the agreement entitles Mr. Givens to participate in any equity incentive plan adopted by the Company.

Restricted Stock Units

In December 2025, the Chief Financial Officer was awarded 5,000 shares (prior to deduction of 1,722 shares to pay tax withholding) for a total of 3,278 shares of common stock upon settlement of restricted stock units.

In August 2025, a single employee was granted 10,000 shares (prior to deduction of 3,376 shares to pay tax withholding) for a total issuance of 6,624 shares of common stock upon settlement of restricted stock units pursuant to his employment agreement.

In September 2025, the Chief Executive Officer was issued 25,000 shares (prior to the deduction of 20,105 shares to pay tax withholding) for a total issuance of 14,895 shares upon settlement of restricted stock units.

In October 2025, the non-employee members of the Board of Directors were issued a total of 17,500 shares as compensation for their service on the Board.

In April 2025, a single employee was granted 2,188 shares (prior to deduction of 809 shares to pay tax withholding) for a total issuance of 1,379 shares of common stock upon settlement of restricted stock units pursuant to his employment agreement.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year only to active employees. For the year ended December 31, 2025 it was determined that because there was no significant net income in 2025, there would be no profit share. The only item is a relief of the profit share accrual from the prior year for amounts not paid out. For December 31,2024, the amount expensed to operations was $216,255.

Note 11. Income Taxes

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31 is as follows:

	Year Ending December 31
	2025	2024
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$2,090,454	$-
Tax Credits	1,225,923	729,111
Deferred Revenue	570,408	1,488,641
Stock Compensation	12,713	230,617
Reserves, Accrual and Other	241,270	281,995
Intangibles	1,035,153	1,726,212
Right of Use Liability	70,204	112,567

Total Deferred Tax Assets	$5,246,125	$4,569,143

Deferred Tax Liabilities:
Fixed Assets	$(863,076)	$(641,880)
Right of Use Asset	(66,146)	(107,543)
Inventory Capitalization	(181,440)	(224,146)

Total Deferred Tax Liabilities	$(1,110,662)	$(973,569)

Valuation Allowance	-	-

Net Deferred Taxes	$4,135,463	$3,595,574

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. The Company does not believe that such a limitation of the net operating losses has occurred.

Significant components of the provision (benefit) for income tax for the years ended December 31 are as follows:

	2025	2024

Current	$(158,161)	$853,256
Deferred	46,903	34,030
Change in valuation allowance	-	-

Provision (benefit) for income taxes	$(111,258)	$887,286

The Company is subject to federal and state taxes. Reconciliations of the Company’s effective income tax rate to the federal statutory rate for the years ended December 31 are as follows:

	2025	2024
Federal income tax expense at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	33.9%	0.2%
Research credits	56.2%	(11.4)%
Permanent differences	(13.7)%	(5.6)%
Prior period revenue adjustment	-	5.9%
Other	(54.7)%	3.5%
Expiration of stock option compensation	-	10.7%
Inventory tax capitalization method change	9.5%	9.8%
Change in valuation allowance	-	0.0%

Provision (benefit) for income taxes	52.2%	34.1%

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

Treasury Stock

During the years ended December 31, 2025 and 2024, the Company purchased no treasury shares.

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

	December 31, 2025		December 31, 2024
	Number of	Weighted	Number of	Weighted
	Stock Options	Exercise Price	Stock Options	Exercise Price
Options outstanding, beginning of year	-	$-	15,000	$4.03
Granted	-	-	-	-
Redeemed	-	-	(10,000)	3.76
Exercised	-	-	(5,000)	3.76
Expired / terminated	-	-	-	-
Options outstanding, end of year	-	$-	-	$-
Options exercisable, end of year	-	$-	-	$-

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

For the years ended December 31, 2025 and 2024, there were no options issued under the Equity Plan.

Common stock activity

In December 2025, the Chief Financial Officer was awarded 5,000 shares (prior to deduction of 1,722 shares to pay tax withholding) for a total of 3,278 shares of common stock upon settlement of restricted stock units.

In August 2025, a single employee was granted 10,000 shares (prior to deduction of 3,376 shares to pay tax withholding) for a total issuance of 6,624 shares of common stock upon settlement of restricted stock units pursuant to his employment agreement.

In September 2025, the Chief Executive Officer was issued 25,000 shares (prior to the deduction of 20,105 shares to pay tax withholding) for a total issuance of 14,895 shares upon settlement of restricted stock units.

In October 2025, the non-employee members of the Board of Directors were issued a total of 17,500 shares as compensation for their service on the Board.

In April 2025, a single employee was granted 2,188 shares (prior to deduction of 809 shares to pay tax withholding) for a total issuance of 1,379 shares of common stock upon settlement of restricted stock units pursuant to his employment agreement.

Note 13. Subsequent Events

The two subsequent events that occurred was the resignation of Board member Jeffrey Brown and the appointment of Grant Barber to fill the vacancy, along with the purchase agreement signed for the Orlando office

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officers and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2025, our internal control over financial reporting was not effective. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

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

Changes in Internal Controls over Financial Reporting

There were changes to our internal control over financial reporting during the year ended December 31, 2025. During the year, we implemented enhancements to our control environment, including the formalization of review and documentation procedures for key workflows, expanded ERP system training, additional costing analyses, and enhanced revenue review procedures. These improvements strengthened the operation and effectiveness of our controls in the current year

However, because these improvements were implemented after the occurrence of an issue originating in a prior period, they did not remediate that historical issue. Accordingly, although the enhanced controls effectively addressed all current-year matters, the previously identified material weakness (or control limitation) remains in place until we are able to demonstrate sustained operating effectiveness over a sufficient period.

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

Name	Age	Position/Title
John F. Givens II	61	Board Chair and Chief Executive Officer and Director
Alanna Boudreau	46	Chief Financial Officer
Gregg C.E. Johnson	61	Director
Michael T. Ayers	62	Director
Lt. Gen.(R) Maria R. Gervais	60	Director
Grant A. Barber	66	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

John F. Givens II.

Mr. Givens has served as Chief Executive Officer of the Company since August 2023 and as Chair of the Board since July 2024. He previously served as Co-Chief Executive Officer beginning April 11, 2022, and has been a member of the Company’s Board of Directors since November 2, 2020.

Mr. Givens brings more than 25 years of experience as a board member, entrepreneur, and corporate executive, with a focus on defense, simulation, and training technologies. In 2010, Mr. Givens founded the U.S. operations of BISim and, as President, led the organization from initial formation through product development and commercialization.

Mr. Givens has received numerous awards and recognitions, including appointment to the Board of Directors of the National Center for Simulation and receipt of the “Pioneer Award” for outstanding contributions to the training and effectiveness of U.S. and allied military personnel. He holds a Bachelor of Science degree in Computer Science from the Florida Institute of Technology and served honorably in the United States Army.

The Company believes that Mr. Givens’ experience as a founder and executive in the simulation industry, along with his background in business development, technology, and leadership, provide valuable skills and perspectives that qualify him to serve as Chief Executive Officer and Chair of the Board.

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

Gregg C.E. Johnson. Mr. Johnson has served as a director of our Company since November 2022. He received his law degree in 1988 from Osgoode Hall Law School in Toronto, Canada, and was admitted as a lawyer in Alberta in 1989. He also has extensive experience in corporate compliance and senior management of high-growth entrepreneurial companies. Since October 2021, Mr. Johnson has been the chief executive officer of Serenus Global Inc., a privately held fast growing medical company based in Tempe, Arizona and Calgary, Alberta. From January 2017 to November 2021, he was the chief executive officer of Upeva, Inc., which provided business advisory services pertaining to capital markets, corporate finance, mergers and acquisitions, crowdfunding, and NASDAQ compliance. Mr. Johnson was the primary advisor to our board on our successful effort to list our stock on NASDAQ as well as a member of VirTra’s Advisory Board. He has served as corporate secretary and a director of Vivos Therapeutics, Inc. (Nasdaq: VVOS), a company which focuses on the development and commercialization of innovative biomedical treatment alternatives for obstructive sleep apnea, from May 2016 to March 2018 and has served as a director since February 1, 2026. His career has included experience in all stages of public company development and venture capital for emerging growth companies across Canada and the United States. We believe Mr. Johnson’s experience in law, business, corporate compliance and emerging companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Michael T. Ayers. Mr. Ayers has served as a director since October 2024 and has had over 35 years in law enforcement. Since January 2019, Mr. Ayers has been the Executive Director of the Georgia Peace Officer Standards and Training Council, which is a state agency consisting of 39 staff members with oversight of approximately 59,000 peace officers, correctional officers, jailors and communication officers’ training and certification. He spent 29 years (January 1990 to January 2019) with the Georgia Bureau of Investigation. In his last position as special agent in charge, he managed investigative activities in an area covering over 30 counties and directly supervised, trained, and developed special agents for the Bureau. We believe that his experience in law enforcement, from patrol officer to senior policy roles, will contribute to the Company being able to produce and deliver better training products and make him well qualified to serve on our Board of Directors.

Lt. Gen.(R) Maria R. Gervais. Lt. Gen.(R) Gervais has served as a director since October 2024 and retired from the U.S. Army in August 2024 after having served in various capacities for over 37 years. In her last position (May 2021 to August 2024), she served as the Deputy Commanding General at the U.S. Army Training and Doctrine Command, with responsibility for leading the talent acquisition, workforce development, and strategic communication for a 1.2 million member organization with a program budget of $5.1 billion. She directed the recruitment, on-boarding, and training of 100,000 employees and workforce development of over 800,000 employees each year. From October 2017 to May 2021, she served as the first Synthetic Training Environment Cross Functional Team Director, where she led the effort to streamline the Army’s acquisition process to accelerate modernization of the Army’s training enterprise. Her efforts resulted in the then existing process being reduced from 7 years to 2 years, the accelerated delivery (by 10+ years) of a new training methodology that improved workforce performance, and paving the way for adoption of 3D terrain with the Army. We believe that her extensive career and experience in the U.S. Army, in the U.S. Army, specifically as a thought leader and subject matter expert in the modeling, simulation, virtual/ gaming, and training domains, which uniquely positions her to provide the depth and breadth of knowledge necessary to help the Company make informed decisions related to the military sales expansion initiatives currently being undertaken and make her well qualified to serve on our Board of Directors.

Grant A. Barber. Mr. Barber was elected as a director in February 2026. He has more than 35 years of international financial and operational leadership across technology, telecommunications, and industrial technology markets. From January 2006 to November 2022, he was the executive vice president and chief financial officer for Hughes Communications, Inc., a publicly-traded company acquired by EchoStar Corporation in 2011. During his tenure at Hughes, he helped lead the company’s transformation into a public company, overseeing regulatory reporting, public company filings, investor engagement, and multinational governance requirements. He also supported major strategic initiatives that strengthened operational performance and global market reach. Before Hughes, Barber held a similar position at Acterna Inc., a global communications equipment company, where he led a rapid operational turnaround that restored performance. Earlier in his career, he spent nearly two decades at Nortel Networks, overseeing multi-billion-dollar regional and global finance operations across North America and Europe. Mr. Barber holds an Honours Bachelor of Business Administration from Wilfrid Laurier University and has served on several boards, including CIG Wireless Corp. (CIGW), Cloudbolt Software, Inc., and Hughes Systique, LLC. We believe his extensive experience in global finance, strategic planning, and public company governance make him well-qualified to serve on our Board of Directors.

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

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that: (i) Messrs. Barber, Johnson and Ayers and Lt. Gen.(R) Gervais did not have a material relationship with us that could compromise their ability to exercise independent judgment in carrying out their responsibilities and that each of these directors was “independent” as that term is defined under the listing standards of NASDAQ and (ii) Mr. Givens was a non-independent director. Therefore, as of the date of this report, a majority of our Board of Directors do not consist of “independent directors” as defined under the listing standards of NASDAQ.

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

Audit Committee

We have appointed three members of our Board of Directors to the audit committee, Messrs. Barber and Johnson and Lt. Gen.(R) Gervais. Mr. Barber serves as the chairman of the audit committee and satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience.

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

Compensation Committee

We have appointed three members of our Board of Directors, Messrs. Ayers, Johnson and Barber, to the compensation committee. Mr. Ayers serves as chairman of this committee. Our compensation committee will assist our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

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

Nominating and Corporate Governance Committee

We have appointed four members of our Board of Directors, Messrs. Johnson, Ayers and Barber and Lt. Gen.(R) Gervais, to the nominating and corporate governance committee. Mr. Johnson serves as the chairman of the nominating and corporate governance committee.

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

Director Compensation

2025 Director Compensation Table

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total

Jeffrey D. Brown[1]	$30,000	$24,360	$-	$-	$-	$-	$54,360
Gregg C.E. Johnson	$30,000	$24,360	$-	$-	$-	$-	$54,360
Michael T. Ayers	$30,000	$21,315	$-	$-	$-	$-	$51,315
Lt. Gen.(R) Maria Gervais	$30,000	$36,540	$-	$-	$-	$-	$66,540

1Mr. Brown resigned as a director in February 2026.

Beginning July 1, 2024, each non-employee director (currently Messrs. Barber, Johnson, and Ayers and Lt. Gen.(R) Gervais) are paid $2,500 per month quarterly in arrears to cover all Board and committee meetings, actions by written consent, and attendance fees. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. In addition, on the last business day immediately prior to the annual stockholders meeting, each non-employee director is to receive 2,000 restricted stock units plus 500 restricted stock units for each committee on which he/she serves. The 500 restricted stock unit grant is increased to 1,000 for committees on which the director serves as chair. We also may allow our non-employee directors to participate in any equity compensation plans that we have adopted or may adopt in the future. Historically, our directors that are our employees, have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2025,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers on December 31, 2025, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on December 31, 2025.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2025 Summary Compensation Table

	Fiscal			Stock	Option	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Ended	($)	($)	($)	($)	($)	($)
John F. Givens II	12/31/2025	$360,499	$8,930	$145,750	$-	$-	$515,179
Chief Executive Officer	12/31/2024	$354,361	$53,286	$796,448	$-	$-	$1,204,095

Alanna Boudreau	12/31/2025	$212,180	$5,073	$24,250	$-	$-	$241,503
Chief Financial Officer	12/31/2024	$201,385	$28,236	$78,300	$-	$-	$307,921

Executive Employment Agreements

The Company entered into a three-year employment agreement with Mr. Givens effective September 6, 2024 that provides for an annual base salary of $360,499, subject to increases based on the cost of living at a minimum. The agreement automatically extends for additional periods of one year. The salary shall be reviewed annually with upward adjustments each year applying the same percentage increase approved for Company-wide cost-of-living adjustments. The employment agreement entitles Mr. Givens to an annual cash bonus if so determined by VirTra’s Board of Directors. In addition, the agreement entitles Mr. Givens to participate in any equity incentive plan adopted by the Company.

Employee Benefit and Equity Incentive Plans

Stock Options

There are no current outstanding stock

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year only to active employees. For the year ended December 31, 2025 it was determined that because there was no significant net income in 2025, there would be no profit share. The only item is a relief of the profit share accrual from the prior year for amounts not paid out. For December 31, 2024 the amount expensed to operations was $216,255.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

No stock options were outstanding as of December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our Common Stock on March 23, 2026, for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in the care of VirTra, Inc., 295 E. Corporate Place, Chandler AZ 85225. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 11,303,885 shares of our Common Stock outstanding as of March 23, 2026.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of March 26, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers:
John F. Givens II	328,366	2.9%
Alanna Boudreau (1)	21,853	0.2%
Grant A. Barber	11,125	0.1%
Gregg C.E. Johnson	10,600	0.1%
Lt. Gen.(R) Maria Gervais	6,000	0.1%
Michael T. Ayers (2)	3,510	- *
All named executive officers and directors as a group (six persons)	381,454	3.4%

* Represents less than 0.1%

(1)	Includes 4,000 shares owned by her spouse.
(2)	Includes 10 shares owned by his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2025, and each currently proposed transaction in which:

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

In the fourth quarter of 2025, the Company paid Vialytix, LLC, a company co-owned by the CEO, John Givens, and his spouse Michelle Givens, $62,525 for licenses to a software product developed by Vialytix. The software product, which collects, evaluates, and analyzes simulation data, is modified and integrated by the Company with its product offerings in a format that allows users to increase training and manage budgets. The Company believes that integration of the software with its product offerings provides a desired enhancement and improves its position against its competitors. Mr. Givens had commenced development of the software product prior to joining the Company as an officer in May 2022, and Vialytix and the Company entered into a cooperative agreement in November 2023.

During the years ended December 31, 2025 and 2024, the Company did not issue stock options to its executive officers or the members of the Board of Directors. Restricted stock units were awarded to its executive officers and directors in 2025 and 2024 as disclosed in Item 11 above.

During the year ended December 31, 2024, the Company redeemed 10,000 previously awarded options reaching expiration from the Company’s former Executive Chairman. These redemptions eliminated the stock options and resulted in a total of $59,600 in additional compensation expense in 2024. No options were redeemed during the year ended December 31, 2025.

During the year ended December 31, 2024, related parties exercised 5,000 previously awarded options for the exercise price of $20,150, resulting in purchase and issuance of Common Stock No options were exercised during the year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2025, and 2024.

	2025	2024
Audit Fees	$119,139	$127,012
Audit-Related Fees	-	-
Tax Fees
All Other Fees
Total	$119,139	$127,012

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

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2025, and 2024 were pre-approved by the audit committee.

In considering the nature of the services provided by the independent registered public accounting firms for the fiscal year ended December 31, 2025, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accounting firms and management for the fiscal year ended December 31, 2025, to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

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

(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of VirTra, Inc. filed September 22, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.2	Certificate of Change of VirTra, Inc. filed on October 7, 2016 (incorporated by reference to Exhibit 2.2 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

3.3	Certificate of Change of VirTra, Inc. filed on February 12, 2018 (incorporated by reference to Exhibit 2.3 to the registrant’s Post-Qualification Offering Circular Amendment No. 1 to Form 1-A (File No. 024-10739) filed with the Commission on February 21, 2018).

3.4	Bylaws of VirTra, Inc. (incorporated by reference to Exhibit 2.4 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.1†	2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.2†	Form of Stock Option Agreement for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.6 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.3†	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan (incorporated by reference to Exhibit 6.7 to the registrant’s Offering Circular on Form 1-A (File No. 024-10739) filed with the Commission on September 11, 2017).

10.4	Promissory Note to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.5	Deed of Trust in favor of Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.6	Assignment of Rents granted to Arizona Bank & Trust dated August 25, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 001-38420) filed August 30, 2021).

10.7†	Restricted Stock Unit Agreement – Alanna Boudreau (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-3 (File No. 333-283846).

10.8†	Employment Agreement with John F. Givens II dated September 6, 2024 (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-3 (File No. 333-283846).

10.9†	Restricted Stock Unit Agreement – John F. Givens II dated August 5, 2024

10.10	Teaming Agreement with Vialytix, LLC dated November 2, 2023 and addendum

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (set forth on signature page hereto).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officers and Principal Financial Officer

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s annual report on Form 10-K (File No. 001-38420) filed April 1, 2024).

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract, compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date:	March 26, 2026	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer

Date:	March 26, 2026	By:	/s/ Alanna Boudreau
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 26, 2026.

Name	Title

/s/ John F. Givens II	Chief Executive Officer and Board Chair (Principal Executive Officer)
Robert D. Ferris
Chief Financial Officer
/s/ Alanna Boudreau	(Principal Financial Officer)
Alanna Boudreau

/s/ Gregg C.E. Johnson	Director
Gregg C.E. Johnson

/s/ Michael T. Ayers	Director
Michael T. Ayers

/s/ Maria R. Gervais	Director
Maria R. Gervais

/s/ Grant A. Barber	Director
Grant A. Barber

