Form 10-Q
period 2026-03-31
VirTra, Inc
filed 2026-05-11
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 11,306,885 shares of common stock outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$17,850,178	$18,594,598
Accounts receivable, net	4,917,675	5,502,087
Inventory, net	14,368,385	13,060,024
Unbilled revenue	322,874	868,216
Prepaid expenses and other current assets	1,437,190	2,622,462
Deferred Contract Costs, short term	374,375	374,375
Total current assets	39,270,677	41,021,762
Long-term assets:
Property and equipment, net	16,006,755	16,268,400
Operating lease right-of-use asset, net	225,379	268,873
Intangible assets, net	2,397,689	2,513,186
Security deposits, long-term	15,980	15,979
Other assets, long-term	424,225	424,226
Deferred tax asset, net	4,415,171	4,135,463
Deferred Contract Costs, long term	395,102	488,695
Total long-term assets	23,880,301	24,114,822
Total assets	$63,150,978	$65,136,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$971,964	$784,074
Accrued compensation and related costs	567,909	461,430
Accrued expenses and other current liabilities	1,217,590	1,196,565
Note payable, current	225,981	227,754
Operating lease liability, short-term	197,538	196,311
Deferred revenue, short-term	6,813,186	7,361,738
Total current liabilities	9,994,168	10,227,872
Long-term liabilities:
Deferred revenue, long-term	1,559,691	1,913,393
Note payable, long-term	7,248,704	7,314,085
Operating lease liability, long-term	42,402	89,053
Total long-term liabilities	8,850,797	9,316,531
Total liabilities	18,844,965	19,544,403

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,303,885 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,130	1,130
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	33,098,555	33,056,091
Retained Earnings	11,206,328	12,534,960
Total stockholders’ equity	44,306,013	45,592,181
Total liabilities and stockholders’ equity	$63,150,978	$65,136,584

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net sales	$3,474,146	$7,160,247
Total revenue	3,474,146	7,160,247

Cost of sales	1,340,342	1,963,367

Gross profit	2,133,804	5,196,880

Operating expenses:
General and administrative	2,961,172	3,219,950
Research and development	500,673	609,127

Net operating expense	3,461,845	3,829,077

Income (loss) from operations	(1,328,041)	1,367,803

Other income (expense):
Other income	113,190	72,010
Other (expense)	(59,781)	(73,753)

Net other income	53,409	(1,743)

(Loss) before provision for income taxes	(1,274,632)	1,366,060

Provision (Benefit) for income taxes	54,000	102,000

Net (loss)	$(1,328,632)	$1,264,060

Net (loss) per common share:
Basic	$(0.12)	$0.11
Diluted	$(0.12)	$0.11

Weighted average shares outstanding:
Basic	11,303,885	11,162,037
Diluted	11,303,885	11,162,037

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Three months ending March 31, 2026

Balance, December 31, 2025	-	$-	11,303,885	$1,130	$33,056,091	$12,534,960	$45,592,181

Stock reserved for future services	-	-	-	-	42,464	-	42,464
RSUs issued (stock for services)	-	-	-	-	-	-	-
Net income	-	-	-	-	-	(1,328,632)	(1,328,632)

Balance, March 31, 2026	-	$-	11,303,885	$1,130	$33,098,555	11,206,328	$44,306,013

Three months ending March 31, 2025

Balance, December 31, 2024	-	-	11,255,709	$1,125	$32,915,112	$12,276,514	$45,192,751

Stock reserved for future services	-	-	-	-	29,514	-	29,514
RSUs issued (stock for services)			4,500	1	-	-	1
Net income	-	-	-	-	-	1,264,060	1,264,060
Balance, March 31, 2025	-	-	11,260,209	$1,126	$32,944,626	$13,540,574	$46,486,326

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2026	2025
Cash flows from operating activities:
Net (loss)	$(1,328,632)	$1,264,060
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	470,027	316,640
Right of use amortization	43,494	41,864
Employee stock compensation	42,464	29,514
Bad debt expense	(9,408)	(15,334)
Loss on disposal of PP&E	3,990	-
Changes in operating assets and liabilities:
Accounts receivable, net	593,819	(884,782)
Inventory, net	(1,308,361)	(404,091)
Deferred taxes	(279,708)	(516,055)
Deferred Contract Costs - LT	93,593	-
Unbilled revenue	545,342	461,463
Prepaid expenses and other current assets	1,185,272	(343,571)
Accounts payable and other accrued expenses	315,395	448,503
Operating lease right of use	(45,424)	(43,223)
Deferred revenue	(902,254)	(289,297)
Net cash provided by (used in) operating activities	(580,391)	65,691

Cash flows from investing activities:
Purchase of property and equipment	(96,875)	(428,371)
Net cash provided by (used in) investing activities	(96,875)	(428,371)

Cash flows from financing activities:
Principal payments of debt	(67,154)	(65,521)
Net cash (used in) financing activities	(67,154)	(65,521)

Net (decrease) in cash	(744,420)	(428,201)
Cash and restricted cash, beginning of period	18,594,598	18,040,827
Cash and restricted cash, end of period	$17,850,178	$17,612,626

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$(1,041,894)	$20,951
Interest paid	$55,534	$56,974

See accompanying notes to condensed unaudited financial statements.

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

Basis of Presentation

The unaudited financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 26, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on March 31, 2026, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2025 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

Revision of Previously Issued Financial Statements

In the prior year, the Company identified an immaterial error in the 2023 financial statements related to the functional currency designation of a Canadian sales transaction, which resulted in a $498,000 adjustment to retained earnings. The error was previously evaluated and determined not to be material to the Company’s financial statements.

After giving effect to this correction and other prior-year revisions, the only permanent impact to retained earnings is the $498,000 adjustment related to the functional currency designation error. No other periods were materially affected. This disclosure is included in the current interim period because the effects of the prior-year correction continue to be reflected in stockholders’ equity as of December 31, 2024 and do not represent a new error or restatement.

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

	Three Months Ended March 31
	2026				2025
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$27,643	$572,792	$614,988	$1,215,423	$24,378	$1,971,324	$1,768,635	$3,764,337
Extended Service-type warranties	23,931	809,055	41,949	874,935	35,925	913,321	20,865	970,111
Customized software and content	-	300,000	-	300,000	-	66,781	101,832	168,613
Installation and training	-	79,558	17,825	97,383	4,388	179,266	17,050	200,704
Design & Prototyping	-	-	-	-	-	1,115,890	-	1,115,890
STEP	32,705	922,691	31,009	986,405	1,753	908,820	30,019	940,592
Total Revenue	$84,279	$2,684,096	$705,771	$3,474,146	$66,444	$5,155,402	$1,938,401	$7,160,247

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the three months ended March 31, 2026, governmental customers comprised $2,684,096, or 77% of total net sales, commercial customers comprised $84,279 or 3% of total net sales and international customers comprised $705,771 or 20% of total net sales. By comparison, for the three months ended March 31, 2025, governmental customers comprised $5,155,402, or 72% of total net sales, commercial customers comprised $66,444 or 1% of total net sales and international customers comprised $1,938,401, or 27% of total net sales. For the three months ended March 31, 2026, and 2025, the Company recorded $986,405 and $940,592, respectively, in STEP revenue, or 28% and 13%, respectively, of total net sales.

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

The Company has identified the following business segments

●	Simulators and Accessories- These include all variations of the VirTra simulator, Simulated recoil kits, Return first devices, Taser©, OC Spray, low light devices and refill options.
●	Extended Service-type warranties – Warranties on all products past 1 or more years
●	Customized software and Custom content- Contracts with specific suppliers who have asked for content related directly to their situations that we design and film or specific software request for their system only
●	Installation and Training – Installation of our simulators at the specific sites as well as extra training classes preformed onsite, virtually or at the VirTra Training Center
●	Design and Prototyping – Specific contracts related to hardware development for specific customers
●	Subscription Training Equipment Partnership (STEP)™ is a program that allows agencies to utilize VirTra’s simulator products, accessories, and V-VICTA interactive coursework on a subscription basis.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
Sale of product	2026	2025
Simulators and accessories	$1,215,423	$3,764,337
Extended Service-type warranties	874,935	970,111
Customized software and content	300,000	168,613
Installation and training	97,383	200,704
Design & Prototyping	-	1,115,890
STEP	986,405	940,592
Total consolidated	$3,474,146	$7,160,247

Depreciation and amortization	2026	2025
Simulators and accessories	$201,929	$102,862
Extended Service-type warranties	-	7,664
Customized software and content	249	1,581
Installation and training	-	1,585
Design & Prototyping	22,141	30,956
STEP	138,935	122,672
Corporate	106,773	47,098
Total consolidated	$470,027	$314,418

Segment income (loss)	2026	2025
Simulators and accessories	$149,871	$2,891,320
Extended Service-type warranties	831,965	1,032,367
Customized software and content	298,394	283,787
Installation and training	6,104	(3,248)
Design & Prototyping	-	167,303
STEP	847,470	825,351
Corporate	(3,462,436)	(3,932,820)
Total	$(1,328,632)	$1,264,060

Expenditures for segment assets	2026	2025
Simulators and accessories	$51,992	$12,871
Extended Service-type warranties	-	-
Customized software and content	-	-
Installation and training	-	-
Design & Prototyping	-	-
STEP	44,883	411,560
Corporate purchases	-	3,940
	$96,875	$428,371

Segment assets	2026	2025
Simulators and accessories	$19,418,394	$27,749,997
Extended Service-type warranties	-	-
Customized software and content	3,710,403	622,678
Installation and training	-	-
Design & Prototyping	-	367,092
STEP	1,025,086	1,235,650
Corporate Assets	38,997,095	36,821,704
	$63,150,978	$66,797,121

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability, and for the items that will be delivered or converted into revenue later than one year, deposits are recorded to a long-term liability under deferred revenue on the balance sheet. As of March 31, 2026, there was $4,108,248 in current and $140,804 in long-term. As of December 31, 2025, there was $4,523,690 and $128,790 recorded as short-term and long-term liabilities, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,704,938 and $2,838,048 on March 31, 2026 and December 31, 2025, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,418,887 and $1,784,603 on March 31, 2026 and December 31, 2025, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $158,000 and $189,000 on March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $874,935 and $970,111, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

STEP Revenue

The Company’s STEP operations consist principally of leasing its simulator products under operating agreements expiring in one year. At the commencement of a STEP agreement, any lease payments received are deferred and no income is recognized. Subsequently, payments are amortized and recognized as revenue on a straight-line basis over the term of the agreement. The agreements are generally for a period of 12 months and can be renewed for an additional 12-month period up to two additional 12-month periods maximum of 36 months for the entire agreement. This is a change from prior years which allowed for renewals up to 48 months for a total of 60 months. Agreements may be terminated by either party upon written notice of termination at least sixty days prior to the end of the 12-month period. The payments are generally fixed for the first year of the agreement, with increases in payments in subsequent years to be mutually agreed upon. The agreements do not include variable lease payments or free rent periods. In addition, the agreements do not provide for the underlying assets to be purchased at their fair market values at interim periods or at maturity, the assets are owned by VirTra and are required to be returned upon lease termination. Each STEP agreement comes with full customer support and stand-ready advance replacement parts to maintain each system for the duration of the lease. The amount that the Company expects to derive from the STEP equipment following the end of the agreement term is dependent upon the number of agreement terms renewed. The agreements do not include a residual value guarantee.

Concentration of Credit Risk and Major Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable.

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $17,350,178 and $18,094,598 as of March 31, 2026, and December 31, 2025, respectively.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Sales are typically made on credit, and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

As of March 31, 2026, the Company had two customers that accounted for 33% and 16% respectively, of total accounts receivable. As of December 31, 2025, the Company had two customers that accounted for 31% and 14% of total accounts receivable.

For the three months ended March 31, 2026, the Company has no single customer accounting for more than 10% and for March 31, 2025, the Company had one customer accounting for 14% of the total revenue and another accounting for 10%

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$(1,328,632)	$1,264,060
Weighted average common stock outstanding	11,303,885	11,162,037
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,303,885	11,162,037

Net Income (Loss) per common share and common equivalent share
Basic	$(0.12)	$0.11
Diluted	$(0.12)	$0.11

Note 2. Inventory

Inventory consisted of the following as of:

	March 31, 2026	December 31, 2025

Raw materials, WIP, finished goods and Materials being inspected	$14,849,150	$13,487,627
Reserve	(480,765)	(427,603)

Total Inventory	$14,368,385	$13,060,024

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Deferred Contract Costs

Deferred contract costs consisted of the following as of:

	March 31, 2026	December 31, 2025
Deferred Contract Costs - Short-Term	$374,375	$310,673
Deferred Contract Costs - Long-Term Adjustment	93,594	161,047
Expense as of March 31, 2026	(93,594)	(97,345)
Total Short-Term Contract	$374,375	$374,375

Deferred Contract Costs - Long-Term	$488,695	$738,368
Deferred Contract Costs - Short-Term Adjustment	(93,593)	(161,047)
Expense as of March 31, 2026	-	(88,626)
Total Long-Term Contract	$395,102	$488,695

Total Deferred Contract Costs	$769,477	$863,070

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

At March 31, 2026 and 2025, deferred contract costs totaled $769,477 and $0, respectively, of which $374,375 and $0 were classified as current. Amortization expense recognized in cost of revenues was $93,594 and $0 for the years ended March 31, 2026 and 2025, respectively. No impairment losses were recognized during the periods presented.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2026	December 31, 2025
Land	$1,778,987	$1,778,987
Building & Building Improvements	11,595,706	11,595,706
Computer equipment	995,220	995,220
Furniture and office equipment	363,136	363,136
Machinery and equipment	4,887,709	4,835,717
STEP equipment	2,836,555	2,896,376
Leasehold improvements	340,703	340,703
Construction in Progress	204,365	204,365
Total property and equipment	23,002,381	23,010,210
Less: Accumulated depreciation	(6,995,626)	(6,741,810)
Property and equipment, net	$16,006,755	$16,268,400

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Depreciation expenses, including STEP depreciation, were $354,530 and $314,418 for the three months ended March 31, 2026 and 2025, respectively.

Note 5. Intangible Assets

Intangible asset consisted of the following as of:

	March 31, 2026	December 31, 2025
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Capitalized software	2,265,489	2,265,489
Acquired lease intangible assets	-	-

Total intangible assets	2,876,733	2,876,733
Less accumulated amortization	(479,044)	(363,547)

Intangible assets, net	$2,397,689	$2,513,186

Amortization expense was $115,497 and $2,222 for the three months ended March 31, 2026 and 2025, respectively. The increase is due to the addition of capitalized software amortization from the 2025 capitalization of the V-XR development.

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

The balance sheet classification of lease assets and liabilities as of March 31, 2026 are as follows:

Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets
Operating lease right-of-use assets, December 31, 2025	$268,873	$437,095
Amortization for the three months ended March 31, 2026	(43,494)	(168,222)
Total operating lease right-of-use asset, March 31, 2026	$225,379	$268,873
Liabilities
Current
Operating lease liability, short-term	$197,538	$196,311
Non-current
Operating lease liability, long-term	42,402	89,053
Total lease liabilities	$239,940	$285,364

Future minimum lease payments as of March 31, 2026, under non-cancellable operating leases are as follows:

2026	$147,847
2027	99,382
Total Lease Payments	247,229
Less: imputed interest	(7,289)
Operating Lease Liability	$239,940

Rent expenses for the three months ended March 31, 2026 and 2025 were $48,614 and $47,205, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	March 31, 2026	December 31, 2025
Salaries and wages payable	$252,749	$122,529
Employee benefits payable	22,812	43,608
Accrued paid time off (PTO)	292,348	295,293
Profit sharing payable	-	-

Total accrued compensation and related costs	$567,909	$461,430

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2026	December 31, 2025
Manufacturer’s warranties	$158,000	$189,000
Taxes payable	876,236	$788,116
Miscellaneous payable	183,354	219,449

Total accrued expenses and other current liabilities	$1,217,590	$1,196,565

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8. Notes Payable

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

Note payable amounts consist of the following:

	March 31, 2026	December 31, 2025

Short-term liabilities
Note payable, principal	$214,084	$215,037
Accrued interest to date	11,897	12,717

Note Payable, short-term	$225,981	$227,754

Long-term liabilities
Note payable, principal	$7,248,704	$7,314,085

Note payable, long term	$7,248,704	$7,314,085

Note 9. Related Party Transactions

In the first quarter of 2026, the company paid Vialytix, LLC $125,000 for the software licenses (see Vialytix, LLC ownership information below

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

Restricted Stock Unit Grants

There were no awards of Restricted Stock units during the three months ending March 31, 2026.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the three months ended March 31, 2026 and 2025, $0 and $107,549 was expensed to operations for profit sharing.

Note 11. Stockholders’ Equity

Common stock activity

There was no common stock activity

Note 12. Subsequent Events

VirTra expects to close on the purchase of the Orlando property in May 2026. The acquisition will be funded through a combination of cash on hand and a mortgage secured by the property. In addition to the primary facility, the property includes a second building that is currently leased to two long-term tenants. Rental income from these tenants is expected to substantially offset the Company’s cash outflows related to the mortgage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026.

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

Business Overview

VirTra, Inc. (the “Company,” “VirTra,” “we,” “us” and “our”) is a global provider of judgmental use of force training simulators and firearms training simulators for the law enforcement, military, educational and commercial markets. The Company’s patented technologies, software, and scenarios provide intense training for de-escalation, judgmental use-of-force, marksmanship and related training that mimics real-world situations. VirTra’s mission is to save and improve lives worldwide through practical and highly effective virtual reality and simulator technology.

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

Results of operations for the three months ended March 31, 2026, and March 31, 2025

Revenues. Net sales for the three months ended March 31, 2026 were $3,474,146, compared to $7,160,247 for the same period in 2025, representing a decrease of $3,686,101, or 51%. The decrease was primarily driven by a delay in the conversion of backlog to revenue, as several customers associated with third- and fourth-quarter 2025 bookings were unable to accept delivery during the first quarter of 2026. Management expects a significant portion of the December 31, 2025 backlog to convert to revenue over the remainder of fiscal year 2026. In addition, revenue was adversely impacted by the Company’s concentration in government-funded customers, including international customers whose purchases are funded through U.S. federal programs. Timing and funding uncertainties associated with government appropriations contributed to lower shipment volumes during the quarter.

Cost of Sales. Cost of sales decreased to $1,340,342 for the three months ended March 31, 2026, from $1,963,367 for the same period in 2025, a decrease of $623,025, or 32%, primarily due to lower sales volumes. Despite the overall decrease in cost of sales, year over year, cost of sales increased as a percentage of revenue, as certain development and content creation costs could not be reduced in proportion to the decline in revenues.

Gross Profit. Gross profit was $2,133,804 for the three months ended March 31, 2026, compared to $5,196,880 for the same period in 2025, a decrease of $3,063,076, or 59%. The gross profit margin for the three months ended March 31, 2026 and 2025 was 61% and 73%, respectively. This decrease in margin is driven by the Company continuing to put out new product and work on integrations with other software, including VBS, which will help drive revenue in the future.

Operating Expenses. Net operating expense was $3,461,845 for the three months ended March 31, 2026, compared to $3,829,077 for the same period in 2025, a decrease of $367,232, or 10%. The decrease in operating expenses for the period results from continuing efforts by the Company to optimize and reduce overhead expenses during times of anticipated revenue declines

Operating Income. Operating loss was ($1,328,041) for the three months ended March 31, 2026, compared to operating income of $1,367,803 for the same period in 2025, a decrease of $2,695,844 or 197%. This year-over-year decrease is attributable to an increased cost of sales, only marginal declines in operating expenses, and reduced revenues.

Other Income. Other income net of other expense was $53,409 for the three months ended March 31, 2026, compared to net other expense of $1,743 for the same period in 2025, an increase of $55,152, or 3164%. This was due to the interest earned on cash.

Provision (Benefit) for Income Tax. Provision for income tax was $54,000 for the three months ended March 31, 2026, compared to $102,000 for the same period in 2025, a decrease of $48,000, or 47%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net loss was ($1,328,632) for the three months ended March 31, 2026, compared to net income of $1,264,060 for the same period in 2025, a decrease of $2,592,692 or 205%. The fluctuation in net income relates to each respective revenue section discussed above.

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

	For Three Months Ended
	March 31,	March 31,	Increase	%
	2026	2025	(Decrease)	Change

Net Income (Loss)	$(1,328,632)	$1,264,060	$(2,592,692)	-205%
Adjustments:
Provision for income taxes	54,000	102,000	(48,000)	-47%
Depreciation and amortization	470,027	316,640	153,387	48%
Interest (net)	(21,772)	(21,251)	(521)	2%
EBITDA	(826,377)	1,661,449	(2,487,826)	-150%
Right of use amortization	43,494	41,864	1,630	4%

Adjusted EBITDA	$(782,883)	$1,703,313	$(2,486,196)	-146%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $17,850,178 and $18,594,598 of cash and cash equivalents as of March 31, 2026, and December 31, 2025, respectively. Working capital was $29,276,508 and $30,793,890 as of March 31, 2026, and December 31, 2025, respectively.

Net cash used in operating activities was $580,390 and net cash provided by operating activities was $65,691 for the three months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities resulted primarily from the net loss for the period, and increases in inventory which is intentionally done to support future growth.

Net cash used in investing activities was $96,875 for the three months ended March 31, 2026, compared to net cash used in investing activities of $428,371 for the three months ended March 31, 2025. Investing activities in 2026 and 2025 consisted of purchases of property and equipment.

Net cash used in financing activities was $67,154 for the three months ended March 31, 2026, compared to $65,521 used in the three months ended March 31, 2025. In both periods, cash was used primarily for principal payment of debt.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $3.8 million for the three months ended March 31, 2026. The Company has made one change to the booking qualifications. As previously disclosed, in 2024 we strengthened the language in the STEP contract Terms and Conditions to better ensure the agreement remains in effect for the full three-year term. This change was done to secure future revenue and lower our risk of unsigned or cancelled contracts. Therefore, with this change, we believe there are $2.1 million in renewable STEP contract options still outstanding, and based on current renewal rates, the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or have uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital, which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of March 31, 2026, the Company’s backlog was $13.2 million in Capital, $4.4 million in Service and $7.6 million in STEP, for a total of $25.2 million. This is a slight decrease in backlog from December 31,2025 which sat at $13.8 million in Capital, $5.1 million in Service and $6.7 million in STEP, for a total of $25.6 million

Management estimates that most new capital bookings received in the first quarter of 2026 will be converted to revenue in 2026. Management recognizes that there are a percentage of capital contracts that will extend into 2027 by request of the customers. Management’s estimate for the conversion of backlog is based on current contract delivery dates; however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

Cash Requirements

Our management believes that our current capital resources will be adequate to continue operating our Company and maintaining our current business strategy for more than 12 months from the filing of this Quarterly Report. We are, however, open to raising additional funds from the capital markets, at a fair valuation, to purchase a business or assets, expand our production capacity, expand our product and services, to enhance our sales and marketing efforts and effectiveness, and to aggressively take advantage of emerging market opportunities. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, when it is needed, we will be forced to scale down our plans for expanded marketing and sales efforts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. These weaknesses were (i) lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (ii) failure to implement adequate system and manual controls. As noted in 10-K, until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely the first material weakness will continue. With respect to the second material weakness, our Board of Directors has directed management to implement more effective system and manual controls.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended March 31, 2026, and continuing through 2026, we are implementing more formal review and documentation of workflow processes and increasing our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

(c)	None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: May 11, 2026	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)

