Form 10-Q
period 2026-06-30
VirTra, Inc
filed 2026-08-13
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4th, 2026, the registrant had 11,319,624 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,312,743	$18,594,598
Accounts receivable, net	4,461,812	5,502,087
Inventory, net	14,193,484	13,060,024
Unbilled revenue	3,180,534	868,216
Prepaid expenses and other current assets	1,668,188	2,622,462
Deferred Contract Costs, short term	374,375	374,375
Total current assets	38,191,136	41,021,762
Long-term assets:
Property and equipment, net	20,696,026	16,268,400
Operating lease right-of-use asset, net	-	268,873
Intangible assets, net	2,534,037	2,513,186
Security deposits, long-term	-	15,979
Other assets, long-term	452,697	424,226
Deferred tax asset, net	4,007,463	4,135,463
Deferred Contract Costs, long term	301,508	488,695
Total long-term assets	27,991,731	24,114,822
Total assets	$66,182,867	$65,136,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$612,981	$784,074
Accrued compensation and related costs	659,091	461,430
Accrued expenses and other current liabilities	1,301,057	1,196,565
Notes payable, current	312,523	227,754
Operating lease liability, short-term	-	196,311
Deferred revenue, short-term	6,931,535	7,361,738
Total current liabilities	9,817,187	10,227,872
Long-term liabilities:
Deferred revenue, long-term	1,157,655	1,913,393
Notes payable, long-term	11,107,199	7,314,085
Operating lease liability, long-term	-	89,053
Total long-term liabilities	12,264,854	9,316,531
Total liabilities	22,082,041	19,544,403

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,319,624 shares issued and outstanding as of June 30, 2026 and 11,303,885 as of December 31, 2025	1,135	1,130
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	33,154,621	33,056,091
Retained Earnings	10,945,070	12,534,960
Total stockholders’ equity	44,100,826	45,592,181
Total liabilities and stockholders’ equity	$66,182,867	$65,136,584

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net sales	$5,763,358	$6,978,938	$9,237,504	$14,139,185
Total revenue	5,763,358	6,978,938	9,237,504	14,139,185

Cost of sales	2,347,656	2,166,461	3,687,998	4,129,828

Gross profit	3,415,702	4,812,477	5,549,506	10,009,357

Operating expenses:
General and administrative	3,167,673	3,289,995	6,128,846	6,509,946
Research and development	435,493	608,116	936,165	1,217,243

Net operating expense	3,603,166	3,898,111	7,065,011	7,727,189

Income (loss) from operations	(187,464)	914,366	(1,515,505)	2,282,168

Other income (expense):
Other income	103,656	77,873	216,845	149,883
Other (expense)	(89,011)	(825,925)	(148,792)	(899,677)

Net other income	14,645	(748,052)	68,053	(749,794)

Income (Loss) before provision for income taxes	(172,819)	166,314	(1,447,452)	1,532,374

Provision (Benefit) for income taxes	88,439	(9,000)	142,438	93,000

Net Income (loss)	$(261,258)	$175,314	$(1,589,890)	$1,439,374

Net Income (loss) per common share:
Basic	$(0.02)	$0.02	$(0.14)	$0.13
Diluted	$(0.02)	$0.02	$(0.14)	$0.13

Weighted average shares outstanding:
Basic	11,307,865	11,261,588	11,305,886	11,260,902
Diluted	11,307,865	11,261,588	11,305,886	11,260,902

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Six months ending June 30, 2026

Balance, December 31, 2025	-	$-	11,303,885	$1,130	$33,056,091	$12,534,960	$45,592,181

Stock reserved for future services	-	-	-	-	42,464	-	42,464
RSUs issued (stock for services)	-	-	-	-	-	-	-
Net income	-	-	-	-	-	(1,328,632)	(1,328,632)

Balance, March 31, 2026	-	$-	11,303,885	$1,130	$33,098,555	$11,206,328	$44,306,013

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	4,350	-	4,350
RSUs issued (stock for services)	-	-	15,739	5	51,716	-	51,721
Net income	-	-	-	-	-	(261,258)	(261,258)
Balance, June 30, 2026	-	$-	11,319,624	$1,135	$33,154,621	$10,945,070	$44,100,826

Six months ending June 30, 2025

Balance, December 31, 2024	-	$-	11,255,709	$1,125	$32,915,112	$12,276,514	$45,192,751
Stock options exercised			-	-	-	-	-
Stock reserved for future services	-	-	-	-	29,514	-	29,514
RSUs issued (stock for services)	-	-	4,500	1	-	-	1
Net income	-	-	-	-	-	1,264,060	1,264,060

Balance, March 31, 2025	-	$-	11,260,209	$1,126	$32,944,626	$13,540,574	$46,486,326

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	183,309	-	183,309
RSUs issued (stock for services)	-	-	1,379	-	-	-	-
Net income	-	-	-	-	-	175,314	175,314
Balance, June 30, 2025	-	$-	11,261,588	$1,126	$33,127,935	$13,715,888	$46,844,949

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(1,589,890)	$1,439,374
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	990,394	829,841
Right of use amortization	72,774	84,365
Employee stock compensation	98,535	212,823
Bad Debt Expense	(18,172)	-
Loss on disposal of lease	2,706	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,058,449	1,557,910
Inventory, net	(1,133,461)	1,776,667
Other assets-LT	158,715	-
Deferred taxes	128,000	87,175
Unbilled revenue	(2,312,318)	983,019
Other assets	954,274	19,712
Prepaid expenses and other current assets	-	(1,337,108)
Accounts payable and other accrued expenses	131,057	(273,918)
Operating lease right of use	(75,992)	(87,907)
Deferred revenue	(1,185,941)	755,476
Net cash provided (used in) by operating activities	(2,720,870)	6,047,429

Cash flows from investing activities:
Internal intangible assets	(429,850)	(2,265,489)
Purchase of property and equipment	(1,013,009)	(996,452)
Net cash (used in) investing activities	(1,442,859)	(3,261,941)

Cash flows from financing activities:
Principal payments of debt	(122,116)	(128,962)
Net cash (used in) financing activities	(122,116)	(128,962)

Net (decrease) in cash	(4,285,845)	2,656,526
Cash and restricted cash, beginning of period	18,594,598	18,040,827
Cash and restricted cash, end of period	$14,308,753	$20,697,353

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$(1,041,894)	$720,951
Interest paid	$134,961	$116,415
Noncash investing & financing activities disclosure:
Assumption of lease asset (Lessor)	$256,990	$-
Mortgage to Purchase Building	$(4,000,000)	$-

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on  June 30, 2026, and the results of our operations and cash flows for the periods presented. We derived the  December 31, 2025 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended June 30,
	2026				2025
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$64,444	$1,466,510	$2,025,151	$3,556,105	$106,113	$3,221,977	$1,174,154	$4,502,244
Extended Service-type warranties	13,837	826,053	60,436	900,326	41,432	1,007,989	24,885	1,074,306
Customized software and content	-	165,631	15,421	181,052	-	30,841	-	30,841
Installation and training	5,000	104,814	42,243	152,057	3,486	150,812	153,552	307,850
Design & Prototyping	-	-	-	-	-	29,861	-	29,861
STEP	33,437	915,896	24,485	973,818	2,392	1,002,663	28,781	1,033,836
Total Revenue	$116,718	$3,478,904	$2,167,736	$5,763,358	$153,423	$5,444,143	$1,381,372	$6,978,938

	Six Months Ended June 30,
	2026				2025
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$92,088	$2,039,302	$2,640,139	$4,771,529	$130,491	$5,193,300	$2,942,789	$8,266,580
Extended Service-type warranties	37,768	1,635,108	102,384	1,775,260	77,357	1,921,310	45,750	2,044,417
Customized software and content	-	465,631	15,421	481,052	-	97,622	101,832	199,454
Installation and training	5,000	184,373	60,068	249,441	7,875	330,078	170,601	508,554
Design & Prototyping	-	-	-	-	-	1,145,751	-	1,145,751
STEP	66,142	1,838,586	55,494	1,960,222	4,145	1,911,483	58,801	1,974,429
Total Revenue	$200,998	$6,163,000	$2,873,506	$9,237,504	$219,868	$10,599,544	$3,319,773	$14,139,185

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the three months ended  June 30, 2026, governmental customers comprised $3,478,904, or 60% of total net sales, commercial customers comprised $116,718 or 2% of total net sales and international customers comprised $2,167,736 or 38% of total net sales. By comparison, for the three months ended  June 30, 2025, governmental customers comprised $5,444,143, or 78% of total net sales, commercial customers comprised $153,423 or 2% of total net sales and international customers comprised $1,381,372, or 20% of total net sales. For the three months ended  June 30, 2026, and 2025, the Company recorded $973,818 and $1,033,836, respectively, in STEP revenue, or 17% and 15%, respectively, of total net sales. For the six months ended June 30, 2026, governmental customers comprised $6,163,000, or 67% of total net sales, commercial customers comprised $200,998 or 2% of total net sales and international customers comprised $2,873,506 or 31% of total net sales. By comparison, for the six months ended June 30, 2025, governmental customers comprised $10,599,544, or 75% of total net sales, commercial customers comprised $219,868 or 2% of total net sales and international customers comprised $3,319,773, or 23% of total net sales. For the six months ended June 30, 2026, and 2025, the Company recorded $1,960,222 and $1,974,429, respectively, in STEP revenue, or 21% and 14%, respectively, of total net sales.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,
Sale of product	2026	2025
Simulators and accessories	$3,556,105	$4,502,244
Extended Service-type warranties	900,326	1,074,306
Customized software and content	181,052	30,841
Installation and training	152,057	307,850
Design & Prototyping	-	29,861
STEP	973,818	1,033,836
Total consolidated	$5,763,358	$6,978,938

Depreciation and amortization	2026	2025
Simulators and accessories	$84,976	$165,220
Customized software and content	249	249
Design & Prototyping	22,141	22,141
STEP	166,549	144,756
Corporate	246,453	180,835
Total consolidated	$520,368	$513,201

Segment income (loss)	2026	2025
Simulators and accessories	$890,102	$2,433,140
Extended Service-type warranties	1,175,165	1,148,142
Customized software and content	546,792	130,959
Installation and training	(3,626)	96,527
Design & Prototyping	-	114,626
STEP	807,269	889,081
Corporate	(3,676,960)	(4,637,161)
Total	$(261,258)	$175,314

Expenditures for segment assets	2026	2025
Simulators and accessories	$-	$451,772
Extended Service-type warranties	-	-
Customized software and content	-	2,265,489
Installation and training	-	-
Design & Prototyping	-	-
STEP	326,727	48,445
Corporate purchases	4,688,062	23,197
	$5,014,789	$2,788,903

Segment assets	2026	2025
Simulators and accessories	$26,653,986	$23,417,011
Customized software and content	2,714,002	365,638
Design & Prototyping	-	248,548
STEP	1,185,264	1,139,339
Corporate Assets	35,629,615	42,199,436
	$66,182,867	$67,369,972

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
Sale of product	2026	2025
Simulators and accessories	$4,771,529	$8,266,580
Extended Service-type warranties	1,775,260	2,044,417
Customized software and content	481,052	199,454
Installation and training	249,441	508,554
Design & Prototyping	-	1,145,751
STEP	1,960,222	1,974,429
Total consolidated	$9,237,504	$14,139,185

Depreciation and amortization	2026	2025
Simulators and accessories	$171,672	$238,346
Customized software and content	498	498
Design & Prototyping	44,281	44,281
STEP	305,483	259,997
Corporate	468,460	286,718
Total consolidated	$990,394	$829,840

Segment income (loss)	2026	2025
Simulators and accessories	$1,039,973	$5,324,460
Extended Service-type warranties	2,007,130	2,180,509
Customized software and content	845,186	414,746
Installation and training	2,478	93,279
Design & Prototyping	-	281,930
STEP	1,654,739	1,714,433
Corporate	(7,139,396)	(8,569,983)
Total	$(1,589,890)	$1,439,374

Expenditures for segment assets	2026	2025
Simulators and accessories	$51,992	$464,643
Customized software and content	-	2,265,489
STEP	266,907	460,005
Corporate purchases	4,688,062	27,137
	$5,006,961	$3,217,274

Segment assets	2026	2025
Simulators and accessories	$26,653,986	$23,417,011
Customized software and content	2,714,002	365,638
Design & Prototyping	-	248,548
STEP	1,185,264	1,139,339
Corporate Assets	35,629,615	42,199,436

$66,182,867	$67,369,972

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability, and for the items that will be delivered or converted into revenue later than one year, deposits are recorded to a long-term liability under deferred revenue on the balance sheet. As of  June 30, 2026, there was $4,456,523 in current and $98,785 in long-term liabilities. As of  December 31, 2025, there was $4,523,690 and $128,790 recorded as short-term and long-term liabilities, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,450,582 and $2,838,048 on  June 30, 2026 and  December 31, 2025, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,058,870 and $1,784,603 on  June 30, 2026 and  December 31, 2025, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $145,000 and $189,000 on  June 30, 2026 and  December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $1,775,260 and $2,044,417, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

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

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $13,812,743 and $18,094,598 as of  June 30, 2026, and  December 31, 2025, respectively.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Sales are typically made on credit, and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

As of  June 30, 2026, the Company had two customers that accounted for 36% and 18% respectively, of total accounts receivable. As of  December 31, 2025, the Company had two customers that accounted for 31% and 14% of total accounts receivable.

For the three months ended June 30, 2026, the Company had one customer accounting for 29% of total revenues and for three months ended June 30, 2025, the Company had customers accounting for 13% and 10% of the total revenues.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended June 30,
	2026	2025
Net Income (Loss)	$(261,258)	$175,314
Weighted average common stock outstanding	11,307,865	11,261,588
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,307,865	11,261,588

Net Income (Loss) per common share and common equivalent share
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

	Six Months Ended June 30,
	2026	2025
Net Income (Loss)	$(1,589,890)	$1,439,374
Weighted average common stock outstanding	11,305,886	11,260,902
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,305,886	11,260,902

Net Income (Loss) per common share and common equivalent share
Basic	$(0.14)	$0.13
Diluted	$(0.14)	$0.13

Note 2. Inventory

Inventory consisted of the following as of:

	June 30, 2026	December 31, 2025

Raw materials, WIP, finished goods and Materials being inspected	$14,674,249	$13,487,627
Reserve	(480,765)	(427,603)

Total Inventory	$14,193,484	$13,060,024

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Deferred Contract Costs

Deferred contract costs consisted of the following as of:

	June 30, 2026	December 31, 2025
Deferred Contract Costs - Short-Term	$374,375	$310,673
Deferred Contract Costs - Long-Term Adjustment	187,187	161,047
Expense as of June 30, 2026	(187,187)	(97,345)
Total Short-Term Contract	$374,375	$374,375

Deferred Contract Costs - Long-Term	$488,695	$738,368
Deferred Contract Costs - Short-Term Adjustment	(187,187)	(161,047)
Expense as of June 30, 2026	-	(88,626)
Total Long-Term Contract	$301,508	$488,695

Total Deferred Contract Costs	$675,883	$863,070

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

At  June 30, 2026 and 2025, deferred contract costs totaled $675,883 and $0, respectively, of which $374,375 and $0 were classified as current. Amortization expense recognized in cost of revenues was $187,187 and $0 for the six-month ended  June 30, 2026 and 2025, respectively. No impairment losses were recognized during the periods presented.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2026	December 31, 2025
Land	$2,378,987	$1,778,987
Building & Building Improvements	15,761,230	11,595,706
Computer equipment	1,001,470	995,220
Furniture and office equipment	363,136	363,136
Machinery and equipment	4,887,709	4,835,717
STEP equipment	3,163,282	2,896,376
Leasehold improvements	-	340,703
Construction in Progress	204,365	204,365
Total property and equipment	27,760,179	23,010,210
Less: Accumulated depreciation	(7,064,153)	(6,741,810)
Property and equipment, net	$20,696,026	$16,268,400

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Depreciation expenses, including STEP depreciation, were $754,255 and $749,879 for the six months ended June 30, 2026 and 2025, respectively.

Note 5. Intangible Assets

Intangible asset consisted of the following as of:

	June 30, 2026	December 31, 2025
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Capitalized software	2,265,489	2,265,489
Acquired lease intangible assets	256,990	-

Total intangible assets	3,133,723	2,876,733
Less accumulated amortization	(599,686)	(363,547)

Intangible assets, net	$2,534,037	$2,513,186

In connection with the acquisition of the Orlando property, VirTra assumed two existing long-term lease agreements for the second building. The acquisition resulted in the recognition of lease-related intangible assets totaling $256,990. These assets are being amortized over the remaining lease terms, with expiration dates in 2028 and 2033, respectively.  Amortization expense was $236,140 and $80,453 for the six months ended June 30, 2026 and 2025, respectively. The increase in 2026 over 2025 was the capitalized software amortization starting in the second quarter of 2025 for the V-XR development.

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

VirTra completed the purchase of the Orlando property on May 22, 2026. As a result, the related right-of-use (ROU) asset and lease liability associated with the property were derecognized and removed from the balance sheet. Accordingly, these lease-related balances have been fully written off and no longer appear in the Company's financial position as of the purchase date. As on June 30, 2026 the company wrote off the 196,099 lease asset and 209,372 in combined short and long term lease liabilities along with the security deposit which resulted in a 2,706 loss on disposal.

The balance sheet classification of lease assets and liabilities as of   June 30, 2026 are as follows:

Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets, December 31, 2025	$268,873	$437,095
Amortization for the six months ended June 30, 2026	(72,774)	(168,222)
Write off of right-of-use asset	(196,099)	-

Total operating lease right-of-use asset, June 30, 2026	$-	$268,873
Liabilities
Current
Operating lease liability, short-term	$-	$196,311
Non-current
Operating lease liability, long-term	-	89,053

Total lease liabilities	$-	$285,364

There are no future minimum lease payments as of  June 30, 2026

Rent expenses for the six months ended June 30, 2026 and 2025 were $76,675 and $93,624, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	June 30, 2026	December 31, 2025
Salaries and wages payable	$315,769	$122,529
Employee benefits payable	28,315	43,608
Accrued paid time off (PTO)	315,007	295,293

Total accrued compensation and related costs	$659,091	$461,430

Salaries and Wages payable is up significantly from December due to the timing of payroll dates and the number of days accrued at the end of the second quarter versus the days accrued at the end of the year.

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2026	December 31, 2025
Manufacturer’s warranties	$145,000	$189,000
Taxes payable	988,967	788,116
Miscellaneous payable	167,090	219,449

Total accrued expenses and other current liabilities	$1,301,057	$1,196,565

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8. Notes Payable

On May 22, 2026, the Company completed the purchase of real property located in Orlando, Florida (the “Orlando Property”) for $5,000,000 paid with $1,000,000 cash and proceeds from a mortgage loan from UMB (formerly Arizona Bank & Trust) in the amount of $4,000,000. The loan terms include interest to be accrued at a variable rate until our future swap, 84 monthly payments of approximately $21,330, and one irregular balloon payment of $3,427,889 due on the maturity date of May 15, 2033. The Company began making monthly payments on June 15, 2026. The payment and performance of the loan is secured by a security interest in the Orlando Property.

On August 25, 2021, the Company completed the purchase of real property located in Chandler, Arizona (the “Chandler Property”) for $10,800,000 paid with cash and proceeds from a mortgage loan from Arizona Bank & Trust in the amount of $8,600,000. The loan terms include interest to be accrued at a fixed rate of 3% per year, 119 regular monthly payments of $40,978, and one irregular payment of $5,956,538 due on the maturity date of August 23, 2031. The Company began making monthly payments on September 23, 2021. The payment and performance of the loan is secured by a security interest in the Chandler Property.

Notes payable amounts consist of the following:

	June 30, 2026	December 31, 2025

Short-term liabilities
Notes payable, principal	$302,961	$215,037
Accrued interest to date	9,562	12,717

Notes Payable, short-term	$312,523	$227,754

Long-term liabilities
Notes payable, principal	$11,107,199	$7,314,085

Notes payable, long term	$11,107,199	$7,314,085

Note 9. Related Party Transactions

In the first two quarters of 2026, the Company paid Vialytix, LLC, a company owned by the CEO (John Givens) and his wife, $187,500 for software licenses.

In the fourth quarter of 2025, the Company paid Vialytix, LLC $62,525 for licenses to a software product developed by Vialytix. The software product, which collects, evaluates, and analyzes simulation data, is modified and integrated by the Company with its product offerings in a format that allows users to increase training and manage budgets. The Company believes that integration of the software with its product offerings provides a customer-desired enhancement and improves the Company’s position against its competitors. Mr. Givens had commenced development of the software product prior to joining the Company as an officer in May 2022, and Vialytix and the Company entered into a cooperative agreement in November 2023.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10. Commitments and Contingencies

Litigation

There is no pending litigation at this time.

Restricted Stock Unit Grants

There were awards of 15,739 shares of Restricted Stock units issued during the three months ending  June 30, 2026.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the six months ended June 30, 2026 and 2025, $0 and $107,549 was expensed to operations for profit sharing.

Note 11. Stockholders’ Equity

Common stock activity

There were 15,739 shares of common stock issued for RSU payments to the board of directors

Note 12. Subsequent Events

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

○

The V-100 NG-Next generation  is a portable high fidelity simulation system that combines advanced simulation capabilities in a compact, self contained system designed for rapid setup, flexible deployment and instructor-led training across a wide range of operational scenarios for verbal use of force training and marksmanship skill development

●

Virtual Interactive Coursework Training Academy (V-VICTA)™ enables law enforcement agencies, to effectively teach, train, test and sustain departmental training requirements through nationally accredited coursework and training scenarios using our simulators.

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

●

APEX is a revolutionary, web-based platform that helps organizations collect, evaluate, analyze and report their training data through secure and consistent processes, these processes operate in real -time, ensuing workflow and training sessions are maximized for effectiveness. This platform through a partnership with Vialytics comes with the base subscription on every VirTra system with an Apex pro-option available as an upgrade

Results of operations for the three and six months ended June 30, 2026, and June 30, 2025

Revenues. Net sales for the three months ended June 30, 2026 were $5,763,358, compared to $6,978,938 for the same period in 2025, representing a decrease of $1,215,580, or 17%. Net sales for the six months ended June 30, 2026 were $9,237,504 compared to $14,139,185 for the same period in 2025, representing a decrease of $4,901,681, or 35%. The decrease was primarily the result of delayed revenue recognition related to temporary customer delivery deferrals. Importantly, backlog remains strong, supporting future revenue conversion as deliveries resume. Additionally, a larger portion of bookings came in at the end of the quarter, which resulted in revenue conversion of these bookings in the third quarter at the earliest.  Revenue continues to be affected by our concentration in government-funded customers, including international customers whose purchases are funded through U.S. federal programs. The end of the second quarter was the first time the Company began to see funding start to open up, with a few large orders coming in from our long-term customers that finally had funds released.

Cost of Sales. Cost of sales increased to $2,347,656 for the three months ended June 30, 2026, from $2,166,461 for the same period in 2025, an increased of $181,195, or 8%, primarily due to a few content projects closing out which is charged to cost of goods as they finish and are sent to all customers. Cost of sales decreased to $3,687,998 for the six months ended June 30, 2026, from $4,129,828 for the same period in 2025, a decrease of $441,830, or 11%, primarily due to lower sales volumes. Cost of sales decreased on a year-over-year basis; however, the corresponding reduction was less significant than the decline in revenue, resulting in an increase in cost of sales as a percentage of revenue. This was driven primarily by development and content creation costs that are not directly variable with revenue levels.

Gross Profit. Gross profit was $3,415,702 for the three months ended June 30, 2026, compared to $4,812,477 for the same period in 2025, a decrease of $1,396,775, or 29%. Gross profit was $5,549,506 for the six months ended June 30, 2026, compared to $10,009,357 for the same period in 2025, a decrease of $4,459,851, or 45%. The gross profit margin for the three months ended June 30, 2026 and 2025 was 59% and 69%, respectively. The gross profit margin for the six months ended June 30, 2026 and 2025 was 60% and 71%, respectively. This decrease in margin is driven by the Company continuing to work on new scenarios for all our customers and improve our integrations with other software, including VBS and Vialytics, which will help drive revenue.

Operating Expenses. Net operating expense was $3,603,166 for the three months ended June 30, 2026, compared to $3,898,111 for the same period in 2025, a decrease of $294,945, or 8%. Net operating expense was $7,065,011 for the six months ended June 30, 2026, compared to $7,727,189 for the same period in 2025, a decrease of $662,178, or 9%. Operating expenses decreased during the period as a result of management's continued focus on cost-control measures and overhead optimization in anticipation of lower revenue levels.

Operating Income. Operating loss was ($187,464) for the three months ended June 30, 2026, compared to operating income of $914,366 for the same period in 2025, a decrease of $1,101,830 or 121%. Operating loss was ($1,515,505) for the six months ended June 30, 2026, compared to operating income of $2,282,168 for the same period in 2025, a decrease of $3,797,673 or 166%. The year-over-year decline was driven principally by lower revenues and higher cost of sales, while operating expenses decreased only marginally during the period.

Net Other Income. Other income net of other expense was $14,645 for the three months ended June 30, 2026, compared to net other expense of $748,052 for the same period in 2025, an improvement of $762,697, or 102%. Other income net of other expense was $68,053 for the six months ended June 30, 2026, compared to net other expense of $749,794 for the same period in 2025, an improvement of  $817,847  or 109%. The change from expense to income is primarily attributable to a significant foreign exchange (FX) loss recognized in the second quarter of 2025, compared with minimal FX expense and higher interest income in 2026.

Provision (Benefit) for Income Tax. Provision for income tax was $88,439 for the three months ended June 30, 2026, compared to ($9,000) benefit for the same period in 2025, a decrease of $97,439, or 1083%. Provision for income tax was $142,438 for the six months ended June 30, 2026, compared to $93,000 for the same period in 2025, an increase of $49,438, or 53%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net loss was ($261,258) for the three months ended June 30, 2026, compared to net income of $175,314 for the same period in 2025, a decrease of $436,572 or 249%. Net loss was ($1,589,890) for the six months ended June 30, 2026, compared to net income of $1,439,374 for the same period in 2025, a decrease of $3,029,264 or 210%. The fluctuation in net income relates to each respective revenue section discussed above.

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

	For Three Months Ended				For Six Months Ended
	June 30,	June 30,	Increase	%	June 30,	June 30,	Increase	%
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change

Net Income (Loss)	$(261,258)	$175,314	$(436,572)	-249%	$(1,589,890)	$1,439,374	$(3,029,264)	-210%
Adjustments:
Provision for income taxes	88,439	(9,000)	97,439	-1083%	142,438	93,000	49,438	53%
Depreciation and amortization	520,368	513,693	6,675	1%	990,394	829,841	160,553	19%
Interest (net)	6,426	(26,876)	33,302	-124%	(15,346)	(48,127)	32,781	-68%
EBITDA	353,975	653,131	(299,156)	-46%	(472,404)	2,314,088	(2,786,492)	-120%
Right of use amortization	29,280	42,501	(13,221)	-31%	72,773	84,365	(11,592)	-14%

Adjusted EBITDA	$383,255	$695,632	$(312,377)	-45%	$(399,631)	$2,398,453	$(2,798,084)	-117%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $14,312,743 and $ 18,594,598 of cash and cash equivalents as of June 30, 2026, and December 31, 2025, respectively. Working capital was $28,373,949 and $30,793,890 as of  June 30, 2026, and December 31, 2025 respectively.

Net cash used in operating activities was $2,720,870 and net cash provided by operating activities was $6,047,430 for the six months ended June 30, 2026 and 2025, respectively. Net cash used in operating activities resulted primarily from the net loss for the period and increases in inventory to support future growth and $1,000,000 used for the Orlando building purchase deposit.

Net cash used in investing activities was $1,442,859 for the six months ended June 30, 2026, compared to net cash used in investing activities of 3,261,941 for the six months ended June 30, 2025. Investing activities in 2026 and 2025 consisted of purchases of property and equipment.

Net cash used in financing activities was $122,116 for the six months ended June 30, 2026, compared to $128,962 used in the six months ended June 30, 2025. In both periods, cash was used primarily for principal payment of debt and in 2026 the creation of the new mortgage note for the purchase of the Orlando building.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $5.5  million for the three months ended June 30, 2026 and bookings totaling $9.3 million for the six months ended June 30, 2026. The Company has made one change to the booking qualifications. As previously disclosed, in 2024 we strengthened the language in the STEP contract Terms and Conditions to better ensure the agreement remains in effect for the full three-year term. This change was done to secure future revenue and lower our risk of unsigned or cancelled contracts. Therefore, with this change, we believe there are $1.7 million in renewable STEP contract options still outstanding, and based on current renewal rates, the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or have uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital, which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of June 30, 2026, the Company’s backlog was $13.2 million in Capital, $3.8 million in Service and $7.9 million in STEP, for a total of $24.9 million. This is a decrease in backlog from December 31, 2025 which sat at $13.8 million in Capital, $5.1 million in Service and $6.7 million in STEP, for a total of $25.6 million

Management estimates that most new capital bookings received in the second quarter of 2026 will be converted to revenue in 2026. Management recognizes that there are a percentage of capital contracts that will extend into 2027 by request of the customers. Management’s estimate for the conversion of backlog is based on current contract delivery dates; however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that there have been no changes in our critical accounting policies during the three months ended June 30, 2026.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of  June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. These weaknesses were (i) lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (ii) failure to implement adequate system and manual controls. As noted in 10-K, until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely the first material weakness will continue. With respect to the second material weakness, our Board of Directors has directed management to implement more effective system and manual controls.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended June 30, 2026, and continuing through 2026, we are implementing more formal review and documentation of workflow processes and increasing our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

(c)	None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1	Promissory Note to UMB date May 15th, 2026

10.2	Mortgage on Orlando property date May 15th, 2026

10.3	Assignment of Leases and Rents

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTRA, INC.

Date: August 13, 2026	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)