Form 10-Q
period 2026-09-30
VirTra, Inc
filed 2026-11-12
CIK 1085243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 11,364,785 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRTRA, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$18,404,194	$18,594,598
Accounts receivable, net	5,588,767	5,502,087
Inventory, net	14,149,538	13,060,024
Unbilled revenue	967,455	868,216
Prepaid expenses and other current assets	1,763,125	2,622,462
Deferred Contract Costs, short term	374,375	374,375
Total current assets	41,247,454	41,021,762
Long-term assets:
Property and equipment, net	20,429,581	16,268,400
Operating lease right-of-use asset, net	-	268,873
Intangible assets, net	2,406,574	2,513,186
Security deposits, long-term	-	15,979
Other assets, long-term	451,489	424,226
Deferred tax asset, net	4,143,463	4,135,463
Deferred Contract Costs, long term	207,914	488,695
Total long-term assets	27,639,021	24,114,822
Total assets	$68,886,475	$65,136,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027,814	$784,074
Accrued compensation and related costs	558,705	461,430
Accrued expenses and other current liabilities	1,329,823	1,196,565
Notes payable, current	311,645	227,754
Operating lease liability, short-term	-	196,311
Deferred revenue, short-term	6,944,467	7,361,738
Total current liabilities	10,172,454	10,227,872
Long-term liabilities:
Deferred revenue, long-term	1,322,994	1,913,393
Notes payable, long-term	11,024,880	7,314,085
Operating lease liability, long-term	-	89,053
Total long-term liabilities	12,347,874	9,316,531
Total liabilities	22,520,328	19,544,403

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Preferred stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Common stock $0.0001 par value; 50,000,000 shares authorized; 11,364,785 shares issued and outstanding as of September 30, 2026 and 11,303,885 as of December 31, 2025	1,136	1,130
Class A common stock $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	-	-
Class B common stock $0.0001 par value; 7,500,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	33,257,100	33,056,091
Retained Earnings	13,107,911	12,534,960
Total stockholders’ equity	46,366,147	45,592,181
Total liabilities and stockholders’ equity	$68,886,475	$65,136,584

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net sales	$7,623,319	$5,349,993	$16,860,823	$19,489,178
Total revenue	7,623,319	5,349,993	16,860,823	19,489,178

Cost of sales	2,289,258	1,831,969	5,977,255	5,961,795

Gross profit	5,334,061	3,518,024	10,883,568	13,527,383

Operating expenses:
General and administrative	2,930,888	3,278,663	9,062,233	9,788,609
Research and development	395,687	689,521	1,329,353	1,906,764

Net operating expense	3,326,575	3,968,184	10,391,586	11,695,373

Income (loss) from operations	2,007,486	(450,160)	491,982	1,832,010

Other income (expense):
Other income	140,622	114,454	357,467	264,337
Other (expense)	(119,945)	(24,771)	(268,737)	(924,449)

Net other income	20,677	89,683	88,730	(660,112)

Income (Loss) before provision for income taxes	2,028,163	(360,477)	580,712	1,171,898

Provision (Benefit) for income taxes	(134,678)	28,090	7,761	121,091

Net Income (loss)	$2,162,841	$(388,567)	$572,951	$1,050,807

Net Income (loss) per common share:
Basic	$0.19	$(0.03)	$0.05	$0.09
Diluted	$0.19	$(0.03)	$0.05	$0.09

Weighted average shares outstanding:
Basic	11,322,532	11,269,164	11,311,496	11,263,694
Diluted	11,322,532	11,269,164	11,311,496	11,263,694

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Nine months ending September 30, 2026

Balance, December 31, 2025	-	$-	11,303,885	$1,130	$33,056,091	$12,534,960	$45,592,181

Stock reserved for future services	-	-	-	-	42,464	-	42,464
RSUs issued (stock for services)	-	-	-	-	-	-	-
Net income	-	-	-	-	-	(1,328,632)	(1,328,632)

Balance, March 31, 2026	-	$-	11,303,885	$1,130	$33,098,555	$11,206,328	$44,306,013

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	4,350	-	4,350
RSUs issued (stock for services)	-	-	15,739	5	51,716	-	51,721
Net income	-	-	-	-	-	(261,258)	(261,258)
Balance, June 30, 2026	-	$-	11,319,624	$1,135	$33,154,621	$10,945,070	$44,100,826

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	(50,375)	-	(50,375)
RSUs issued (stock for services)	-	-	45,161	1	152,854	-	152,855
Net income	-	-	-	-	-	2,162,841	2,162,841
Balance, September 30, 2026	-	$-	11,364,785	$1,136	$33,257,100	$13,107,911	$46,366,147

Nine months ending September 30, 2025

Balance, December 31, 2024	-	$-	11,255,709	$1,125	$32,915,112	$12,276,514	$45,192,751
Stock options exercised			-	-	-	-	-
Stock reserved for future services	-	-	-	-	29,514	-	29,514
RSUs issued (stock for services)	-	-	4,500	1	-	-	1
Net income	-	-	-	-	-	1,264,060	1,264,060

Balance, March 31, 2025	-	$-	11,260,209	$1,126	$32,944,626	$13,540,574	$46,486,326

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	183,309	-	183,309
RSUs issued (stock for services)	-	-	1,379	-	-	-	-
Net income	-	-	-	-	-	175,314	175,314
Balance, June 30, 2025	-	$-	11,261,588	$1,126	$33,127,935	$13,715,888	$46,844,949

Stock options exercised	-	-	-	-	-	-	-
Stock reserved for future services	-	-	-	-	(250,252)	-	(250,252)
RSUs issued (stock for services)	-	-	21,519	2	126,365	-	126,367
Net income	-	-	-	-	-	(388,567)	(388,567)
Balance, September 30, 2025	-	$-	11,283,107	$1,128	$33,004,048	$13,327,321	$46,332,497

See accompanying notes to condensed unaudited financial statements.

VIRTRA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net Income	$572,951	$1,050,807
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,538,353	952,407
Right of use amortization	72,774	125,236
Employee stock compensation	201,014	88,938
Bad debt expense	(15,878)	-
Loss on disposal of lease	2,706	-
Loss on disposal of property and equipment	(88,400)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(70,800)	2,996,605
Inventory, net	(1,089,515)	2,246,059
Other assets-long term	253,517	(673,949)
Deferred taxes	(8,000)	113,440
Unbilled revenue	(99,239)	975,022
Other assets	859,337	(321,297)
Prepaid expenses and other current assets	-	(1,273,295)
Accounts payable and other accrued expenses	474,271	(276,810)
Operating lease right of use	(75,992)	(127,239)
Deferred revenue	(1,007,670)	207,851
Net cash provided by operating activities	1,519,429	6,083,775

Cash flows from investing activities:
Internal intangible assets	(491,511)	(2,265,489)
Purchase of property and equipment	(1,013,009)	(898,953)
Net cash (used in) investing activities	(1,504,520)	(3,164,442)

Cash flows from financing activities:
Principal payments of debt	(205,313)	(193,056)
Net cash (used in) financing activities	(205,313)	(193,056)

Net (decrease) in cash	(190,404)	2,726,277
Cash and restricted cash, beginning of period	18,594,598	18,040,827
Cash and restricted cash, end of period	$18,404,194	$20,767,104

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$(1,041,894)	$599,237
Interest paid	$252,483	$175,008
Noncash investing & financing activities disclosure:
Assumption of lease asset (Lessor)	$256,990	$-
Mortgage to purchase building	$(4,000,000)	$-

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

The accompanying unaudited financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position on  September 30, 2026, and the results of our operations and cash flows for the periods presented. We derived the  December 31, 2025 balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP.

Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,
	2026				2025
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$135,889	$2,842,212	$2,355,293	$5,333,394	$61,255	$1,915,280	$1,119,252	$3,095,787
Extended Service-type warranties	15,039	915,865	60,436	991,340	34,679	805,771	37,072	877,522
Customized software and content	-	15,631	-	15,631	-	-	-	-
Installation and training	16,440	167,257	-	183,697	-	149,237	(15,500)	133,737
Design & Prototyping	-	-	-	-	-	154,663	-	154,663
STEP	33,437	1,052,580	13,240	1,099,257	2,392	1,050,250	35,642	1,088,284
Total Revenue	$200,805	$4,993,545	$2,428,969	$7,623,319	$98,326	$4,075,201	$1,176,466	$5,349,993

	Nine Months Ended September 30,
	2026				2025
	Commercial	Government	International	Total	Commercial	Government	International	Total
Simulators and accessories	$227,977	$4,881,514	$4,995,432	$10,104,923	$191,746	$7,108,579	$4,062,041	$11,362,366
Extended Service-type warranties	52,808	2,550,972	162,820	2,766,600	112,036	2,727,081	82,822	2,921,939
Customized software and content	-	481,262	15,421	496,683	-	97,622	101,832	199,454
Installation and training	21,440	351,630	60,068	433,138	7,875	479,315	155,101	642,291
Design & Prototyping	-	-	-	-	-	1,300,415	-	1,300,415
STEP	99,578	2,891,167	68,734	3,059,479	6,537	2,961,733	94,443	3,062,713
Total Revenue	$401,803	$11,156,545	$5,302,475	$16,860,823	$318,194	$14,674,745	$4,496,239	$19,489,178

Commercial customers include selling through prime contractors for military or law enforcement contracts, domestically. Government customers are defined as directly selling to government agencies. For the three months ended  September 30, 2026, governmental customers comprised $4,993,545, or 66% of total net sales, commercial customers comprised $200,805 or 3% of total net sales and international customers comprised $2,428,969 or 32% of total net sales. By comparison, for the three months ended  September 30, 2025, governmental customers comprised $4,075,201, or 76% of total net sales, commercial customers comprised $98,326 or 2% of total net sales and international customers comprised $1,176,466, or 22% of total net sales. For the three months ended  September 30, 2026, and 2025, the Company recorded $1,099,257 and $1,088,284, respectively, in STEP revenue, or 14% and 20%, respectively, of total net sales. For the nine months ended September 30, 2026, governmental customers comprised $11,156,545, or 66% of total net sales, commercial customers comprised $401,803 or 2% of total net sales and international customers comprised $5,302,475 or 31% of total net sales. By comparison, for the nine months ended September 30, 2025, governmental customers comprised $14,674,745, or 75% of total net sales, commercial customers comprised $318,194 or 2% of total net sales and international customers comprised $4,496,239, or 23% of total net sales. For the nine months ended September 30, 2026, and 2025, the Company recorded $3,059,479 and $3,062,713, respectively, in STEP revenue, or 18% and 16%, respectively, of total net sales.

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

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,
Sale of product	2026	2025
Simulators and accessories	$5,333,394	$3,095,787
Extended Service-type warranties	991,340	877,522
Customized software and content	15,631	-
Installation and training	183,697	133,737
Design & Prototyping	-	154,663
STEP	1,099,257	1,088,284
Total consolidated	$7,623,319	$5,349,993

Depreciation and amortization	2026	2025
Simulators and accessories	$84,976	$85,489
Customized software and content	249	249
Design & Prototyping	22,141	22,141
STEP	163,449	140,231
Corporate	277,143	(125,544)
Total consolidated	$547,958	$122,566

Segment income	2026	2025
Simulators and accessories	$3,417,790	$1,169,158
Extended Service-type warranties	948,402	1,081,636
Customized software and content	15,297	108,600
Installation and training	16,764	(58,075)
Design & Prototyping	-	268,654
STEP	935,808	948,053
Corporate	(3,171,220)	(3,906,593)
Total	$2,162,841	$(388,567)

Expenditures for segment assets	2026	2025
Simulators and accessories	$4,777	$-
Extended Service-type warranties	-	-
Customized software and content	-	-
Installation and training	-	-
Design & Prototyping	-	-
STEP	45,148	117,205
Corporate purchases	11,736	(308,594)
	$61,661	$(191,389)

Segment assets	2026	2025
Simulators and accessories	$28,163,890	$21,531,403
Customized software and content	214,805	292,247
Design & Prototyping	-	307,456
STEP	1,159,353	1,116,313
Corporate Assets	39,348,427	42,956,157
	$68,886,475	$66,203,576

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
Sale of product	2026	2025
Simulators and accessories	$10,104,923	$11,362,366
Extended Service-type warranties	2,766,600	2,921,939
Customized software and content	496,683	199,454
Installation and training	433,138	642,291
Design & Prototyping	-	1,300,415
STEP	3,059,479	3,062,713
Total consolidated	$16,860,823	$19,489,178

Depreciation and amortization	2026	2025
Simulators and accessories	$256,705	$323,834
Customized software and content	748	748
Design & Prototyping	66,422	66,422
STEP	468,932	400,228
Corporate	745,546	161,175
Total consolidated	$1,538,353	$952,407

Segment income	2026	2025
Simulators and accessories	$5,511,052	$6,493,618
Extended Service-type warranties	2,506,195	3,262,145
Customized software and content	203,140	523,347
Installation and training	72,633	35,204
Design & Prototyping	-	550,584
STEP	2,590,547	2,662,486
Corporate	(10,310,616)	(12,476,577)
Total	$572,951	$1,050,807

Expenditures for segment assets	2026	2025
Simulators and accessories	$56,769	$464,643
Customized software and content	-	2,265,489
STEP	312,054	577,210
Corporate purchases	4,699,798	(281,457)
	$5,068,621	$3,025,885

Segment assets	2026	2025
Simulators and accessories	$28,163,890	$21,531,403
Customized software and content	214,805	292,247
Design & Prototyping	-	307,456
STEP	1,159,353	1,116,313
Corporate Assets	39,348,427	42,956,157
	$68,886,475	$66,203,576

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits consist of prepaid deposits received for equipment purchase orders and for Subscription Training Equipment Partnership (“STEP”) operating agreements that expire annually. Customer deposits are considered a deferred liability until the completion of the customer’s contract performance obligation. When revenue is recognized, the deposit is applied to the customer’s receivable balance. Customer deposits are recorded as a current liability, and for the items that will be delivered or converted into revenue later than one year, deposits are recorded to a long-term liability under deferred revenue on the balance sheet. As of  September 30, 2026, there was $4,663,838 in current and $75,127 in long-term liabilities. As of  December 31, 2025, there was $4,523,690 and $128,790 recorded as short-term and long-term liabilities, respectively. Changes in deferred revenue amounts related to customer deposits will fluctuate from year to year based upon the mix of customers required to prepay deposits under the Company’s credit policy.

Warranty

The Company warranties its products from manufacturing defects on a limited basis for a period of one year after purchase but also sells separately priced extended service-type warranties for periods of up to four years after the expiration of the standard one-year warranty. During the term of the initial one-year warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. Deferred revenue for separately priced extended warranties one year or less totaled $2,256,199 and $2,838,048 on  September 30, 2026 and  December 31, 2025, respectively. Deferred revenue for separately priced extended warranties longer than one year totaled $1,247,867 and $1,784,603 on  September 30, 2026 and  December 31, 2025, respectively. The accrual for the one-year manufacturer’s warranty liability totaled $173,000 and $189,000 on  September 30, 2026 and  December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $2,766,600 and $2,921,939, respectively, related to the extended service-type warranties that were amortized from the deferred revenue balance at the beginning of each period. Changes in deferred revenue amounts related to extended service-type warranties will fluctuate from year to year based upon the average remaining life of the warranties at the beginning of the period and new extended service-type warranties sold during the period.

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

The Company’s cash, cash equivalents and certificates of deposit are maintained with financial institutions with high credit standings and are FDIC insured deposits. The FDIC insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $17,904,194 and $18,094,598 as of  September 30, 2026, and  December 31, 2025, respectively.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Sales are typically made on credit, and the Company generally does not require collateral. Management performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Historically, the Company has experienced minimal charges relative to doubtful accounts.

As of  September 30, 2026, the Company had two customers that accounted for 33% and 14% respectively, of total accounts receivable. As of  December 31, 2025, the Company had two customers that accounted for 31% and 14% of total accounts receivable.

For the three months ending   September 30, 2026, the Company had one customer accounting for 48% of total revenues and for the nine months ended September 30, 2026, the Company had one customer accounting for 32% of the total revenues.

Net Income per Common Share

The net income per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted net income per share reflects the potential dilution, using the treasury stock method, that would occur if outstanding stock options and warrants were exercised. Earnings per share computations are as follows:

	Three Months Ended September 30,
	2026	2025
Net Income (Loss)	$2,162,841	$(388,567)
Weighted average common stock outstanding	11,322,532	11,269,164
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,322,532	11,269,164

Net Income (Loss) per common share and common equivalent share
Basic	$0.19	$(0.03)
Diluted	$0.19	$(0.03)

	Nine Months Ended September 30,
	2026	2025
Net Income (Loss)	$572,951	$1,050,807
Weighted average common stock outstanding	11,311,496	11,263,694
Incremental shares from stock options	-	-
Weighted average common stock outstanding, diluted	11,311,496	11,263,694

Net Income (Loss) per common share and common equivalent share
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

Note 2. Inventory

Inventory consisted of the following as of:

	September 30, 2026	December 31, 2025

Raw materials, WIP, finished goods and Materials being inspected	$14,630,303	$13,487,627
Reserve	(480,765)	(427,603)

Total Inventory	$14,149,538	$13,060,024

The Company regularly evaluates the useful life of its spare parts inventory but did not have any cause to reclassify any this quarter.

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Deferred Contract Costs

Deferred contract costs consisted of the following as of:

	September 30, 2026	December 31, 2025
Deferred Contract Costs - Short-Term	$374,375	$310,673
Deferred Contract Costs - Long-Term Adjustment	280,781	161,047
Expense as of September 30, 2026	(280,781)	(97,345)
Total Short-Term Contract	$374,375	$374,375

Deferred Contract Costs - Long-Term	$488,695	$738,368
Deferred Contract Costs - Short-Term Adjustment	(280,781)	(161,047)
Expense as of September 30, 2026	-	(88,626)
Total Long-Term Contract	$207,914	$488,695

Total Deferred Contract Costs	$582,289	$863,070

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

At  September 30, 2026 and 2025, deferred contract costs totaled $582,289 and $0, respectively, of which $374,375 and $0 were classified as current. Amortization expense recognized in cost of revenues was $280,781 and $0 for the nine-month ended  September 30, 2026 and 2025, respectively. No impairment losses were recognized during the periods presented.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2026	December 31, 2025
Land	$2,378,987	$1,778,987
Building & Building Improvements	15,771,830	11,595,706
Computer equipment	1,002,606	995,220
Furniture and office equipment	363,136	363,136
Machinery and equipment	4,892,486	4,835,717
STEP equipment	3,208,430	2,896,376
Leasehold improvements	-	340,703
Construction in Progress	204,365	204,365
Total property and equipment	27,821,840	23,010,210
Less: Accumulated depreciation	(7,392,259)	(6,741,810)
Property and equipment, net	$20,429,581	$16,268,400

VIRTRA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Depreciation expenses, including STEP depreciation, were $1,174,751 and $1,101,013 for the nine months ended September 30, 2026 and 2025, respectively.

Note 5. Intangible Assets

Intangible asset consisted of the following as of:

	September 30, 2026	December 31, 2025
Patents	$160,000	$160,000
Capitalized media content	451,244	451,244
Capitalized software	2,265,489	2,265,489
Acquired lease intangible assets	256,990	-

Total intangible assets	3,133,723	2,876,733
Less accumulated amortization	(727,149)	(363,547)

Intangible assets, net	$2,406,574	$2,513,186

In connection with the acquisition of the Orlando property, VirTra assumed two existing long-term lease agreements for the second building. The acquisition resulted in the recognition of lease-related intangible assets totaling $256,990. These assets are being amortized over the remaining lease terms, with expiration dates in 2028 and 2033, respectively.  Amortization expense was $363,602 and $196,196 for the nine months ended September 30, 2026 and 2025, respectively. The increase in 2026 over 2025 was the capitalized software amortization starting in the second quarter of 2025 for the V-XR development.

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

VirTra completed the purchase of the Orlando property on May 22, 2026. As a result, the related right-of-use (ROU) asset and lease liability associated with the property were derecognized and removed from the balance sheet. Accordingly, these lease-related balances have been fully written off and no longer appear in the Company's financial position as of the purchase date. As on June 30, 2026 the Company wrote off the $196,099 lease asset and $209,372 in combined short and long term lease liabilities along with the security deposit which resulted in a $2,706 loss on disposal.

The balance sheet classification of lease assets and liabilities as of   September 30, 2026 are as follows:

Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets, December 31, 2025	$268,873	$437,095
Amortization for the nine months ended September 30, 2026	(72,774)	(168,222)
Write off of right-of-use asset	(196,099)	-

Total operating lease right-of-use asset, September 30, 2026	$-	$268,873
Liabilities
Current
Operating lease liability, short-term	$-	$196,311
Non-current
Operating lease liability, long-term	-	89,053

Total lease liabilities	$-	$285,364

There are no future minimum lease payments as of  September 30, 2026

Rent expenses for the nine months ended September 30, 2026 and 2025 were $76,675 and $145,588, respectively.

Note 7. Accrued Expenses

Accrued compensation and related costs consist of the following as of:

	September 30, 2026	December 31, 2025
Salaries and wages payable	$230,801	$122,529
Employee benefits payable	-	43,608
Accrued paid time off (PTO)	327,904	295,293

Total accrued compensation and related costs	$558,705	$461,430

Salaries and Wages payable is up significantly from December due to the timing of payroll dates and the number of days accrued at the end of the third quarter versus the days accrued at the end of the year.

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2026	December 31, 2025
Manufacturer’s warranties	$173,000	$189,000
Taxes payable	953,855	788,116
Miscellaneous payable	202,968	219,449

Total accrued expenses and other current liabilities	$1,329,823	$1,196,565

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

Notes payable amounts consist of the following:

	September 30, 2026	December 31, 2025

Short-term liabilities
Notes payable, principal	$302,083	$215,037
Accrued interest to date	9,562	12,717

Notes Payable, short-term	$311,645	$227,754

Long-term liabilities
Notes payable, principal	$11,024,880	$7,314,085

Notes payable, long term	$11,024,880	$7,314,085

Note 9. Related Party Transactions

In the first three quarters of 2026, the Company paid Vialytix, LLC, a company owned by the CEO (John Givens) and his wife, $250,000 for software licenses.

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

Restricted Stock Unit Grants

There were awards of 45,161 shares of Restricted Stock units issued to John Givens CEO and to a key employee during the three months ending  September 30, 2026.

Profit Sharing

VirTra provides a discretionary profit-sharing program that pays out a percentage of Company profits each year as a cash bonus to eligible employees. The cash payment is typically split into two equal payments and distributed pro-rata in April and October of the following year to only active employees. For the nine months ended September 30, 2026 and 2025, $0 and $107,549 was expensed to operations for profit sharing.

Note 11. Stockholders’ Equity

Common stock activity

There were 45,161 shares of common stock issued for RSU payments to John Givens CEO and to a key employee during the three months ended September 30, 2026.

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

●

APEX is a revolutionary, web-based platform that helps organizations collect, evaluate, analyze and report their training data through secure and consistent processes, these processes operate in real -time, ensuing workflow and training sessions are maximized for effectiveness. This platform through a partnership with Vialytics comes with the base subscription on every VirTra system with an Apex pro-option available as an upgrade

Results of operations for the three and nine months ended September 30, 2026, and September 30, 2025

Revenues. Net sales for the three months ended September 30, 2026 were $7,623,319, compared to $5,349,993 for the same period in 2025, representing an increase of $2,273,326, or 42%. Net sales for the nine months ended September 30, 2026 were $16,860,823 compared to $19,489,178 for the same period in 2025, representing a decrease of $2,628,355, or 13%. The increase this quarter reflects our ability to convert the very large international order received in the third quarter of last year into revenue, as well as recognize revenue from several significant sales orders that had remained in the prior quarter backlog. This provided an opportunity to improve our year-to-date performance; however, we remain below the prior year due to delayed revenue recognition earlier in the year resulting from temporary customer delivery deferrals. As has been the trend in most quarters, with a particularly strong impact in the third quarter, many orders were booked late in September. This was driven, in part, by year-end federal government funds being released, which accelerated customer purchasing activity near the end of the quarter.

Cost of Sales. Cost of sales increased to $2,289,258 for the three months ended September 30, 2026, from $1,831,969 for the same period in 2025, an increase of $457,289, or 25%, primarily due to larger revenue requiring higher dollars in the cost of goods. Cost of sales increased to $5,977,255 for the nine months ended September 30, 2026, from $5,961,795 for the same period in 2025, an increase of $15,460, The increase was primarily driven by higher sales volumes. Cost of sales has remained relatively consistent on a dollar basis year over year; however, due to lower revenue levels, the cost of goods sold as a percentage of revenue is higher. This is largely attributable to our continued commitment to content creation and development efforts, even during periods of lower revenue.

Gross Profit. Gross profit was $5,334,061 for the three months ended September 30, 2026, compared to $3,518,024 for the same period in 2025, a increase of $1,816,037, or 52%. Gross profit was $10,883,568 for the nine months ended September 30, 2026, compared to $13,527,383 for the same period in 2025, a decrease of $2,643,815, or 20%. The gross profit margin for the three months ended September 30, 2026 and 2025 was 70% and 65%, respectively. The gross profit margin for the nine months ended September 30, 2026 and 2025 was 64% and 69%, respectively. This decrease in margin is driven by the Company continuing to work on new scenarios for all our customers and improve our integrations with other software, including VBS and Vialytics, which will help drive revenue for future quarters.

Operating Expenses. Net operating expense was $3,326,575 for the three months ended September 30, 2026, compared to $3,968,184 for the same period in 2025, a decrease of $641,609, or 16%. Net operating expense was $10,391,586 for the nine months ended September 30, 2026, compared to $11,695,373 for the same period in 2025, a decrease of $1,303,787, or 11%. Operating expenses decreased during the period as management continued to carefully manage discretionary spending and optimize overhead costs in response to lower revenue levels. This disciplined approach helped mitigate the impact of revenue timing challenges experienced earlier in the year.

Operating Income. Operating income was $2,007,486 for the three months ended September 30, 2026, compared to operating loss of ( $450,160) for the same period in 2025, an increase of $2,457,646 or 546%. Operating income was $491,982 for the nine months ended September 30, 2026, compared to operating income of $1,832,010 for the same period in 2025, a decrease of $1,340,028 or 73%. The year-over-year increase was primarily attributable to the shipment and revenue recognition of a significant international order during the latter half of the year, most notably in the third quarter, while management continued to effectively control costs and reduce operating expenses.

Net Other Income. Other income net of other expense was $20,677 for the three months ended September 30, 2026, compared to net other income of $89,683 for the same period in 2025, a decrease of $69,006, or 77%. Other income net of other expense was $88,730 for the nine months ended September 30, 2026, compared to net other expense of $660,112 for the same period in 2025, an improvement of  $748,842  or 113%. The change from expense to income is primarily attributable to a significant foreign exchange (FX) loss recognized in the second quarter of 2025, compared with minimal FX expense and higher interest income in 2026.

Provision (Benefit) for Income Tax. Provision benefit for income tax was ($134,678) for the three months ended September 30, 2026, compared to $28,090 expense for the same period in 2025, a decrease of $162,768, or 579%. Provision for income tax was $7,761 for the nine months ended September 30, 2026, compared to $121,091 for the same period in 2025, an decrease of $113,330, or 94%. Provision for income tax is estimated quarterly applying both federal and state tax rates.

Net Income. Net income was $2,162,841 for the three months ended September 30, 2026, compared to net loss of ($388,567)for the same period in 2025, an increase of $2,551,408 or 657%. Net income is $572,951 for the nine months ended September 30, 2026, compared to net income of $1,050,807 for the same period in 2025, a decrease of $477,856 or 45%. The fluctuation in net income relates to each respective revenue section discussed above.

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

	For Three Months Ended				For Nine Months Ended
	September 30,	September 30,	Increase	%	September 30,	September 30,	Increase	%
	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change

Net Income (Loss)	$2,162,841	$(388,567)	$2,551,408	657%	$572,951	$1,050,807	$(477,856)	-45%
Adjustments:
Provision for income taxes	(134,678)	28,090	(162,768)	-579%	7,761	121,091	(113,330)	-94%
Depreciation and amortization	547,958	466,876	81,082	17%	1,538,353	1,297,209	241,144	19%
Interest (net)	(19,498)	(55,831)	36,333	-65%	(34,844)	(103,958)	69,114	-66%
EBITDA	2,556,623	50,568	2,506,055	4956%	2,084,221	2,365,149	(280,928)	-12%
Right of use amortization	-	40,871	(40,871)	-100%	72,774	125,236	(52,462)	-42%

Adjusted EBITDA	$2,556,623	$91,439	$2,465,184	2696%	$2,156,995	$2,490,385	$(333,390)	-13%

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $18,404,194 and $ 18,594,598 of cash and cash equivalents as of September 30, 2026, and December 31, 2025, respectively. Working capital was $31,075,000 and $30,793,890 as of  September 30, 2026, and December 31, 2025 respectively.

Net cash provided by operating activities was $1,519,429 and net cash provided by operating activities was $6,083,777 for the nine months ended September 30, 2026 and 2025, respectively. Cash generation was a combination of better revenues and disciplined working capital management. While inventory levels increased to support operational and sales requirements, this use of cash was more than offset by favorable changes in other assets and higher accounts payable and accrued liabilities.

Net cash used in investing activities was $1,504,520 for the nine months ended September 30, 2026, compared to net cash used in investing activities of 3,164,442 for the nine months ended September 30, 2025. Investing activities in 2026 and 2025 consisted of purchases of property and equipment.

Net cash used in financing activities was $205,313 for the nine months ended September 30, 2026, compared to $193,056 used in the nine months ended September 30, 2025. In both periods, cash was used primarily for principal payment of debt and in 2026 the creation of the new mortgage note for the purchase of the Orlando building.

Bookings and Backlog

The Company defines bookings as the total of newly signed contracts, awarded RFP’s and purchase orders received in a defined time period. The Company received bookings totaling $10.3  million for the three months ended September 30, 2026 and bookings totaling $19.6 million for the nine months ended September 30, 2026. The Company has made one change to the booking qualifications. As previously disclosed, in 2024 we strengthened the language in the STEP contract Terms and Conditions to better ensure the agreement remains in effect for the full three-year term. This change was done to secure future revenue and lower our risk of unsigned or cancelled contracts. Therefore, with this change, we believe there are $1.3 million in renewable STEP contract options still outstanding, and based on current renewal rates, the Company believes 95% of those options will be exercised.

The Company defines backlog as the accumulation of bookings from signed contracts and purchase orders that are not started, or have uncompleted performance objectives, and cannot be recognized as revenue until delivered in a future quarter. The Company splits the backlog into three categories. The first is capital, which includes sales of all the simulators, corresponding accessories, installs, training custom content and custom design work. The second and third are extended warranty agreements and STEP agreements that are deferred revenue recognized on a straight-line basis over the life of each respective agreement. As of September 30, 2026, the Company’s backlog was $14.1 million in Capital, $3.9 million in Service and $9.6 million in STEP, for a total of $27.6 million. This is an increase in backlog from December 31, 2025 which sat at $13.8 million in Capital, $5.1 million in Service and $6.7 million in STEP, for a total of $25.6 million.

Management estimates that approximately 25-30% of capital backlog will be converted to revenue in 2026. Management recognizes that the majority of capital contracts will extend into 2027 by request of the customers. Management’s estimate for the conversion of backlog is based on current contract delivery dates; however, contract terms and install dates are subject to modification and are routinely changed at the request of the customer or due to factors outside the Company’s control.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that there have been no changes in our critical accounting policies during the three months ended September 30, 2026.

Recent Accounting Pronouncements

See Note 1 to our financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of  September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officers and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. These weaknesses were (i) lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (ii) failure to implement adequate system and manual controls. As noted in 10-K, until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely the first material weakness will continue. With respect to the second material weakness, our Board of Directors has directed management to implement more effective system and manual controls.

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended September 30, 2026, and continuing through 2026, we are implementing more formal review and documentation of workflow processes and increasing our ERP training for our staff. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

VIRTRA, INC.

Date: November 12, 2026	By:	/s/ John F. Givens II
John F. Givens II
Chief Executive Officer
(principal executive officer)

	By:	/s/ Alanna Boudreau
Chief Financial Officer
(principal financial officer)